Form 10-Q
period 1995-03-31
ULTRAK INC
filed 1995-05-18
CIK 318259

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended_March 31, 1995____________________________

or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to __________________________


Commission File Number:___________0-9463_______________________________

_______________________________ULTRAK, INC._______________________
(Exact name of registrant as specified in its charter)


_______Colorado___________________________84-0819156_________________
(State or other jurisdiction of       	(I.R.S. Employer
incorporation or organization)	       Identification No.)

1220 Champion Circle, Suite 100
Carrollton, Texas ____________________	75006_______________________
(Address of principal executive offices)	(Zip Code)

__________________________(214) 280-9675________________________
(Registrant's telephone number, including area code)
_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
 (2) has been  subject to such filing requirements for the past 90 days.

	Yes__X__     No_____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995:

   6,555,619 shares of no par value common stock.

                           ULTRAK, INC. and SUBSIDIARIES

                            QUARTER ENDED MARCH 31, 1995

                                       INDEX

[S]                                                            [C]
Part I:  Financial Information                               Page No.

  Consolidated Balance Sheets                                   3

  Consolidated Statements of Income                             4

  Consolidated Statements of Cash Flows                         5

  Notes to Consolidated Financial Statements                    6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations               8


PartII: Other Information                                      10

  Exhibit 11:  Computation of Per Share Net Income             11

  Signatures                                                   12

  Exhibit 27:  Financial Data Schedule for the three
    months ended March 31, 1995                                12


                      PART I. - FINANCIAL INFORMATION

                       ULTRAK, INC. and SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                              March 1995     December 1994
ASSETS
Current Assets:
  Cash and cash deposits                              $0         642,241
  Accounts receivable, net                    11,157,231      10,743,091
  Inventories, net                            15,545,294      14,396,438
  Advances for inventory purchases             3,784,540       5,381,437
  Prepaid expenses and other current assets      676,022         432,469
  Deferred income taxes                          362,988         362,988
                                              __________      __________
Total Current Assets                          31,526,075      31,958,664
                                              __________      __________
 Furniture and Equipment, net                  2,034,403       1,971,393
 Goodwill, net                                 1,339,819       1,259,969
 Notes Receivable, Noncurrent (Note 2)         1,054,205         984,208
 Other Assets                                    157,930         178,456
                                               _________       _________
TOTAL ASSETS                                 $36,112,432      36,352,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade                      $5,946,711       6,531,779
  Notes payable (Note 3)                      17,882,187      18,244,183
  Accrued liabilities                            567,314         664,740
  Other current liabilities                      893,201         841,600
                                              __________      __________
Total Current Liabilities                     25,289,413      26,282,302
                                              __________      __________
Stockholders' Equity:
  Preferred Stock, $5.00 par value,
   issuable in series;2,000,000 shares
   authorized; Series A 12% cumulative
   convertible; 195,351 shares authorized,
   issued and outstanding                        976,755         976,755
  Common Stock, 20,000,000 shares authorized;
   6,555,619 issued and outstanding at March 31,
   1995 and December 31, 1994, respectively,
   at stated value                                73,254          73,254
  Additional Paid-in Capital                   7,213,747       7,213,747
  Retained Earnings                            2,559,263       1,806,632
                                              __________      __________
Total Stockholders' Equity                    10,823,019      10,070,388
                                              __________      __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $36,112,432      36,352,690
                                             ___________      __________

The accompanying notes are an integral part of the consolidated financial statements.

                       ULTRAK, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                (Unaudited)

                                           Three months     Three months
                                              Ended            Ended
                                          March 31, 1995   March 31, 1994
                                          ______________   ______________
Net Sales                                   $21,829,162      17,764,973

Cost of Sales                                16,507,084      13,592,929
                                            ___________      __________

Gross Profit                                  5,322,078       4,172,044
Other Operating Expenses                      3,713,412       3,049,425
                                             __________       _________

Operating Income                              1,608,666       1,122,619
Other (Income) Expense                          (19,555)        (19,918)
Interest Expense                                396,829         219,906
                                             __________       _________
Net Income before Income Taxes                1,231,392         922,631
Income Taxes                                    449,459         294,574
                                             __________       _________
Net Income                                     $781,933         628,057

Dividend Requirements on
  Preferred Stock                                29,302          29,302
                                             __________       _________
Net Income Allocable to
  Common Stockholders                          $752,631         598,755
                                               ________         _______
Net Income per Common Share                        $.11             .09

Number of Common Shares Used
  in Computation                              6,821,027       6,816,955

The accompanying notes are an integral part of the consolidated financial statements.

                        ULTRAK, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                 (Unaudited)
                                              Three months     Three months
                                                 Ended            Ended
                                             March 31, 1995   March 31, 1994
                                             ______________   ______________
Cash Flows from Operating Activities:
  Net Income                                       $781,933         628,057

Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                     137,957          81,439
  Changes in current assets and liabilities:
   (Increase), decrease in accounts receivable     (414,140)     (2,803,980)
   (Increase), decrease in inventory             (1,148,856)      3,872,254
   (Increase), decrease in advances for inventory 1,596,897      (1,113,094)
   (Increase), decrease in prepaid expenses        (243,553)       (167,076)
   Increase, (decrease) in trade accounts payable  (585,068)        (25,350)
   Increase, (decrease) in accrued liabilities      (45,825)        245,315
   (Increase), decrease in discontinued operations        0         140,692
                                                  _________       _________
Net cash provided by operating activities            79,345         858,257
                                                  _________       _________
Cash Flows from Investing Activities:
  Capital expenditures for furniture and equipment (200,967)       (372,644)
  Investment in other assets                       (129,321)        (78,285)
                                                   ________        ________
Net cash used in investing activities              (330,288)       (450,929)
                                                   _________       _________
Cash Flows from Financing Activities:
  Issuance  of common stock, net                          0         (29,693)
  Changes in notes payable                         (361,996)        (89,103)
  Payment of dividends on preferred stock           (29,302)        (29,302)
                                                   ________        ________
Net cash used in financing activities              (391,298)       (148,098)
                                                   ________        ________
Net increase (decrease) in cash                    (642,241)        259,230
Cash and Cash Equivalents at Begin. of the Period   642,241         500,106
                                                   ________        ________
Cash and Cash Equivalents at End of the Period           $0         759,336
                                                   ________        ________

The accompanying notes are an integral part of the consolidated financial statements.

                        ULTRAK, INC. and SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1995

                              (Unaudited)

1.	Basis of Presentation:

The accompanying unaudited interim consolidated financial statements include the accounts of Ultrak, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further
information, 	refer to the notes to the consolidated financial statements
for the year ended December 31, 1994 included in the Ultrak, Inc. Annual Report on Form 10-K.

2. Notes Receivable-Noncurrent:

Notes receivable-noncurrent consists of the following as of March 31, 1995:

$750,000 notes receivable, principal payments
due and payable annually beginning in July 1995
until July 1998; interest payable monthly at 10%
per annum, collateralized by substantially all assets
of the maker		                                              $738,205

$116,000 note receivable, due and payable on April
21, 1996; interest payable quarterly at prime plus
4%, collateralized by certain assets of the maker  	   	     116,000

$200,000 note receivable, principal payments due and
payable on January 14, 1997, interest payable annually
at 8%, partially collateralized by certain assets
of the maker	         	                                      200,000
                                                            ________

                   				                                   $1,054,205

In connection with the $750,000 notes receivable, the Company has received warrants to purchase up to 59% of the common stock of the maker. The Chairman of the Board of the Company has guaranteed approximately $470,000 of the notes and has received approximately 50% of the warrants.

                         ULTRAK, INC. and SUBSIDIARIES

                                  (Unaudited)

3.	Notes Payable:

Notes payable consists of the following as of March 31, 1995:

$15.0 million revolving line of credit, due upon
demand or September 27, 1995; interest at floating
prime plus 1/2% payable monthly; collateralized by
substantially all assets	                                 $11,893,796

$7.0 million revolving line of credit, due upon
demand or April 4, 1996; interest at the greater
of 8.5% or floating prime plus 2.0% per annum
payable monthly; collateralized by inventory	               5,988,391
	                                                         ___________

		                                                       	$17,882,187

All of the credit facilities are guaranteed in part by the principal stockholder of the Company. The credit agreements contain certain restrictive covenants and conditions, including debt to tangible net worth ratios, current ratios and working capital ratios. At March 31, 1995, the Company was in compliance with all of its covenants with its lenders.

At March 31, 1995, the Company had unused available lines of credit totalling approximately $4.1 million.

4. Acquisition of Diamond Electronics, Inc.

On April 28, 1995, the Company signed an Agreement and Plan of Reorganization (the Agreement) with Diamond Electronics, Inc. (Diamond), an Ohio corporation, and certain significant Diamond stockholders to acquire through the merger of a wholly-owned subsidiary of the Company all of the outstanding common stock of Diamond in exchange for 600,000 shares of registered Ultrak common stock. Diamond had unaudited revenues of $2,959,000 and unaudited net income of approximately $85,000 for the quarter ended March 31, 1995. The agreement specifies certain conditions under which up to 100,000 additional shares of Ultrak stock could be issued. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and hazardous viewing systems used by industry and municipalities. Subject to compliance with various closing conditions, the transaction is scheduled to close before June 30, 1995. The transaction will be accounted for as a purchase.

                      ULTRAK, INC. and SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

For the three months ended March 31, 1995, net sales increased $4,064,189 (23%) over the comparable 1994 period. This growth was due primarily (90%) to increased volume of sales of existing closed circuit television (CCTV) products to all of the markets that the Company serves. New products introduced by the Company during the first quarter of 1995 contributed approximately 10% of the increase in net sales.

In comparison, for the three months ended March 31, 1995, cost of goods sold increased $2,914,155 (21%) over the comparable 1994 period. This increase was in virtual direct relationship to the overall CCTV increase in net sales.

The overall gross profit percentage increased to 24.38% in 1995 from 23.48% in 1994 for the comparable three month period ended March 31, primarily because of increased sales of Ultrak branded products that carry higher gross profit margins and the higher margins earned on new product sales. In general, gross profit margins on non Ultrak branded products have decreased during 1995 due to competition in the industry and a strategic decision by the Company to be the industry value leader.

For the three months ended March 31, 1995, other operating expenses increased $663,987 (22%) from the comparable 1994 period. This increase was primarily due to increased sales and marketing costs including personnel, travel and other related costs commensurate with the overall increase in sales and the strategic plan to build the market for greater sales in the future. In addition, new product promotion costs were incurred during the first quarter including advertising, printing, product shows and other promotional activities.

For the three months ended March 31, 1995, other (income) expenses increased $177,286 (89%) from the comparable 1994 period because of increased interest expense on borrowings due to higher prime interest rates offset by interest income on notes receivable and miscellaneous income.

Liquidity and Capital Resources:

The Company's cash management policy is to directly apply all cash proceeds to offset bank debt. The Company had a net decrease in cash for the three month period ended March 31, 1995 of $642,241. Net cash provided by operating activities was $79,345, primarily because of net cash profits and reductions in advances for inventory partially offset by significant increases in accounts and notes receivable and inventory on hand related to higher sales during the period and reductions in trade accounts payable.

Net cash used in investing activities for the three months ended March 31, 1995 was $330,288 primarily for capital expenditures for office and warehouse equipment, upgrades to the Company's computer system and leasehold improvements.

                         ULTRAK, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net cash used in financing activities for the three months ended March 31, 1995 was $391,298 from a net reduction during the quarter in borrowings on the Company's two lines of credit and payment of dividends on preferred stock.

As of March 31, 1995, the Company had unused available lines of credit totaling approximately $4.1 million.

On February 9, 1995, the Company's line of credit with NationsBank of Texas, N.A. was increased from $13.2 million to $15.0 million under the same terms and conditions.

The Company will continue to be dependent upon its bank and other lender financing to fund its operations. The Company anticipates that its current operations and future growth will be financed through increased lines of credit and internally generated profits. The Company believes such sources of funds will be adequate for its projected needs for the next twelve (12) months. The Company may attempt to raise additional equity capital if sales increase faster than planned or if it is otherwise deemed advantageous to do so.

                       ULTRAK, INC. and SUBSIDIARIES

                       QUARTER ENDED MARCH 31, 1995



Part II: Other Information

  Item 1.Legal Proceedings

    Not Applicable

  Item 2.Changes in Securities

    Not Applicable

  Item 3.Defaults Upon Senior Securities

    Not Applicable

  Item 4.	Submission of Matters to a Vote of Security Holders

    Not Applicable

  Item 5.Other Information

    On April 28, 1995, the Company signed an Agreement and Plan of Reorganization (the Agreement) with Diamond Electronics, Inc. (Diamond), an Ohio corporation, and certain significant Diamond stockholders to acquire through the merger of a wholly-owned subsidiary of the Company all of the outstanding common stock of Diamond in exchange for 600,000 shares of registered Ultrak common stock. Diamond had unaudited revenues of $2,959,000 and unaudited net income of approximately $85,000 for the quarter ended March 31, 1995. The Agreement specifies certain conditions under which up to 100,000 additional shares of Ultrak stock could be issued. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and hazardous viewing systems used by industry and municipalities. Subject to compliance with various closing conditions, the transaction is scheduled to close before June 30, 1995. The transaction will be accounted for as a purchase.

  Item 6.Exhibits and Reports on Form 8-K

    (a) Exhibits filed with this report:

        Exhibit 2-Agreement and Plan of Reorganization as of April 28, 1995 between Diamond Electronics, Inc., the Signing Shareholders of Diamond and Ultrak, Inc. (Filed as Exhibit to Form S-4 filed May 5, 1995)

        Exhibit 11-Computation of Per Share Income for the three months ended March 31, 1995.

        Exhibit 27-Financial Data Schedule for the three months ended March 31, 1995.

    (b) Reports on Form 8-K.

        No Form 8-Ks were filed during the quarter ended March 31, 1995.

                    	                                            EXHIBIT 11
                        ULTRAK, INC. and SUBSIDIARIES

                       Computation of Per Share Income
       	          For the Three Months ended March 31, 1995

                                 (Unaudited)


Computation of Earnings per Share-Primary:

Net income                                           		$781,933

Less: Dividend requirements on preferred stock        		(29,302)
                                                       _________
Net income allocable to common stockholders	          	$752,631


Weighted average number of common shares
outstanding during the period                        	6,555,619

Net effect of dilutive stock options and
warrants based on the treasury method using
average market price                                  		265,408
			                                                   _________

Shares used for computation                          	6,821,027

Earnings per share-primary                         	       $.11


Computation of Earnings per Share-Assuming
Full Dilution:

Net income                                           		$781,933

Less: Dividend requirements on preferred stock		              0
                                                       ________
Net income allocable to common stockholde             	$781,933

Weighted average number of common shares
outstanding during the period                       		6,555,619

Net effect of dilutive stock options and
warrants based on the treasury method using
the greater of average or ending price                 	282,463

Net effect of preferred stock conversion	              	406,981
			                                                     _______

Shares used for computation	                         	7,245,063

Earnings per share-assuming full dilution     	            $.11

                      ULTRAK, INC. and SUBSIDIARIES
                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ULTRAK, INC.
              		               (Registrant)




May 16, 1995                   Tim D. Torno
Date		                         Tim D. Torno
       		                      Principal Financial and
	                              Accounting Officer