Form 10-K405/A
period 1994-12-31
ULTRAK INC
filed 1995-06-29
CIK 318259

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

                              (Amendment No. 1)

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURIITES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended              December 31, 1994
                                      OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       COMMISSION FILE NUMBER:  0-9463

                                 ULTRAK, INC.
            (Exact name of registrant as specified in its charter)

            COLORADO                                   84-0819156
  (State or other Jurisdiction of         (I.R.S. Employer Indentification No.)
  incorporation or organization

    1220 CHAMPION CIRCLE, SUITE 100
          CARROLLTON, TEXAS                                75006
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:  (214) 280-9675

         Securities Registered Pursuant to Section 12(b) of the Act:
                                     NONE

         Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, NO PAR VALUE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO
                                               ---      ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1995 was $26,015,421. As of that date, there were 6,555,619 of the registrant's Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

          The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pusuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 1. BUSINESS


GENERAL

        Ultrak, Inc. (the "Company" or "Ultrak") designs, manufactures, markets, and services video closed circuit television ("CCTV") products for use in security applications, general observation, medical and dental equipment and automated manufacturing systems. These products include a broad line of cameras, lenses, monitors, switchers, time lapse recorders, multiplexers, and wireless video transmission systems.

     Prior to July 1993, Ultrak's Exxis Technologies, Inc. subsidiary marketed, sold, and serviced personal computer products, including desktop and tower computers, disk drives, CD-ROM drives, printers and monitors sold under its private brand name [X] Smart Choice. Ultrak discontinued this business in July 1993. See "ULTRAK MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Note I of Notes to Consolidated Financial Statements.

     Ultrak is a Colorado corporation incorporated in 1980. Ultrak's headquarters are located at 1220 Champion Circle, Suite 100, Carrollton, Texas 75006. Ultrak conducts its principal business operations at five locations:
Carrollton (Dallas), Texas; Broomfield (Denver), Colorado; Annapolis, Maryland; southern California and Chicago, Illinois and has additional sales offices in New York, southern Florida, Boston, Atlanta, and Los Angeles.

RECENT DEVELOPMENTS

     Effective April 1, 1994, Ultrak acquired a 56% interest in JAK Pacific Video Warranty and Repair Services, Inc., a California corporation ("JAK"), for total cash consideration of $573,000. JAK is in the business of providing warranty and repair services for CCTV equipment for a line of products manufactured by a Korean based company. JAK also has exclusive marketing and sales rights for certain products in the United States. The operations of JAK were merged with the existing operations of Ultrak's facility in southern California. The transaction was accounted for as a purchase. Ultrak has an option to acquire the remaining 44% of JAK for cash consideration of $500,000, which will expire on December 31, 1995.

     In July 1994, Ultrak exercised its option, in accordance with the terms of an Option Agreement, to acquire an additional 2.2% of the outstanding stock of Dental Vision Direct, Inc. ("DVD") from the minority shareholders of DVD, thereby increasing Ultrak's ownership in DVD from 80% to 82.2%. DVD is in the business of manufacturing, marketing, and selling an intraoral video hand piece (sold under the Ultracam trade name) and related accessories used by dentists in their practices. Effective December 30, 1994, Ultrak acquired the remaining 17.8% interest in DVD from the minority owners for total cash consideration of $5,000.

     On October 31, 1994, Ultrak's revolving line of credit with NationsBank of Texas, N.A. ("NationsBank") was increased from $12.0 million to $13.2 million. The NationsBank revolving line of credit was further increased during February 1995 from $13.2 million to $15.0 million. On October 4, 1994, Petrus Fund, L.P., of which Perot Investments, Inc. is the general partner, increased its revolving line of credit to Ultrak from $6.0 million to $7.0 million and agreed to further increase Ultrak's line of credit from $7.0 million to $8.0 million upon Ultrak's achievement of certain net income requirements. In conjunction with the amendments to both loan agreements, certain financial and operational covenants were modified. All other terms and conditions of the loan agreements were unchanged.

CCTV PRODUCTS; INDUSTRY

     Ultrak designs, manufactures, markets, and services video CCTV products for use in security applications, general observation, medical and dental equipment, and automated manufacturing systems. These products include a broad line of cameras, lenses, monitors, switchers, time lapse recorders, multiplexers, and wireless video transmission systems.

     Ultrak's target markets are wholesale distributors, installing dealers, large end-users, mass merchants (for resale), manufacturing companies, system integrators, and dentists. Each target market is reached through a dedicated group of telemarketing and regional sales professionals as well as through catalogs, magazine advertising, and industry trade shows.

     Approximately 70% of Ultrak's CCTV products sales carry its own brand names (Ultrak, Exxis, [X] Smart Choice, Beck, Mobile Video Products, and Ultracam), with the remainder having brands owned by others such as Mitsubishi, Sony, Dedicated Micros, Panasonic, and others. Ultrak's own branded products are manufactured to its design specifications by manufacturer suppliers located in Korea, Japan, England, Hong Kong, Taiwan, China, and the United States.

     According to a Smith Barney Shearson Electronic Security Industry Report, dated January 25, 1994, by the year 2000, the CCTV industry is expected to be a $755 million annual sales component of the expected $17 billion total U.S. security industry. The CCTV segment of the security industry has experienced rapid growth since the early 1980s. CCTV sales represent a significant portion of the total security industry, trailing only intrusion detection devices and fire detection apparatus in terms of sales. Included in the CCTV category are CCTV cameras, lenses, monitors, switchers, time lapse recorders, multiplexers, video transmission systems, and various types of peripheral equipment used for CCTV installations. Ultrak's business is not generally seasonal in nature, except that sales in December and January are typically 15-20% lower than other months.

     Ultrak believes that it is an important factor within the CCTV industry and that it is one of the three largest in terms of CCTV sales in the United States. However, many of its competitors are divisions of much larger companies.

     Ultrak has trademark registration on its Ultrak, [X] Smart Choice, Beck, Ultracam, the Witness, Video Butler, and BabyWatch trade names. In addition, Ultrak has been issued a patent on its Ultracam intraoral hand piece and has patents pending on a multiple operator dental system, the Witness, a security observation system that records activity upon activation of an alarming input signal, and several other devices.

SUPPLIERS AND DISTRIBUTION

     Ultrak's product development staff designs and then coordinates with its non-affiliated suppliers to manufacture certain of its private branded products as well as coordinates and supervises the assembly and packaging of certain products by its own employees. Ultrak has been and will continue to be substantially dependent upon its manufacturer suppliers. Ultrak has exclusive and non-exclusive sales and marketing rights for certain of the CCTV products it sells, including certain CCTV cameras and systems manufactured in Japan and Korea. Ultrak has in the past experienced, and may in the future experience, short-term difficulties in obtaining some products from some manufacturers. In general, Ultrak's suppliers are constantly developing new products that advance the state of technology in security products and offer improved value. Ultrak has in the past issued letters of credit or placed funds on deposit with its suppliers to attempt to insure itself a constant and consistent supply of products.

     Approximately 95% of Ultrak's purchases from its non-affiliated suppliers are made in United States dollars with the remaining 5% purchased in Japanese yen. To date, Ultrak has not been materially adversely affected by fluctuations in the valuation of the Japanese yen. It is expected that the Company will continue to purchase the vast majority of its products in United States dollars.

     Ultrak believes that it has close relationships with its suppliers. In some cases, Ultrak is the exclusive or semi-exclusive marketer of its suppliers' products in the United States. Ultrak's trading agreements with its suppliers are both written and oral. In most of these relationships, Ultrak believes that the relationship is as important to the supplier as it is to Ultrak. Thus, Ultrak believes that there is a strong, mutually advantageous basis for the trading relationship to exist and grow.

     Ultrak imports its private branded security products primarily from Korea, Japan, England, Hong Kong, and Taiwan. Because of foreign production lead times, Ultrak normally makes purchase commitments to these foreign suppliers three to six months in advance. Products ordered by Ultrak and manufactured by others in Asia are shipped to warehouses of Ultrak located in the United States for subsequent delivery to customers of Ultrak.

     Delivery times on these products to the United States vary from one week to two months, depending on the mode of transportation used. Therefore, it is necessary for Ultrak to commit to and carry larger levels of inventory than would be necessary if it used strictly domestic suppliers.

     The nature of Ultrak's business is to ship most orders within 24 hours of receipt of the order. As of December 31, 1994 and 1993, Ultrak had approximately $3,939,000 and $2,093,000, respectively, in backlog for its products which it considers to be firm.

     Ultrak can ship its CCTV products from one of five warehouse locations operated by it: Carrollton, Texas; Broomfield, Colorado; Annapolis, Maryland; southern California; or Chicago, Illinois. Currently over 90% of all shipments are made from the Carrollton, Texas, centralized warehouse. Inventory, accounts receivable, purchasing, payroll, and other corporate business functions are controlled on Ultrak's integrated computer system located in its Carrollton headquarters. All sales locations are linked real time through a nationwide network which allows for orders to be entered and shipped from multiple locations.

     Approximately 21% of Ultrak's 1994 sales were to Walmart Stores, Inc. and Sam's Wholesale Club, a division of Walmart Stores, Inc. No other single customer accounted for more than 10% of total sales in 1994.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock (the "Ultrak Common Stock") became listed on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("Nasdaq") on January 18, 1994. Prior to that time, Ultrak Common Stock was traded in the over-the-counter market and price quotations for the two-year period shown below were reported on Nasdaq under the symbol "ULTK." The quotations shown below, which are the range of the high and low bid prices for 1993 and high and low closing prices thereafter, were compiled by Ultrak from Monthly Statistical Reports supplied by Nasdaq. All quotes for 1993 represent inter-dealer quotations, without retail markup, mark-down, or commission and may not necessarily represent actual transactions in the Ultrak Common Stock. All prices in 1993 have been retroactively restated to reflect the one-for-six reverse stock split, which was effected on December 28, 1993.

                                                                  HIGH BID       LOW BID
                                                                 ----------     ---------
        1993*
          First quarter........................................    $ 7.50         $4.31
          Second quarter.......................................      9.75          5.64
          Third quarter........................................      9.00          5.25
          Fourth quarter.......................................      7.62          5.63

                                                                 HIGH CLOSE     LOW CLOSE
                                                                 ----------     ---------
        1994
          First quarter........................................    $ 8.63         $5.75
          Second quarter.......................................      7.13          4.50
          Third quarter........................................      7.63          6.13
          Fourth quarter.......................................      8.00          6.75

- ---------------

* Retroactively restated to reflect the one-for-six reverse stock split, which was effected on December 28, 1993.

     The total number of holders of Ultrak Common Stock as of February 28, 1995, was approximately 3,200, comprised of approximately 1,500 shareholders of record and approximately 1,700 not of record.

     Ultrak has never paid any dividends to its common shareholders. Currently, it is the intention of Ultrak not to pay any dividends to the holders of Ultrak Common Stock in the foreseeable future. Management of Ultrak intends to reinvest earnings available to common shareholders in the development and expansion of Ultrak's business. The declaration in the future of any cash dividends on Ultrak Common Stock will be at the discretion of the board of directors and will depend upon the earnings, capital requirements and financial position of Ultrak, general economic conditions, and other pertinent factors. Ultrak's loan and security agreements with its financial institutions require the lender's prior written consent to Ultrak's payment of cash dividends on Ultrak Common Stock. To the extent allowed by Ultrak's loan agreements, Ultrak does intend to pay dividends on its shares of Series A Preferred Stock, all of which are owned by George K. Broady, the Chairman of the Board, Chief Executive Officer, and President of Ultrak. Annual preferred stock dividends in the amount of $117,210 were paid to Mr. Broady during each of 1994, 1993, and 1992.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth for the periods and the dates indicated, selected financial and operating data for Ultrak. This information should be read in conjunction with the financial statements of Ultrak and related notes thereto and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" which are included elsewhere herein.



                                                    YEAR ENDED DECEMBER 31,
                             ----------------------------------------------------------------------
                                1994           1993           1992*         1991(1)         1990
                             -----------    -----------    -----------    -----------    ----------

STATEMENT OF OPERATIONS
  DATA
Net sales................    $78,793,711    $52,411,971    $28,864,478    $18,003,952    $9,765,978
                             -----------    -----------    -----------    -----------    ----------
Gross profit.............    $19,444,003    $12,858,457    $ 7,367,629    $ 4,613,904    $2,494,659
                             -----------    -----------    -----------    -----------    ----------
Operating income
  (loss).................    $ 5,109,687    $ 3,655,020    $ 1,278,618    $   694,728    $ (318,905)
                             -----------    -----------    -----------    -----------    ----------
Income from continuing
  operations before
  income taxes...........    $ 4,302,532    $ 3,020,403    $   569,843    $   470,942    $ (775,196)
Income taxes.............      1,513,020        381,543         26,343             --            --
                             -----------    -----------    -----------    -----------    ----------
Income (loss) from
  continuing
  operations.............      2,789,512      2,638,860        543,500        470,942      (775,196)
Discontinued
  operations.............       (190,000)    (1,834,370)       294,255             --            --
                             -----------    -----------    -----------    -----------    ----------
  Net income (loss)......      2,599,512        804,490        837,755        470,942      (775,196)
Dividend requirements on
  preferred stock........        117,210        117,210        117,210        117,210            --
                             -----------    -----------    -----------    -----------    ----------
Net income (loss)
  allocated to common
  shareholders...........    $ 2,482,302    $   687,280    $   720,545    $   353,732    $ (775,196)
                              ==========     ==========     ==========     ==========     =========
Income (loss) per common
  share from continuing
  operations.............    $       .39    $       .37    $       .07    $       .06    $    (0.15)
                              ==========     ==========     ==========     ==========     =========
Net income (loss) per
  common share...........    $       .36    $       .10    $       .11    $       .06    $    (0.15)
                              ==========     ==========     ==========     ==========     =========

                                                                                 AS OF DECEMBER 31,
                                                      ----------------------------------------------------------------------
                                                         1994           1993           1992           1991           1990
                                                      -----------    -----------    -----------    ----------     ----------

BALANCE SHEET DATA
Total assets......................................    $36,352,690    $25,384,794    $16,198,851    $8,054,270     $4,567,900
Short-term debt...................................     18,244,183     12,875,039      7,134,701     2,218,599      1,140,000
Long-term debt....................................             --             --        285,000       285,000             --
Shareholder's equity..............................     10,070,388      7,541,339      6,817,683     4,177,044      2,881,847
Cash dividends declared per common
  share...........................................             --             --             --            --             --

- ---------------

 * Reclassified to reflect discontinued operations; see Note I of Notes to Consolidated Financial Statements.

(1) Effective January 1, 1991, Ultrak acquired all of the outstanding common stock of CCTV Source, Inc. (CCTV). CCTV's sales and loss before income taxes for the year ended December 31, 1991 were $5,716,000 and $38,000, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

  Results of Operations -- Continuing Operations:

     For the year ended December 31, 1994, sales from continuing operations were $78,793,711, an increase of $26,381,740 (50%) over 1993. This growth was due primarily (70%) to increased volume of sales of existing CCTV products to all of the markets that Ultrak serves. New products introduced by Ultrak during 1994 contributed approximately 30% of the increase in sales.

     In comparison, cost of sales were $59,349,708 for the year ended December 31, 1994, an increase of $19,796,194 (50%) over 1993. This increase was in a virtual direct relationship to the overall CCTV increase in sales. Gross margins on sales increased to 24.68% in 1994 from 24.53% in 1993, primarily because of new product sales at higher margins, offset by competition in the CCTV market and a strategic decision by Ultrak to be an industry value leader.

     Marketing and sales expenses were $11,201,460 for the year ended December 31, 1994, an increase of $4,175,946 (59%) over 1993. This increase was due to additional CCTV sales and sales support staff and related costs incurred to support the increased level of CCTV sales, travel, and related costs and increased marketing, advertising, and promotional costs.

     General and administrative expenses were $3,132,857 for the year ended December 31, 1994, an increase of $954,934 (44%) from 1993 due to additional administrative staff and related costs necessary to support the increase in sales.

     Other expenses were $807,155 for the year ended December 31, 1994, an increase of $172,538 (27%) over 1993. This increase was due primarily to increased interest costs on borrowings offset by interest income on notes receivable.

Results of Operations -- Discontinued Operations:

     On July 22, 1993, Ultrak announced that it would discontinue its personal computer ("PC") products business segment and concentrate its resources on the CCTV business segment. As a result of this decision, the operations and net assets of the PC business segment have been classified as discontinued operations for all periods presented.

     During the year ended December 31, 1994, Ultrak recorded an additional provision of $190,000, net of income tax benefit, to reflect costs of dissolution of the business as well as provision for expected settlement costs of the remaining lawsuit relating to the discontinued operations.

     Sales included in discontinued operations for the year ended December 31, 1994, 1993, and 1992 were $110,720, $19,232,836 and $9,677,585, respectively
(not included in net sales reported from continuing operations above).

  Liquidity and Capital Resources:

     Ultrak had a net increase in cash for the year ended December 31, 1994 of approximately $142,000. Cash used in operating activities during 1994 was approximately $3,517,000, primarily because of increases in accounts receivable, inventory, and advances for inventory required by the significantly higher sales volume. Cash used in investing activities was approximately $1,925,000 for capital expenditures for furniture, fixtures, tooling, leasehold improvements, and other fixed assets and acquisition of business. Cash provided by financing activities was approximately $5,584,000, consisting of net borrowings from Ultrak's bank and other lenders. It is expected that the Company should begin to generate positive annual operating cash flows when its growth slows to a more traditional level.

     During 1994, Ultrak advanced a net total of $699,000 on notes receivable to three parties. The largest advance ($500,000) was to Veravision, Inc., a California corporation ("Veravision"), for a working capital line of credit in consideration of interest on the borrowed funds and warrants to purchase Veravision's capital stock. Veravision, formed in 1993, is a manufacturer of dental camera products for which Ultrak has exclusive United States marketing rights. All of the notes have varying repayment terms, interest rates and other terms.

See Note H to Notes to Consolidated Financial Statements for the years ended December 31, 1994, 1993, and 1992.

     As of December 31, 1994, Ultrak had unused available lines of credit totaling approximately $1,956,000.

     On October 31, 1994, Ultrak's revolving line of credit with NationsBank was increased from $12.0 million to $13.2 million. The NationsBank revolving line of credit was further increased during February 1995 from $13.2 million to $15.0 million. On October 4, 1994, Petrus Fund, L.P., of which Perot Investments, Inc., is the general partner, increased its revolving line of credit to Ultrak from $6.0 million to $7.0 million and provided for the further increase of the line of credit from $7.0 million to $8.0 million upon Ultrak achieving certain net income requirements. In conjunction with the amendments to both loan agreements, certain financial and operational covenants were modified. All other terms and conditions of the loan agreements were unchanged.

     Concurrently with the amendment to the Petrus loan agreement, the warrant issued to Petrus to acquire Ultrak Common Stock was amended to reflect that the warrant exercise price was reduced from $9.00 per share to $8.00 per share, and the number of Shares of Ultrak Common Stock subject to the warrant was increased from 154,762 to 200,000.

     Both of Ultrak's amended credit facilities contain financial covenants, including leverage ratios, as defined, of not more than 2.75 to 1.0; current ratios, as defined, of at least 1.20 to 1.0, working capital requirements, limitations on capital expenditures and minimum net income requirements, among others. Operational covenants contained in the credit agreements include limitations on the sale of assets, prohibitions against liens on collateral, limitations on indebtedness and contingent liabilities, prohibitions against changes in management, payment of dividends and acquisitions of assets, among others.

     Ultrak will continue to be dependent upon its bank and other lender financing to fund its operations. Ultrak anticipates that its current operations and future growth will be financed primarily through increased lines of credit and internally generated profits. Ultrak believes such sources of funds will be adequate for its projected needs for the next twelve (12) months. Ultrak may attempt to raise additional equity capital if sales increase faster than planned or if it is otherwise deemed advantageous to do so.

YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1992

  Results of Operations -- Continuing Operations:

     For the year ended December 31, 1993, sales from continuing operations were $52,411,971, an increase of $23,547,493 (82%) over 1992. This growth was due to increased sales of CCTV products to all of the markets that Ultrak serves.

     In comparison, cost of sales were $39,553,514 for the year ended December 31, 1993, an increase of $18,056,665 (84%) over 1992. This increase was due to overall CCTV sales increases, new product sales, and new mass retail outlet sales. Gross margins on sales decreased to 24.5% in 1993 from 25.5% in 1992, primarily because of competition in the CCTV market and a strategic decision by Ultrak to be an industry value leader.

     Marketing and sales expenses were $7,025,514 for the year ended December 31, 1993, an increase of $2,446,861 (53%) over 1992. This increase was due to additional CCTV sales and sales support staff and related costs incurred to support the increased level of CCTV sales, marketing costs to support sales, and increased advertising and promotional costs.

     General and administrative expenses were $2,177,923 for the year ended December 31, 1993, an increase of $667,565 (44%) from 1992 due to additional administrative staff and related costs necessary to support the increase in sales.

     Other expenses were $634,617 for the year ended December 31, 1993, a decrease of $74,158 (10%) over 1992. This decrease was due primarily to interest income on notes receivable offset by increased interest costs.

     During the fourth quarter of 1993, Ultrak determined it was more likely than not that a portion of its deferred tax valuation allowance was realizable. This determination was a result of the profits from continuing operations in 1993 and the forecasted profits for 1994. A deferred tax valuation allowance still remains for deferred tax assets related to net operating loss carryforwards, use of which are limited by Section 382 of the Internal Revenue Code.

  Liquidity and Capital Resources:

     Ultrak had a net decrease in cash for the year ended December 31, 1993 of approximately $323,000. Cash used in operating activities during 1993 was approximately $4,394,000, primarily because of increases in accounts receivable, inventory and advances for inventory required by the significantly higher sales volume. Cash used in investing activities was approximately $1,309,000, primarily for capital expenditures for furniture, fixtures and other fixed assets and funding of notes receivable. Cash provided by financing activities was approximately $5,380,000, consisting of net borrowings from Ultrak's bank and other lenders.

     As of December 31, 1993, Ultrak had unused available lines of credit totaling approximately $5,410,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                                         PAGE
                                                                                         ----
Report of Independent Certified Public Accountants -- as of and for the years
  ended December 31, 1994, 1993 and 1992.............................................    12
Financial Statements:
  Consolidated Balance Sheets, December 31, 1994 and 1993............................    13
  Consolidated Statements of Income, Years ended December 31, 1994, 1993, and 1992...    15
  Consolidated Statements of Stockholders' Equity, Years ended December 31,
     1994, 1993, and 1992............................................................    16
  Consolidated Statements of Cash Flows, Years ended December 31, 1994, 1993,
     and 1992........................................................................    17
  Notes to Consolidated Financial Statements.........................................    18

Financial Statement Schedule:
  Report of Independent Certified Public Accountants -- as of and for the years ended
     December 31, 1994, 1993 and 1992................................................    34
     II -- Valuation and Qualifying Accounts.........................................    35

     All other schedules have been omitted as the required information is not applicable, not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Dallas, Texas
February 17, 1995

                         ULTRAK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS

                                                                       1994            1993
                                                                    -----------     -----------
Current Assets
  Cash............................................................  $   642,241     $   500,106
  Trade accounts receivable, less allowance for doubtful accounts of $323,772 and $213,607 at December 31, 1994 and 1993,
     respectively (Note C)........................................   10,743,091       7,804,844
  Notes receivable (Note C).......................................      253,771          18,619
  Inventories (Note C)............................................   14,396,438      11,088,019
  Advances for inventory purchases (Note C).......................    5,381,437       2,510,096
  Prepaid expenses and other current assets (Note C)..............      178,698         256,895
  Deferred income taxes (Note G)..................................      362,988         434,000
  Net assets of discontinued operations (Note I)..................           --         197,125
                                                                    -----------     -----------
          Total current assets....................................   31,958,664      22,809,704
                                                                    -----------     -----------
Furniture and Equipment, at cost (Note C).........................    2,966,619       1,620,250
  Less accumulated depreciation...................................     (995,226)       (591,675)
                                                                    -----------     -----------
                                                                      1,971,393       1,028,575
Goodwill, net of accumulated amortization of $135,467 and $91,738
  at December 31, 1994 and 1993, respectively (Note B)............    1,259,969         669,503
Deferred Income Taxes (Note G)....................................           --         156,000
Notes Receivable (Note H).........................................      984,208         520,000
Other Assets......................................................      178,456         201,012
                                                                    -----------     -----------
                                                                    $36,352,690     $25,384,794
                                                                     ==========      ==========



                         ULTRAK, INC. AND SUBSIDIARIES

                                  DECEMBER 31,


                                                                       1994            1993
                                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable -- trade.......................................  $ 6,531,779     $ 4,407,294
  Notes payable (Note C)..........................................   18,244,183      12,590,039
  Current maturities of long-term debt (Note C)...................           --         285,000
  Accrued liabilities.............................................      664,740         341,504
  Other current liabilities.......................................      841,600         219,618
                                                                    -----------     -----------
     Total current liabilities....................................   26,282,302      17,843,455
                                                                    -----------     -----------
Commitments and Contingencies (Note F)............................           --              --
Stockholders' Equity (Note D)
  Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized Series A, 12% cumulative convertible;
     195,351 shares authorized, issued and outstanding............      976,755         976,755
  Common stock 20,000,000 shares authorized; 6,555,619 and
     6,538,352 shares issued and outstanding at December 31, 1994
     and 1993, respectively, at stated value......................       73,254          72,489
  Additional paid-in capital......................................    7,213,747       7,167,765
  Retained earnings (accumulated deficit).........................    1,806,632        (675,670)
                                                                    -----------     -----------
     Total stockholders' equity...................................   10,070,388       7,541,339
                                                                    -----------     -----------
                                                                    $36,352,690     $25,384,794
                                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                            YEARS ENDED DECEMBER 31,

                                                           1994          1993          1992
                                                        ----------    ----------    ----------
Net sales (Note E).................................... $78,793,711   $52,411,971   $28,864,478
Cost of sales.........................................  59,349,708    39,553,514    21,496,849
                                                        ----------    ----------    ----------
     Gross profit.....................................  19,444,003    12,858,457     7,367,629
                                                        ----------    ----------    ----------
Other operating costs
  Marketing and sales.................................  11,201,460     7,025,514     4,578,653
  General and administrative..........................   3,132,857     2,177,923     1,510,358
                                                        ----------    ----------    ----------
                                                        14,334,316     9,203,437     6,089,011
                                                        ----------    ----------    ----------
     Operating profit.................................   5,109,687     3,655,020     1,278,618
                                                        ----------    ----------    ----------
Other expense (income)
  Interest expense, net...............................   1,091,400       693,655       449,523
  Other, net..........................................    (284,245)      (59,038)      259,252
                                                        ----------    ----------    ----------
                                                           807,155       634,617       708,775
                                                        ----------    ----------    ----------
Income from continuing operations before income
  taxes...............................................   4,302,532     3,020,403       569,843
Income taxes (Note G).................................   1,513,020       381,543        26,343
                                                        ----------    ----------    ----------
Income from continuing operations.....................   2,789,512     2,638,860       543,500
Discontinued operations, net of tax effects (Note I)
  Income (loss) from operations.......................          --      (289,489)      294,255
  Provision for loss on disposal......................    (190,000)   (1,544,881)           --
                                                        ----------    ----------    ----------
                                                          (190,000)   (1,834,370)      294,255
                                                        ----------    ----------    ----------
          Net Income..................................   2,599,512       804,490       837,755
Dividend requirements on preferred stock (Note D).....    (117,210)     (117,210)     (117,210)
                                                        ----------    ----------    ----------
Net income allocable to common stockholders...........  $2,482,302    $  687,280    $  720,545
                                                        ==========    ==========    ==========
Income per common share
  Continuing operations...............................  $      .39    $      .37    $      .07
                                                        ==========    ==========    ==========
  Net income..........................................  $      .36    $      .10    $      .11
                                                        ==========    ==========    ==========
Number of weighted average common and common
  equivalent shares outstanding.......................   6,818,999     6,789,872     6,845,550
                                                        ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31,

                                                           1994          1993          1992
                                                         ---------    ----------    ----------
Common Stock (Note D)
  Beginning of year.................................... $   72,489   $    70,968   $    40,654
  Issuance of common stock in private placement
     offering..........................................         --            --        30,000
  Exercise of stock options and warrants...............        765         1,521           314
                                                        ----------   -----------   -----------
  End of year.......................................... $   73,254   $    72,489   $    70,968
                                                        ==========   ===========   ===========
Additional Paid-In Capital (Note D)
  Beginning of year.................................... $7,167,765   $ 7,132,910   $ 4,357,915
  Issuance of common stock in private placement
     offering,
     net of costs......................................         --            --     2,743,872
  Exercise of stock options and warrants, net of
     costs.............................................     45,982        34,855        31,123
                                                        ----------   -----------   -----------
  End of year.......................................... $7,213,747   $ 7,167,765   $ 7,132,910
                                                        ==========   ===========   ===========
Common Stock Subscribed (Note D)
  Beginning of year.................................... $       --   $        --   $   885,215
  Net proceeds of common stock subscribed..............         --            --     1,888,657
  Issuance of common stock in private placement
     offering,
     net of costs......................................         --            --    (2,773,872)
                                                        ----------   -----------   -----------
  End of year.......................................... $       --   $        --   $        --
                                                        ==========   ===========   ===========
Retained Earnings (Accumulated Deficit) (Note D)
  Beginning of year.................................... $ (675,670)  $(1,362,950)  $(2,083,495)
  Preferred stock dividends............................   (117,210)     (117,210)     (117,210)
  Net income...........................................  2,599,512       804,490       837,755
                                                        ----------   -----------   -----------
  End of year.......................................... $1,806,632   $  (675,670)  $(1,362,950)
                                                        ==========   ===========   ===========
Common Shares
  Beginning of year....................................  6,538,352     6,495,848     5,800,014
  Issuance of common shares in private placement
     offering..........................................         --            --       666,667
  Exercise of stock options and warrants...............     17,267        42,504        29,167
                                                        ----------   -----------   -----------
                                                         6,555,619     6,538,352     6,495,848
                                                        ==========   ===========   ===========
Preferred Shares
  Beginning and end of year............................    195,351       195,351       195,351
                                                        ==========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,

                                                           1994          1993          1992
                                                        ----------    ----------    ----------
Cash flows from operating activities
  Net income..........................................  $2,599,512    $  804,490    $  837,755
  Adjustments to reconcile net income to net cash used
     in operating activities
     Depreciation and amortization....................     447,280       252,275       155,966
     Provision for losses on accounts receivable......     532,344       368,814       287,669
     Provision (reduction) for inventory
       obsolescence...................................      52,408       102,295        (6,252)
     Deferred income taxes............................          --      (590,000)           --
     Changes in operating assets and liabilities
       Increase in accounts and notes receivable......  (3,705,743)   (3,753,654)   (1,454,061)
       Increase in inventories........................  (3,360,827)   (5,216,355)   (4,001,847)
       Increase in advances for inventory purchases...  (2,871,341)     (182,169)   (1,447,845)
       Decrease in prepaid expenses and other current
          assets......................................     149,209        21,132       170,497
       Increase in noncurrent notes and other
          assets......................................    (341,532)     (617,489)      (27,420)
       Increase in accounts payable...................   2,124,485     3,019,574       219,295
       Decrease in other notes payable................    (285,000)       (5,543)      (24,356)
       Increase (decrease) in accrued liabilities and
          other current liabilities...................     945,218       (12,625)      368,545
       Decrease (increase) in net assets of
          discontinued operations.....................     197,125       642,103      (839,228)
                                                        ----------    ----------    ----------
          Net cash used in operating activities.......  (3,516,862)   (5,167,152)   (5,761,282)
                                                        ----------    ----------    ----------
Cash flows from investing activities
  Purchases of furniture and equipment................  (1,346,369)     (699,311)     (254,747)
  Acquisitions of businesses..........................    (578,315)           --            --
  (Increase) decrease in net assets of discontinued
     operations.......................................          --       163,563      (163,563)
                                                        ----------    ----------    ----------
          Net cash used in investing activities.......  (1,924,684)     (535,748)     (418,310)
                                                        ----------    ----------    ----------
Cash flows from financing activities
  Net borrowings on note payable to bank..............   5,654,144     5,460,881     4,940,458
  Net proceeds from sale or subscription of common
     stock............................................      46,747        36,376     1,920,094
  Payment of preferred stock dividends................    (117,210)     (117,210)     (117,210)
                                                        ----------    ----------    ----------
          Net cash provided by financing activities...   5,583,681     5,380,047     6,743,342
                                                        ----------    ----------    ----------
Net increase (decrease) in cash.......................     142,135      (322,853)      563,750
Cash at beginning of year.............................     500,106       822,959       259,209
                                                        ----------    ----------    ----------
Cash at end of year...................................  $  642,241    $  500,106    $  822,959
                                                        ==========    ==========    ==========
Supplemental cash flow information:
  Cash paid during the year for:
     Interest.........................................  $1,109,361    $  684,933    $  450,541
                                                        ==========    ==========    ==========
     Income taxes.....................................  $  804,158    $   91,269    $   25,605
                                                        ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1993 AND 1992

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Consolidation

     The accompanying consolidated financial statements include the accounts of Ultrak, Inc. and its subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

  Inventories

     Inventories are comprised of goods held for resale, which are valued at the lower of cost (first-in, first-out) or market.

  Advances for Inventory

     Advances for inventory represents payments in advance for goods purchased primarily from the Far East. Upon receipt, the advances are classified as inventories.

  Furniture and Equipment and Depreciation

     Furniture and equipment are carried at cost. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

  Goodwill and Amortization

     Goodwill resulting from acquisitions is being amortized using the straight-line method over periods ranging from twenty to forty years. On an ongoing basis, management reviews the valuation and amortization of goodwill to determine possible impairment by comparing the carrying value to the undiscounted future cash flows of the related business unit.

  Income Taxes

     Deferred income taxes are determined using the liability method, under which deferred tax assets and liabilities are determined based on differences between financial accounting and tax bases of assets and liabilities.

  Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 1994 and 1993, there were no cash equivalents.

  Income Per Common Share

     Income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed issuance of shares under the Company's incentive stock option plan, warrants and convertible preferred stock, if dilutive.

  Reclassifications

     Certain reclassifications have been made to prior years to conform with the 1994 presentation.

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE B -- ACQUISITION OF JAK PACIFIC VIDEO WARRANTY AND REPAIR SERVICES, INC.

     Effective April 1, 1994, the Company acquired 56% of the outstanding common stock of JAK Pacific Video Warranty and Repair Services, Inc. (JAK), a California corporation, for total cash consideration of $573,000. At the time of the acquisition, JAK's assets approximated $44,000 and liabilities approximated $97,000. The transaction was accounted for as a purchase. The operations of JAK have been included in the Company's statements of income beginning April 1, 1994. JAK is engaged in sales, service and warranty repairs of closed circuit television products.

     The purchase price was allocated to the acquired assets and assumed liabilities based upon their respective fair values. The excess of cost over the net tangible assets acquired of approximately $626,000 is included in the accompanying balance sheet as goodwill and is being amortized over twenty years.

     The Company has an option to acquire the remaining 44% of the common stock of JAK in increments of a minimum of 4% per month over the period from January 17, 1995 to December 31, 1995.

     The cash consideration for each 4% incremental interest is $45,455 (total aggregate of $500,000). Amounts paid after January 17, 1995 increase at a rate of 8% per annum.

     During February, 1995, the Company exercised its option to acquire an additional 4% of the common stock of JAK.

NOTE C -- NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable consist of the following notes:

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1994           1993
                                                                -----------    -----------
    $13.2 million revolving line of credit, due upon demand or
      September 27, 1995; interest at floating prime (8.25% at
      December 31, 1994) plus  1/2% payable monthly;
      collateralized by substantially all assets..............  $11,735,392    $ 8,649,820
    $7.0 million revolving line of credit, due upon demand or
      April 4, 1996; interest at the greater of 8.5% or
      floating prime plus 2.0% per annum payable monthly;
      collateralized by inventory.............................    6,508,791      3,940,219
                                                                -----------    -----------
                                                                $18,244,183    $12,590,039
                                                                 ==========     ==========

     All of the credit facilities are guaranteed in part by the principal stockholder of the Company. The credit agreements contain certain restrictive covenants and conditions, including debt to tangible net worth ratios, current ratios and working capital ratios. At December 31, 1994, the Company did not meet certain of these covenants and has obtained waivers of the violations.

     As of December 31, 1994, the Company had unused available lines of credit totaling approximately $1,956,000.

     Current maturities of long-term debt at December 31, 1993 consisted of a promissory note due to the former majority stockholder of CCTV Source, Inc. for repayment of cash advances subsequent to the effective date of the Company's acquisition of CCTV Source, Inc. The note was paid in full during 1994.

     Subsequent to December 31, 1994, the $13.2 million revolving line of credit was increased to $15.0 million under essentially the same terms and conditions.

     The weighted average interest rate for notes payable for the years ended December 31, 1994 and 1993 was 8.16% and 6.19%, respectively.

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE D -- STOCKHOLDERS' EQUITY

     The stockholders of Ultrak, Inc., voting at a special meeting of stockholders held December 17, 1993, approved, effective December 28, 1993, an amendment to the Company's Articles of Incorporation and a concurrent one-for-six reverse stock split of shares of the Company's common stock. Accordingly, all share and per share amounts have been restated to reflect the reverse stock split.

     The amendment to the Company's Articles of Incorporation changed the number of authorized shares of the Company's common stock from 50,000,000 shares (before the reverse stock split) to 20,000,000 shares (after the reverse stock split); eliminated the authorization of the Company's Class A Non-Voting Common Stock, $.01 par value, Series A 8% Cumulative Convertible Preferred Stock and Senior Series B 8% Cumulative Convertible Preferred Stock (none of which was outstanding); amended the rights and preferences of the outstanding Series A Preferred Stock to, among other things, increase the relative voting rights of holders of that Series, and made other changes in the rights and preferences of that Series to give effect to the reverse stock split.

  Preferred Stock

     The Company's Amended Articles of Incorporation authorize issuance in series of up to 2,000,000 shares of $5 par value preferred stock, of which 195,351 shares have been designated as Series A, 12% cumulative convertible preferred stock.

     The Series A Preferred Stock earns dividends at the rate of 12% per annum, beginning January 1, 1991, payable quarterly. All dividends accrue whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds of the Company legally available for payment.

     The Company may at any time redeem all or any portion of the Series A Preferred Stock then outstanding at the liquidation value of $5 plus unpaid dividends. A holder of Series A Preferred Stock may convert all or any of the shares into shares of the Company's Common Stock at any time at a conversion rate equal to the original purchase price of $5.00 plus any unpaid dividends divided by $2.40.

     Holders of Series A Preferred Stock are entitled to vote on all matters submitted to a vote of stockholders. Each Series A Preferred Share is entitled to voting rights equal to 16.667 shares of common stock.

  Nonqualified Stock Option Plan

     The 1988 Nonqualified Stock Option Plan provides for options to be granted covering 833,334 shares of common stock. Shares under grant generally become exercisable in five equal annual installments beginning one year after the date of grant, and expire after ten years.

     Option exercise prices are set by the Board of Directors on the date of grant at the market price of the Company's common stock.

                         ULTRAK, INC. AND SUBSIDIARIES

     Details of stock options are as follows:

                                                                 NUMBER OF        OPTION
                                                                  SHARES           PRICE
                                                                 ---------     -------------
    Options outstanding -- December 31, 1992..................    498,560     $ .60 -- $7.50
      Granted.................................................    108,333               6.00
      Forfeited...............................................    (93,334)     2.40 --  7.50
      Exercised...............................................    (13,333)      .60 --  7.50
                                                                 ---------    --------------
    Options outstanding -- December 31, 1993..................    500,226      1.20 --  7.50
      Granted.................................................     47,500      4.50 --  6.88
      Forfeited...............................................    (14,167)     3.75 --  6.00
      Exercised...............................................       (600)              2.40
                                                                 ---------    --------------
    Options outstanding -- December 31, 1994..................    532,959     $1.20 --  7.50
                                                                 ========     ==============
    Options exercisable -- December 31, 1994..................    334,109     $1.20 --  7.50
                                                                 ========     ==============

  Stock Warrants

     In connection with the $7.0 million line of credit (Note C), the Company granted to the lender warrants to purchase a total of 200,000 shares of restricted common stock at a price of $8 per share, subject to certain adjustments. The warrant agreement expires in April 1996 and no warrants have been exercised to date.

NOTE E -- MAJOR CUSTOMERS AND SUPPLIERS

     Revenue in excess of 10% of total sales was received from one customer in each of the three years ended December 31, 1994 as follows:

        1994...........................................................   $16,279,000
        1993...........................................................     9,596,000
        1992...........................................................     5,633,000

     The Company's purchases from one vendor in Korea represented approximately 45% of total cost of goods sold in 1994.

NOTE F -- COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries have entered into operating leases for office and warehouse space and data processing equipment.

     Minimum future rental payments for all long-term, noncancelable operating leases is presented below:

YEAR ENDING
DECEMBER 31,
- ------------
   1995.............................................................   $  472,000
   1996.............................................................      431,000
   1997.............................................................      338,000
   1998.............................................................      258,000
   1999.............................................................       98,000
                                                                       ----------
                                                                       $1,597,000
                                                                        =========

                         ULTRAK, INC. AND SUBSIDIARIES

     Total rent expense charged to operations is as follows:

YEAR ENDING
DECEMBER 31,
- ------------
   1994.............................................................   $  473,502
                                                                        =========
   1993.............................................................   $  266,717
                                                                        =========
   1992.............................................................   $  235,501
                                                                        =========

     The Company is a defendant in one lawsuit arising out of the ordinary course of business. In the opinion of management, the lawsuit will not have a material adverse effect upon the Company's business or financial position.

NOTE G -- INCOME TAXES

     The provisions for taxes on income from continuing operations consists of the following:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                        ------------------------------------
                                                           1994          1993         1992
                                                        ----------     ---------     -------
    Federal
      Current........................................   $1,081,435     $ 613,105     $11,979
      Deferred.......................................      227,012      (266,892)         --
    State............................................      204,573        35,330      14,364
                                                        ----------     ---------     -------
                                                        $1,513,020     $ 381,543     $26,343
                                                         =========     =========     =======

     The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                    1994     1993      1992
                                                                    ----     -----     -----
    U.S. Federal statutory rate..................................   34.0%     34.0%     34.0%
    Reduction in deferred tax asset valuation allowance..........   (1.4)     (4.5)       --
    Net operating loss carryforward..............................     --     (18.4)    (33.5)
    Other, net...................................................    2.6       1.6       4.1
                                                                    ----     -----     -----
                                                                    35.2%     12.7%      4.6%
                                                                    ====     =====     =====

                         ULTRAK, INC. AND SUBSIDIARIES

     Deferred tax assets and liabilities are comprised of the following:

                                                                        DECEMBER 31,
                                                                   -----------------------
                                                                     1994          1993
                                                                   ---------     ---------
    Deferred tax assets
      Inventory.................................................   $ 156,854     $ 181,835
      Bad debts.................................................     156,416       160,671
      Accrual for estimated expenses............................      98,489       103,869
      Net operating loss carryforward...........................     177,026       398,123
                                                                   ---------     ---------
                                                                     588,785       844,498
    Deferred tax liabilities
      Depreciation..............................................     (78,331)      (47,664)
      Other.....................................................     (13,662)      (12,240)
                                                                   ---------     ---------
                                                                     (91,993)      (59,904)
    Valuation allowance.........................................    (133,804)     (194,594)
                                                                   ---------     ---------
                                                                   $ 362,988     $ 590,000
                                                                   =========     =========

     As of December 31, 1994, the Company has available net operating loss carryforwards of approximately $520,000 which are available to reduce future taxable income by approximately $60,000 per year through 2002. A valuation allowance of $133,804 has been recognized to offset a portion of the deferred tax assets related to those carryforwards.

NOTE H -- NOTES RECEIVABLE

     Notes receivable -- noncurrent consists of the following:

                                                                          DECEMBER 31,
                                                                      --------------------
                                                                        1994        1993
                                                                      --------    --------
    $750,000 notes receivable, principal payments due and payable annually as follows:
      July 1995, $300,000; July 1996, $100,000; July 1997, $100,000;
         upon maturity July 1998, $200,000; interest payable monthly at 10% per annum, collateralized by substantially all
         assets of the maker........................................  $700,000    $420,000
    $116,000 note receivable, due and payable on April 21, 1996;
      interest payable quarterly at prime plus 4%, collateralized by
      certain assets of the maker...................................   116,000     100,000
    $200,000 note receivable, principal payments due and payable on
      January 14, 1997, interest payable annually at 8%, partially
      collateralized by certain assets of the maker.................   168,208          --
                                                                      --------    --------
                                                                      $984,208    $520,000
                                                                      ========    ========

     In connection with the $750,000 notes receivable, the Company has received warrants to purchase up to 59% of the common stock of the maker. The Chairman of the Board of the Company has guaranteed approximately $470,000 of the notes and has received approximately 50% of the Company's warrants.

NOTE I -- DISCONTINUED OPERATIONS

     On July 22, 1993, the Company announced that it would discontinue its personal computers products (PC) business segment and concentrate its resources on the CCTV business segment. As a result of this

                         ULTRAK, INC. AND SUBSIDIARIES
decision, the operations and net assets of the PC business segment are classified as discontinued operations for all periods presented.

     Sales included in discontinued operations for the years ended December 31, 1994, 1993 and 1992 were $110,720, $19,232,836 and $9,677,585, respectively. The loss (income) from discontinued operations is net of tax benefits of $145,106 in 1993 and tax expense of $14,262 in 1992, and the provision for loss on disposal in 1994 and 1993 is net of tax benefits of $98,000 and $774,368, respectively.

     Net assets of discontinued operations is comprised of the following:

                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                       1994        1993
                                                                     --------    ---------
    Accounts receivable, net.......................................  $ 30,000    $ 241,038
    Inventories, net...............................................        --      117,293
    Accounts payable...............................................        --       (5,306)
    Other liabilities and reserves, net............................   (30,000)    (155,900)
                                                                     --------    ---------
              Net assets of discontinued operations................  $     --    $ 197,125
                                                                     ========    =========

NOTE J -- UNAUDITED QUARTERLY OPERATING RESULTS AND UNUSUAL ITEMS

     Unaudited quarterly operating results for the years ended December 31, 1994 and 1993 are as follows:

                                            FIRST        SECOND       THIRD        FOURTH
                                           QUARTER      QUARTER      QUARTER      QUARTER
                                          ----------   ----------   ----------   ----------
    1994
      Sales.............................  $17,808,683  $19,032,217  $21,524,735  $20,428,076
      Gross profit......................   4,164,245    4,928,373    5,278,902    5,072,483
      Income (loss) from Continuing
         operations.....................     628,057      825,511      999,428      336,516
         Discontinued operations........          --           --     (190,000)          --
                                          ----------   ----------   ----------   ----------
              Net income................     628,057      825,511      809,428      336,516
                                          ==========   ==========   ==========   ==========
              Net income per share......  $      .09   $      .12   $      .11   $      .04
                                          ==========   ==========   ==========   ==========
    1993 (1)
      Sales.............................  $10,472,526  $12,242,154  $15,670,925  $14,217,644
      Gross profit......................   2,605,022    3,120,365    3,882,816    3,192,797
      Income (loss) from Continuing
         operations.....................     764,848      939,503    1,113,862     (179,353)
         Discontinued operations........     (26,920)    (707,674)  (1,758,593)     658,817
                                          ----------   ----------   ----------   ----------
              Net income (loss).........     737,928      231,829     (644,731)     479,464
                                          ==========   ==========   ==========   ==========
              Net income (loss) per
                share...................  $      .10   $      .03   $     (.10)  $      .07
                                          ==========   ==========   ==========   ==========

- ---------------

(1) Reclassified to reflect discontinued operations; see Note I of Notes to Consolidated Financial Statements.

     During the second, third and fourth quarters of 1993, the Company made provisions for expected losses on liquidation of its PC business segment and incurred operating losses in the amount of $2,464,000. Net assets of discontinued operations as of December 31, 1993 were $197,125, consisting primarily of collectible accounts receivable and saleable inventory.

     During the fourth quarter of 1993, the Company reduced its deferred tax valuation allowance by $590,000 and recorded a tax benefit in the amount of $329,000 related to its discontinued PC business segment and

                         ULTRAK, INC. AND SUBSIDIARIES
additional tax expense related to its continuing operations of $290,000. The Company incurred a loss during the fourth quarter of 1993 in its continuing operations primarily because of approximately $577,000 in losses associated with delays in production of its new dental product and advance marketing and promotion costs associated with the new dental product.

NOTE K -- SUBSEQUENT EVENT

     On February 9, 1995, the Company signed a letter of intent with Diamond Electronics, Inc. (Diamond), an Ohio corporation, to purchase 100% of the outstanding common stock of Diamond for consideration of 600,000 shares of registered Ultrak common stock. Diamond had unaudited revenues of $11,775,000 and unaudited net income of approximately $328,000 in 1994. The letter of intent specifies certain conditions under which up to 100,000 additional shares of Ultrak stock could be issued. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and hazardous viewing systems used by industry and municipalities. Diamond's products include a patented high speed dome which permits manipulation of the camera and lens from a remote location either automatically or with a joy stick. The transaction will be accounted for as a purchase.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     Ultrak, Inc.

                                     By:/s/ Tim D. Torno
                                        ----------------------------------------
                                        Tim D. Torno
                                        Vice President-Finance, Chief Financial
                                        Officer, Secretary and Treasurer


Date:  June 29, 1995