Form 10-Q
period 1995-06-30
ULTRAK INC
filed 1995-08-14
CIK 318259

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the period ended             JUNE 30, 1995
                     ----------------------------------------

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

For the transition period from                  to
                               ----------------     --------------------

Commission File Number:       0-9463
                        ---------------------

                                  ULTRAK, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                           84-0819156
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


     1220 Champion Circle, Suite 100,
          Carrollton, Texas                                       75006
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


                                (214) 280-9675
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 6,560,619 shares of no par value common stock.

                         ULTRAK, INC. and SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1995

                                     INDEX




                                                                Page No.
                                                                --------
Part I:  Financial Information

  Consolidated Balance Sheets                                     3

  Consolidated Statements of Income                               4

  Consolidated Statements of Cash Flows                           5

  Notes to Consolidated Financial Statements                      6

  Management's Discussion and Analysis of
       Financial Condition and Results of Operations              9


Part II:  Other Information                                       11

Signatures                                                        13

                         ULTRAK, INC. and SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                    Assets                                                 June 30,            Dec. 31,
                                                                             1995                1994
                                                                          -----------         -----------
                                                                          (Unaudited)
Current Assets:
  Cash and cash deposits                                                           $0             642,241
  Accounts receivable, net                                                 11,358,601          10,743,091
  Inventories, net                                                         15,521,701          14,396,438
  Advances for inventory purchases                                          3,661,966           5,381,437
  Prepaid expenses and other current assets                                   955,612             432,469
  Deferred income taxes                                                       362,988             362,988
                                                                          -----------         -----------
      Total Current Assets                                                 31,860,868          31,958,664
                                                                          -----------         -----------
Furniture and Equipment, net                                                2,090,664           1,971,393

Goodwill, net                                                               1,510,834           1,259,969
Notes Receivable, Noncurrent (Note 2)                                       1,141,000             984,208

Other Assets                                                                  132,415             178,456
                                                                          -----------         -----------
      Total Assets                                                        $36,735,781          36,352,690
                                                                          ===========         ===========
      Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable-trade                                                   $5,667,277           6,531,779
  Notes payable (Note 3)                                                   18,548,544          18,244,183
  Accrued liabilities                                                         530,678             664,740

  Other current liabilities                                                   696,335             841,600
                                                                          -----------         -----------
      Total Current Liabilities                                            25,442,834          26,282,302
                                                                          -----------         -----------
Stockholders' Equity:
  Preferred Stock, $5.00 par value, issuable in
    series;2,000,000 shares authorized; Series A
    12% cumulative convertible; 195,351 shares issued
    authorized,  issued and outstanding                                       976,755             976,755
  Common Stock, 20,000,000 shares authorized;
    6,560,619 and 6,555,619 issued and outstanding
    at June 30, 1995 and December 31, 1995,
    respectively                                                               73,441              73,254
  Additional Paid-in Capital                                                7,227,047           7,213,747
  Retained Earnings                                                         3,015,704           1,806,632
                                                                          -----------         -----------
      Total Stockholders' Equity                                           11,292,947          10,070,388
                                                                          -----------         -----------
      Total Liabilities and Stockholders' Equity                          $36,735,781          36,352,690
                                                                          ===========         ===========



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         ULTRAK, INC. and SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)

                                              Three Months           Three Months            Six Months           Six Months
                                                 Ended                 Ended                  Ended                 Ended
                                                June 30,              June 30,               June 30,              June 30,
                                               -----------           -----------            -----------          -----------
                                                  1995                  1994                   1995                  1994
                                               -----------           -----------            -----------          -----------
 Net Sales                                     $22,305,871            18,992,246             44,135,033           36,757,219
 Cost of Sales                                  16,983,013            13,973,002             33,490,097           27,565,931
                                               -----------           -----------            -----------          -----------
      Gross Profit                               5,322,858             5,019,244             10,644,936            9,191,288
                                               -----------           -----------            -----------          -----------
 Other Operating Expenses                        4,157,148             3,552,642              7,870,560            6,602,067
                                               -----------           -----------            -----------          -----------
      Operating Income                           1,165,710             1,466,602              2,774,376            2,589,221
                                               -----------           -----------            -----------          -----------
 Other (Income) Expense:
  Other (Income) Expense, Net                      (11,988)              (43,033)               (31,543)             (48,637)
  Interest Expense                                 414,654               238,143                811,483              443,735
                                               -----------           -----------            -----------          -----------
      Other Expenses                               402,666               195,110                779,940              395,098
                                               -----------           -----------            -----------          -----------
 Net Income before Income Taxes                    763,044             1,271,492              1,994,436            2,194,123
                                               -----------           -----------            -----------          -----------
      Income Taxes                                 277,300               445,981                726,759              740,555
                                               -----------           -----------            -----------          -----------
 Net Income                                       $485,744               825,511              1,267,677            1,453,568

 Dividend Requirements on
 Preferred Stock                                    29,302                29,302                 58,604               58,604
                                               -----------           -----------            -----------          -----------
 Net Income Allocable to
 Common Stockholders                              $456,442               796,209              1,209,073            1,394,964
                                               ===========           ===========            ===========          ===========


 Income per Share-Primary                             $.07                  $.12                   $.18                 $.20
                                                     =====                 =====                  =====                =====
 Income per Share-Assuming
 Full Dilution                                        $.07                  $.12                   $.17                 $.20
                                                     =====                 =====                  =====                =====





              The accompanying notes are an integral part of the
                      consolidated financial statements.

                          ULTRAK, INC. and SUBSIDARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                    Six Months           Six Months
                                                                                      Ended                Ended
                                                                                     June 30,             June 30,
                                                                                    ----------           ----------
                                                                                       1995                 1994
                                                                                    ----------           ----------
 Cash Flows from Operating Activities:
    Net Income                                                                      $1,267,677            1,453,568
    Adjustments to reconcile net income to net cash
    used in operating activities:
       Depreciation and amortization                                                   285,458              191,406
       Changes in operating assets and liabilities:
         (Increase), decrease in accounts receivable                                  (615,510)          (3,176,125)
         (Increase), decrease in inventory                                          (1,125,263)           2,620,124
         (Increase), decrease in advances for inventory                              1,719,471           (2,380,985)
         (Increase), decrease in prepaid expenses                                     (523,143)            (248,588)
          Increase, (decrease) in trade accounts payable                              (864,502)             982,871
          Increase, (decrease) in accrued liabilities                                 (279,327)             987,878
         (Increase), decrease in discontinued operations                                     0              150,537
                                                                                    ----------           ----------
    Net cash provided by (used in) operating activities                               (135,139)             580,686
                                                                                    ----------           ----------
 Cash Flows from Investing Activities:
       Capitial expenditures for furniture and equipment                              (404,729)            (548,549)
       Investment in other assets                                                     (361,616)            (263,438)
                                                                                    ----------           ----------
    Net cash used in investing activities                                             (766,345)            (811,987)
                                                                                    ----------           ----------
 Cash Flows from Financing Activities:
       Issuance of common stock, net of issuance costs                                  13,486              (29,694)
       Changes in notes payable                                                        304,361              583,495
       Payment of dividends on preferred stock                                         (58,604)             (58,604)
                                                                                    ----------           ----------
    Net cash provided by financing activities                                          259,243              495,197
                                                                                    ----------           ----------
    Net increase (decrease) in cash                                                   (642,241)             263,896
                                                                                    ----------           ----------
 Cash and Cash Equivalents at Beginning of the Period                                  642,241              500,106
                                                                                    ----------           ----------
 Cash and Cash Equivalents at End of the Period                                             $0              764,002
                                                                                    ==========           ==========



              The accompanying notes are an integral part of the
                      consolidated financial statements.

                         ULTRAK, INC. and SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

1.    Basis of Presentation:

The accompanying unaudited interim consolidated financial statements include the accounts of Ultrak, Inc. and its subsidiaries ("Ultrak" or "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the notes to the consolidated financial statements for the year ended December 31, 1994 included in the Ultrak Annual Report on Form 10-K.

2. Notes Receivable-Noncurrent:

Notes receivable-noncurrent consists of the following as of June 30, 1995:

$1,000,000 notes receivable, principal payments
due and payable annually beginning in July 1995
until July 1998; interest payable monthly at 10%
per annum, collateralized by substantially all assets
of the maker                                                                                     $750,000

$116,000 note receivable, due and payable on April
21, 1996; interest payable quarterly at prime plus
4%, collateralized by certain assets of the maker                                                 116,000

$275,000 note receivable, principal payments due and
payable on January 14, 1997, interest payable annually
at 8%, partially collateralized by certain assets
of the maker                                                                                      275,000
                                                                                               ----------
                                                                                               $1,141,000
                                                                                               ==========

In connection with the $1,000,000 notes receivable, the Company has received warrants to purchase up to 59% of the common stock of the maker. The Chairman of the Board of the Company has guaranteed approximately $470,000 of the notes and has received approximately 50% of the warrants.

                         ULTRAK, INC. and SUBSIDIARIES

                                  (Unaudited)

3.    Notes Payable:

Notes payable consists of the following as of June 30, 1995:

$15.0 million revolving line of credit, due upon
demand or September 27, 1995; interest at floating
prime plus .50% payable monthly; collateralized by
substantially all assets  (see below)                                         $11,894,448

$7.0 million revolving line of credit, due upon
demand or April 4, 1996; interest at the greater
of 8.5% or floating prime plus 2.0% per annum
payable monthly; collateralized by inventory                                    6,654,096
                                                                              -----------
                                                                              $18,548,544
                                                                              ===========

Both of the credit facilities are guaranteed in part by the principal stockholder of the Company. The credit agreements contain certain restrictive covenants and conditions, including debt to tangible net worth ratios, current ratios and working capital ratios. At June 30, 1995, the Company was in compliance with all of its covenants with its lenders.

At June 30, 1995, the Company had unused available lines of credit totalling approximately $3.5 million.

On July 18, 1995, the Company's credit facility with its bank was amended as follows:

* The revolving line of credit facility was increased to $17.5 million from $15.0 million,

* A new term loan facility secured by real estate and equipment of up to $2.5 million was established with a payout on a ten year amortization and a due date of July 31, 1997,

* The contract interest rate for both facilities was lowered to floating prime plus .25% from prime plus .50% with an option at LIBOR plus 2.50%,

* The due date of the revolving line of credit facility was extended to July 31, 1997 from September 27, 1995, and

* Certain financial and operational covenants were modified.

4.    Acquisition of Diamond Electronics, Inc.:

On July 13, 1995, shareholders of Diamond Electronics, Inc. ("Diamond"), a Ohio corporation, voting at a Special Meeting of Shareholders, approved and adopted the terms of an Agreement and Plan of Reorganization ("the Agreement") with Diamond, Ultrak, Diamond Purchasing Corp., a Texas corporation and wholly owned subsidiary of Ultrak, and certain stockholders of Diamond, pursuant to which (i) Diamond Purchasing Corp. would merge with and into Diamond (ii) Diamond would become a wholly owned subsidiary of Ultrak and (iii) the outstanding shares of common stock, no par value, of Diamond would be converted into the right to receive an aggregate of 600,000 shares of common stock, no par value, of Ultrak pursuant to the formula described in the Agreement.

                         ULTRAK, INC. and SUBSIDIARIES

                                  (Unaudited)


The Agreement specifies certain conditions under which up to 100,000 additional shares of Ultrak stock could be issued. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and hazardous viewing systems used by industry and municipalities. The transaction will be accounted for as a purchase effective as of July 1, 1995.

5.    Acquisition of G.P.S. Standard U.S.A.:

On June 14, 1995, the Company signed a letter of intent with BLC & Associates, Inc., a California corporation doing business as G.P.S. Standard U.S.A. ("GPS") to purchase 100% of the outstanding stock of GPS for consideration of 176,470 shares of registered Ultrak common stock. For the year ended June 30, 1995, GPS had unaudited revenues of approximately $1.3 million and unaudited net loss of approximately $100,000. GPS is a manufacturer of a line of surveillance camera housings, pan and tilt devices, matrix switchers and other advanced software driven camera control systems. A definitive agreement is expected to be signed by August 22, 1995. The transaction is expected to be accounted for as a pooling of interests.

                         ULTRAK, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

For the three and six months ended June 30, 1995, net sales increased $3,313,625 (17%) and $7,377,814 (20%), respectively, over the comparable 1994 period. This growth was due primarily (90%) to increased volume of sales of existing closed circuit television (CCTV) products to all of the markets that the Company serves. New products introduced by the Company during the first and second quarter of 1995 contributed approximately 10% of the increase in net sales.

In comparison, for the three and six months ended June 30, 1995, cost of goods sold increased $3,010,011 (22%) and $5,924,166 (21%), respectively, over the comparable 1994 period. This increase was essentially in direct relationship to the overall CCTV increase in net sales.

The overall gross profit percentage decreased to 23.86% for the three months ended June 30, 1995 from 26.43% for the three months ended June 30, 1994 and decreased to 24.12% for the six months ended June 30, 1995 from 25.01% for the six months ended June 30, 1994. The decrease in gross profit percentages was due primarily to competitive market conditions and a strategic decision by the Company to be the industry value leader.

For the three and six months ended June 30, 1995, other operating expenses increased $604,506 (17%) and $1,268,493 (19%), respectively, over the comparable 1994 period. This increase was primarily due to increased engineering, product development, sales and marketing costs including personnel, travel and other related costs commensurate with the overall increase in sales and the strategic plan to build the market for greater sales in the future. In addition, new product promotion costs were incurred during the first and second quarters including advertising, printing, product shows and other promotional activities.

For the three and six months ended June 30, 1995, other (income) expense increased $207,556 (106%) and $384,842 (97%), respectively, over the comparable 1994 period because of increased interest expense on higher borrowings due to greater prime interest rates offset somewhat by interest income on notes receivable and miscellaneous income.

Liquidity and Capital Resources:

The Company's cash management policy is to directly apply all cash proceeds to offset bank debt. The Company had a net decrease in cash for the six month period ended June 30, 1995 of $642,241. Net cash used in operating activities was $135,139, primarily because of increases in accounts and notes receivable, prepaid expenses and inventory on hand related to higher sales during the period and reductions in trade accounts payable offset by net cash profits and reductions in advances for inventory.

                         ULTRAK, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED


Net cash used in investing activities for the six months ended June 30, 1995 was $766,345 primarily for capital expenditures for office and warehouse equipment, upgrades to the Company's computer system, leasehold improvements and increases in noncurrent notes receivable.

Net cash provided by financing activities for the six months ended June 30, 1995 was $259,243 from a net increase during the period in borrowings on the Company's two lines of credit, offset by payment of dividends on preferred stock.

As of June 30, 1995, the Company had unused available lines of credit totaling approximately $3.5 million.

On July 18, 1995, the Company's credit facility with its bank was amended as follows:

* The revolving line of credit facility was increased to $17.5 million from $15.0 million,

* A new term loan facility secured by real estate and equipment of up to $2.5 million was established with a payout on a ten year amortization and a due date of July 31, 1997,

* The contract interest rate for both facilities was lowered to floating prime plus .25% from prime plus .50% with an option at LIBOR plus 2.50%,

* The due date of the revolving line of credit facility was extended to July 31, 1997 from September 27, 1995, and

* Certain financial and operational covenants were modified.

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

                         ULTRAK, INC. and SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1995



Part II:    Other Information

  Item 1.   Legal Proceedings

Not Applicable

  Item 2.   Changes in Securities

Not Applicable

  Item 3.   Defaults Upon Senior Securities

Not Applicable

  Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable

  Item 5.   Other Information

On July 13, 1995, shareholders of Diamond Electronics, Inc. ("Diamond"), a Ohio corporation, voting at a Special Meeting of Shareholders, approved and adopted the terms of an Agreement and Plan of Reorganization ("the Agreement") with Diamond, Ultrak, Diamond Purchasing Corp., a Texas corporation and wholly owned subsidiary of Ultrak, and certain stockholders of Diamond, pursuant to which
(i) Diamond Purchasing Corp. would merge with and into Diamond (ii) Diamond would become a wholly owned subsidiary of Ultrak and (iii) the outstanding shares of common stock, no par value, of Diamond would be converted into the right to receive an aggregate of 600,000 shares of common stock, no par value, of Ultrak pursuant to the formula described in the Agreement.

The Agreement specifies certain conditions under which up to 100,000 additional shares of Ultrak stock could be issued. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and hazardous viewing systems used by industry and municipalities. The transaction will be accounted for as a purchase effective as of July 1, 1995.

On July 18, 1995, the Company's credit facility with its bank was amended as follows:

* The revolving line of credit facility was increased to $17.5 million from $15.0 million,

* A new term loan facility secured by real estate and equipment of up to $2.5 million was established with a payout on a ten year amortization and a due date of July 31, 1997,

* The contract interest rate for both facilities was lowered to floating prime plus .25% from prime plus .50% with an option at LIBOR plus 2.50%,

* The due date of the revolving line of credit facility was extended to July 31, 1997 from September 27, 1995, and

* Certain financial and operational covenants were modified.

                         ULTRAK, INC. and SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1995



Item 6.     Exhibits and Reports on Form 8-K

            (a) Exhibits filed with this report:

Exhibit 10  -   Third Amendment to Financing and Security Agreement, dated as of July 18, 1995, by and among NationsBank of Texas, N.A.,
                Ultrak, Inc., Dental Vision Direct, Inc., Diamond Electronics,
                Inc., Exxis Technologies, Inc., and JAK Pacific Video Warranty and Repair Services, Inc.

Exhibit 11  -   Computation of Per Share Income for the three and six months ended June 30, 1995.

Exhibit 27  -   Financial Data Schedule


            (b) Reports on Form 8-K.

No Form 8-Ks were filed during the quarter ended June 30,1995.

                         ULTRAK, INC. and SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ULTRAK, INC.
                                           (Registrant)




Date: August 11, 1995                      By: ____________________________
                                               Tim D. Torno
                                               Principal Financial and
                                               Accounting Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

  10 Third Amendment to Financing and Security Agreement, dated as of July 18, 1995, by and among NationsBank of Texas, N.A.,
                Ultrak, Inc., Dental Vision Direct, Inc., Diamond Electronics,
                Inc., Exxis Technologies, Inc., and JAK Pacific Video Warranty and Repair Services, Inc.

  11 Computation of Per Share Income for the three and six months ended June 30, 1995.

  27            Financial Data Schedule