Form 10-Q
period 1995-09-30
ULTRAK INC
filed 1995-11-13
CIK 318259

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                 Form 10-Q

(X)  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended_September 30, 1995____________________________

or

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

	Yes__X__     No_____

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995:

   7,164,119 shares of no par value common stock.

                           ULTRAK, INC. and SUBSIDIARIES

                          QUARTER ENDED SEPTEMBER 30, 1995

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


                      PART I. - FINANCIAL INFORMATION

                       ULTRAK, INC. and SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                               (Unaudited)
                                            September 30,    December 31
                                                1995            1994
ASSETS
Current Assets:
  Cash and cash deposits                              $0         642,241
  Accounts receivable, net                    15,760,572      10,743,091
  Inventories, net                            20,145,232      14,396,438
  Advances for inventory purchases             4,222,595       5,381,437
  Prepaid expenses and other current assets    1,042,771         432,469
  Deferred income taxes                          784,055         362,988
                                              __________      __________
Total Current Assets                          41,955,225      31,958,664
                                              __________      __________
 Furniture and Equipment, net                  4,069,247       1,971,393
 Goodwill, net                                 2,159,098       1,259,969
 Notes Receivable, Noncurrent (Note 2)         1,041,000         984,208
 Other Assets                                    348,725         178,456
                                               _________       _________
TOTAL ASSETS                                 $49,573,295      36,352,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable-trade                      $7,339,151       6,531,779
  Current Portion of Long Term Debt (note 3)     179,628               0
  Notes payable (Note 3)                      22,339,867      18,244,183
  Accrued liabilities                          1,187,325         664,740
  Other current liabilities                    1,374,304         841,600
                                              __________      __________
Total Current Liabilities                     32,420,275      26,282,302
                                              __________      __________

Long Term Debt (note 3)                        1,590,444               0

Stockholders' Equity:
  Preferred Stock                                976,755         976,755
  Common Stock                                   111,565          73,254
  Additional Paid-in Capital                  10,804,692       7,213,747
  Retained Earnings                            3,669,564       1,806,632
                                              __________      __________
Total Stockholders' Equity                    15,562,576      10,070,388
                                              __________      __________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $49,573,295      36,352,690
                                             ___________      __________

The accompanying notes are an integral part of the consolidated financial statements.

                       ULTRAK, INC. and SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME

                                (Unaudited)

                      Three Months  Three Months   Nine Months   Nine months
                         Ended         Ended         Ended          Ended
                      September 30, September 30, September 30, September 30,
                         1995          1994          1995           1994
                      _____________ _____________ _____________ ______________
Net Sales               $28,429,494    21,436,468    72,564,527   58,193,687

Cost of Sales            21,620,440    16,202,204    55,110,537   43,768,136
                        ___________    __________    __________   __________

Gross Profit              6,809,054     5,234,264    17,453,990   14,425,551
                        ___________    __________    __________   __________

Other Operating Expenses  5,202,376     3,641,231    13,072,936   10,243,298

                        ___________    __________    __________   __________

Operating Income          1,606,678     1,593,033     4,381,054    4,182,253
                        ___________    __________    __________   __________

Other (Income) Expense:
Other (Income) Expense,Net    9,592      (207,379)      (21,951)    (285,307)
Interest Expense            492,691       284,184     1,304,174      757,209
                        ___________    __________    __________   __________
Other Expenses              502,283        76,805     1,282,223      471,902

Net Income before Income
Taxes                     1,104,395     1,516,228     3,098,831    3,710,351

Income Taxes                421,233       516,800     1,147,992    1,257,355
                         __________    __________    __________   __________

Net Income from Cont.
Operations                  683,162       999,428     1,950,839    2,452,996
                         __________    __________    __________   __________
Loss from Discont.
Operations                        0      (190,000)            0     (190,000)
                         __________    __________    __________   __________
Net Income                  683,162       809,428     1,950,839    2,262,996
                         __________    __________    __________   __________

Dividend Requirements on
Preferred Stock             (29,302)      (29,302)      (87,908)     (87,908)
                         __________    __________    __________   __________

Net Income Allocable to
Common Stockholders     $   653,860       780,126     1,862,931    2,175,088
                         ==========    ==========    ==========   ==========

Net Income per Common Share   $0.09         $0.11         $0.26        $0.32
                         ==========    ==========    ==========   ==========

Number of Common Shares
Used in Computation       7,448,066     6,817,707     7,089,211    6,812,064
                         ==========    ==========    ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                        ULTRAK, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                Nine Months     Nine Months
                                                   Ended           Ended
                                                September 30,   September 30,
                                                   1995            1994
                                               ______________  ______________
Cash Flows from Operating Activities:
  Net Income                                     $1,950,839      $2,262,996

Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                     439,602         311,700
  Changes in operating assets and liabilities:
  (net of effects of acquisition)
   (Increase), decrease in accounts receivable   (3,232,517)     (4,867,568)
   (Increase), decrease in inventory             (3,001,293)      2,228,370
   (Increase), decrease in advances for inventory 1,158,842      (3,643,862)
   (Increase), decrease in prepaid expenses        (516,418)       (788,872)
   Increase, (decrease) in trade accounts payable  (327,213)        306,406
   Increase, (decrease) in accrued liabilities       83,878       1,326,188
   (Increase), decrease in discontinued operations        0         224,966
                                                  _________       _________
Net cash provided by operating activities        (3,444,280)     (2,639,676)
                                                  _________       _________
Cash Flows from Investing Activities:
  Capital expenditures for furniture and equipment (740,698)       (829,266)
  Investment in other assets                       (700,205)       (551,129)
  Purchase of Diamond Electronics, Inc., net of
   cash acquired                                    371,278               0
                                                 __________      __________
Net cash used in investing activities            (1,069,625)     (1,380,395)
                                                 __________      __________
Cash Flows from Financing Activities:
  Issuance  of common stock, net
   of issuance costs                                 21,887         (29,694)
  Changes in notes payable                        3,937,685       4,445,854
  Payment of dividends on preferred stock           (87,908)        (87,908)
                                                 __________      __________
Net cash used in financing activities             3,871,664       4,328,252
                                                 __________      __________
Net increase (decrease) in cash                    (642,241)        308,181
                                                 __________      __________

Cash and Cash Equivalents at Begin. of the Period   642,241         500,106
                                                 __________      __________
Cash and Cash Equivalents at End of the Period           $0         808,287
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

The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.  For further
information,	refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 1994 included in the Ultrak, Inc. Annual Report on Form 10-K.

2. Notes Receivable-Noncurrent:

Notes receivable-noncurrent consists of the following as of September 30, 1995:

$1,000,000 notes receivable, principal payments
due and payable annually beginning in October 1995
until July 1998; interest payable monthly at 10%
per annum, collateralized by substantially all assets
of the maker		                                              $650,000

$116,000 note receivable, due and payable on April
21, 1996; interest payable quarterly at prime plus
4%, collateralized by certain assets of the maker  	   	     116,000

$275,000 note receivable, principal payments due and
payable on January 14, 1997, interest payable annually
at 8%, partially collateralized by certain assets
of the maker	         	                                      275,000
                                                            ________

                   				                                   $1,041,000
                                                           =========

In connection with the $1,000,000 notes receivable, the Company has received warrants to purchase up to 59% of the common stock of the maker. The Chairman of the Board of the Company has guaranteed approximately $470,000 of the notes and has received approximately 50% of the warrants.

                         ULTRAK, INC. and SUBSIDIARIES

                                  (Unaudited)

3.	Notes Payable and Long Term Debt:

Notes payable consists of the following as of September 30, 1995:

$17.5 million revolving line of credit, due upon
demand or July 31, 1997; interest at floating
prime plus .25% or LIBOR plus 2.50% payable monthly;
collateralized by substantially all assets	                 $15,671,815

$7.0 million revolving line of credit, due upon
demand or April 4, 1996; interest at the greater
of 8.5% or floating prime plus 2.0% per annum
payable monthly; collateralized by inventory	                 6,668,052
	                                                           ___________

		                                                         	$22,339,867
                                                            ===========

At September 30, 1995, the Company had unused available revolving lines of credit totalling approximately $2.2 million.

Long term debt as of September 30, 1995 is due on July 31, 1997, bears interest at floating prime plus .25% or LIBOR plus 2.50% and is secured by real estate and equipment. Principal repayments are made on a ten year amortization.

All of the credit facilities are guaranteed in part by the principal stockholder of the Company. The credit agreements contain certain restrictive covenants and conditions, including debt to tangible net worth ratios, current ratios and working capital ratios.

At September 30, 1995, the Company was in compliance with all of its covenants with its lenders.

4. Acquisition of Diamond Electronics, Inc.:

On July 13, 1995, shareholders of Diamond Electronics, Inc. ("Diamond"), an Ohio corporation, voting at a Special Meeting of Shareholders, approved and adopted the terms of an Agreement and Plan of Reorganization ("the Agreement") among Diamond, Ultrak, Diamond Purchasing Corp., a Texas corporation and wholly owned subsidiary of Ultrak, and certain stockholders of Diamond, pursuant to which (i) Diamond Purchasing Corp. would merge with and into Diamond (ii) Diamond would become a wholly owned subsidiary of Ultrak and (iii) the outstanding shares of common stock, no par value, of Diamond would be converted into an aggregate of 600,000 share of common stock, no par value, of Ultrak pursuant to the formula described in the Agreement.

The Agreement specifies certain conditions under which up to 100,000 additional shares of Ultrak stock could be issued. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and hazardous viewing systems used by industry and municipalities. The transaction has been accounted for as a purchase, effective as of July 1, 1995.

5.  Acquisition of G.P.S. Standard U.S.A.:

On June 14, 1995, the Company signed a letter of intent with BLC & Associates, Inc., a California corporation doing business as G.P.S. Standard U.S.A. ("GPS") to purchase 100% of the outstanding stock of GPS for consideration of 176,470 shares of registered Ultrak common stock.
For the year ended June 30, 1995, GPS had unaudited revenues of approximately $1.3 million and unaudited net loss of approximately $85,000. GPS is a manufacturer of a line of surveillance camera housings, pan and tilt devices, matrix switchers and other advanced software driven camera control systems. A definitive agreement was signed on August 22, 1995 and the transaction is expected to close by November 30, 1995. The transaction will be accounted for as a pooling of interests.

                      ULTRAK, INC. and SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

For the three and nine months ended September 30, 1995, net sales increased $6,993,026 (33%) and $14,370,840 (25%), respectively, over the comparable
1994 period. The increase for the three months ended September 30, 1995 was due to the acquisition of Diamond Electronics, Inc., effective July 1, 1995, ($3,318,225 or 47% of the increase) and because of increased volume of sales of existing closed circuit television (CCTV) products to all of the markets that the Company serves (approximately $3,000,000 or 42% of the increase). New products introduced by the Company during 1995 contributed approximately 11% of the increase in net sales during the three months ended September 30, 1995.

In comparison, for the three and nine months ended September 30, 1995, cost of goods sold increased $5,418,236 (33%) and $11,342,401 (26%).
respectively, over the comparable 1994 period. The increase for the three months ended September 30, 1995 was due to the acquisition of Diamond Electronics, Inc. ($2,269,596 or 42% of the increase) and because of the overall increase in net sales ($3,148,640 or 58% of the increase).

The overall gross profit percentage decreased to 23.95% for the three months ended September 30, 1995 from 24.42% for the three months ended September 30, 1994 and decreased to 24.05% for the nine months ended September 30, 1995 from 24.79% for the nine months ended September 30, 1994. The decrease in gross profit percentages was due primarily to competitive market conditions and a strategic decision by the Company to be the industry value leader.

For the three and nine months ended September 30, 1995, other operating expenses increased $1,561,145 (43%) and $2,829,638 (28%), respectively, over the comparable 1994 period. This increase was primarily due to the acquisition of Diamond Electronics, Inc. (increase of $572,592 or 37% of the increase), increased engineering, product development, and sales and marketing costs including personnel, travel and other related costs commensurate with the overall increase in sales and the strategic plan to build the market for greater sales in the future. In addition, new product promotion costs were incurred during 1995 including advertising, printing, product shows and other promotional activities.

For the three and nine months ended September 30, 1995, other (income) expenses increased $425,478 (>100%) and $810,321 (>100%), respectively, over the comparable 1994 period because of increased interest expense on higher borrowings due to greater prime interest rates, offset somewhat by interest income on notes receivable and miscellaneous income.

                          ULTRAK, INC. and SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS, CONTINUED

Liquidity and Capital Resources:

The Company's cash management policy is to directly apply all cash proceeds to offset bank debt. The Company had a net decrease in cash for the nine month period ended September 30, 1995 of $642,241. Net cash used in the operating activities was $3,444,280, primarily because of increases in accounts and notes receivable, prepaid expenses and inventory on hand related to higher sales during the period and reductions in trade accounts payable, offset somewhat by net cash profits and reductions in advances for inventory.

Net cash used in investing activities for the nine months ended September 30, 1995 was $1,069,625 primarily for capital expenditures for office and warehouse equipment, upgrades to the Company's computer system, leasehold improvements and increases in noncurrent notes receivable, offset somewhat by the purchase of Diamond Electronics, Inc.

Net cash provided by financing activities for the nine months ended September 30, 1995 was $3,871,664 due to a net increase during the period in borrowings on the Company's two revolving lines of credit and its term loan facility, offset somewhat by payment of dividends on preferred stock.

As of September 30, 1995, the Company had unused available lines of credit totaling approximately $2.2 million.

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

                     QUARTER ENDED SEPTEMBER 30, 1995



Part II: Other Information

  Item 1.Legal Proceedings

       Not Applicable

  Item 2.Changes in Securities

       Not Applicable

  Item 3.Defaults Upon Senior Securities

       Not Applicable

  Item 4.	Submission of Matters to a Vote of Security Holders

       Not Applicable

  Item 5.Other Information

       Not Applicable

  Item 6.Exhibits and Reports on Form 8-K

       (a) Exhibits filed with this report:

        Exhibit 11-Computation of Per Share Income for the three and nine months ended September 30, 1995.

        Exhibit 27-Financial Data Schedule for the nine months ended September 30, 1995.

       (b) Reports on Form 8-K.

        No Form 8-Ks were filed during the quarter ended September 30, 1995.

                    	                                            EXHIBIT 11
                        ULTRAK, INC. and SUBSIDIARIES

                       Computation of Per Share Income
       	     For the Three and Nine Months ended September 30, 1995

                                 (Unaudited)

                                                         Three      Nine
                                                        Months     Months
                                                        ______     ______

Computation of Income per Share-Primary:

Net income                                           		$683,162  $1,950,839

Less: Dividend requirements on preferred stock        		(29,302)    (87,908)
                                                       _________  _________

Net income allocable to common stockholders	          	$653,860   $1,862,931
                                                       ========   ==========

Weighted average number of common shares
outstanding during the period                        	7,156,733    6,759,011

Net effect of dilutive stock options and
warrants based on the treasury method using
average market price                                  		291,333      330,200
			                                                   _________     ________

Shares used for computation                          	7,448,066    7,089,211
                                                      =========    =========

Income per share-primary                         	         $.09         $.26
                                                           ====         ====

Computation of Earnings per Share-Assuming
Full Dilution:

Net income                                           		$683,162   $1,950,839

Less: Dividend requirements on preferred stock		              0            0
                                                       ________   __________
Net income allocable to common stockholde             	$683,162   $1,950,839

Weighted average number of common shares
outstanding during the period                       		7,156,733    6,759,011

Net effect of dilutive stock options and
warrants based on the treasury method using
the greater of average or ending price                 	291,333      330,200

Net effect of preferred stock conversion	              	406,981      406,981
			                                                     _______      _______

Shares used for computation	                         	7,855,047    7,496,192
			                                                   =========    =========
Earnings per share-assuming full dilution     	            $.09         $.26
                                                           ====         ====

                      ULTRAK, INC. and SUBSIDIARIES
                                SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ULTRAK, INC.
              		               (Registrant)




November 10, 1995              Tim D. Torno
Date		                         Tim D. Torno
       		                      Principal Financial and
	                              Accounting Officer