Form 10-K405
period 1995-12-31
ULTRAK INC
filed 1996-03-13
CIK 318259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended       December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER:0-9463

                                  ULTRAK, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        75-2626358
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    1220 CHAMPION CIRCLE, SUITE 100
           CARROLLTON, TEXAS                                  75006
(Address of principal executive offices)                    (Zip Code)

     Registrant's telephone number, including area code: (214) 280-9675

         Securities Registered Pursuant to Section 12(b) of the Act:
                                    NONE

         Securities Registered Pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $0.01 PAR VALUE

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was $42,938,000. As of that date, there were 7,327,004 of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

ULTRAK, INC.

FORM 10-K

TABLE OF CONTENTS

DECEMBER 31, 1995

--------------------------------------------------------------------------------

PART I                                                                                                 Page
                                                                                                       ----
Item 1.     Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

Item 2.     Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

Item 3.     Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5

Item 4.     Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . .        5

PART II

Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters  . . . . . . . .        6

Item 6.     Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7

Item 7.     Management's Discussion and Analysis of Financial Condition and Results
               of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

Item 8.     Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . .       11

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

PART III

Item 10.    Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . .       29

Item 11.    Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29

Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . .       29

Item 13.    Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . .       29

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K   . . . . . . . . . .       30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Ultrak, Inc. (the "Company" or "Ultrak") designs, manufactures, markets and services closed-circuit television ("CCTV") products for use in security, general observation, traffic management, automated manufacturing, medical and dental applications. These products include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time-lapse recorders, multiplexers, wireless video transmission systems, computerized observation and security systems and accessories.

Until December 29, 1995, Ultrak was a Colorado corporation which was incorporated in 1980. Effective December 29, 1995, Ultrak reincorporated in the State of Delaware. The Company's headquarters are located at 1220 Champion Circle, Suite 100, Carrollton, Texas, 75006. The Company conducts its principal business operations at six locations: Carrollton (Dallas), Texas; Broomfield (Denver), Colorado; Annapolis, Maryland; southern California; Carroll (Lancaster), Ohio; and Chicago, Illinois; and has additional sales offices in New York, southern Florida, Atlanta and Los Angeles.

RECENT DEVELOPMENTS

On March 15, 1995, Ultrak purchased certain assets of the CCTV division of Koyo International, Inc. of America ("Koyo"). Ultrak acquired all of Koyo's inventory, patent rights, customer lists and certain tooling for approximately $416,000 in cash and a royalty up to 2% of the net selling price of products produced by Ultrak under license from Koyo (minimum of $100,000 over the term of the royalty). The royalty extends for two years beginning on the date of commencement of sales of products produced under license, which is expected in 1996.

On May 25, 1995, the stockholders of the Company approved, effective as of December 29, 1995, the change in the state of incorporation of the Company from Colorado to Delaware (the "Reincorporation"). The Reincorporation was effected through the merger of the Company with and into a newly formed Delaware subsidiary wholly owned by the Company. Following the Reincorporation, the officers and directors of the Company prior to the Reincorporation remained as the officers and directors of the Company and the Company's Common Stock and Series A Preferred Stock maintained the same relative rights, preferences, privileges and restrictions.

On July 13, 1995, the stockholders of Diamond Electronics, Inc. ("Diamond"), an Ohio corporation, approved the terms of an Agreement and Plan of Reorganization ("the Agreement") among Diamond, Ultrak, Diamond Purchasing Corp., a Texas corporation and wholly owned subsidiary of Ultrak, and certain stockholders of Diamond, pursuant to which (i) Diamond Purchasing Corp. merged with and into Diamond, (ii) Diamond became a wholly owned subsidiary of Ultrak and (iii) the outstanding shares of common stock of Diamond were converted into an aggregate of 600,000 registered shares of Ultrak Common Stock. The Agreement specifies certain conditions under which additional shares of Ultrak Common Stock can be issued. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and of hazardous viewing systems used by industry and municipalities. The transaction was accounted for as a purchase effective as of July 1, 1995.

On August 1, 1995, the stockholders of BLC & Associates, Inc., a California corporation doing business as G.P.S. Standard U.S.A. ("GPS"), executed an Agreement and Plan of Reorganization among GPS,

Ultrak and GPS Acquisition Corp., a Texas corporation and wholly owned subsidiary of Ultrak, pursuant to which (i) GPS Acquisition Corp. merged with and into GPS, (ii) GPS became a wholly-owned subsidiary of Ultrak and (iii) the outstanding shares of Common Stock of GPS were converted into an aggregate of 176,420 registered shares of Ultrak Common Stock. GPS is a manufacturer of surveillance camera housings, pan and tilt devices, matrix switchers and other advanced software driven camera control systems. The transaction closed on November 29, 1995, and was accounted for as a pooling of interests effective as of December 1, 1995.

On February 9, 1995, the Company's line of credit with NationsBank of Texas, N.A. was increased from $13.2 million to $15.0 million under the same terms and conditions.

On July 18, 1995, the Company's line of credit with NationsBank of Texas, N.A. was again amended as follows:

     * The revolving line of credit facility was increased from $15.0 million to $17.5 million,
     * A new term loan facility secured by real estate and equipment of up to $2.5 million was established with a payout on a ten-year amortization and a due date of July 31, 1997,
     * The contract interest rate for both facilities was lowered from prime plus .50% to floating prime plus .25% with an option at LIBOR plus 2.50%,
     * The due date of the revolving line of credit facility was extended to July 31, 1997, from September 27, 1995, and
     *        Certain financial and operational covenants were modified.

On December 29, 1995, the Company entered into its fourth amendment with NationsBank of Texas, N.A. to increase its revolving line of credit facility from $17.5 million to $20.0 million under the same terms and conditions as in the July 18, 1995 amendment.

CCTV PRODUCTS; INDUSTRY

Ultrak designs, manufactures, markets and services CCTV products for use in security, general observation, traffic management, automated manufacturing, medical and dental applications. These products include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time-lapse recorders, multiplexers, wireless video transmission systems, computerized observation and security systems and accessories.

Ultrak's target markets are wholesale distributors, installing dealers, large end-users, mass merchants (for resale), manufacturing companies, system integrators and dentists. Each target market is reached through a dedicated group of telemarketing and regional sales professionals as well as through catalogs, magazine advertising and industry trade shows.

Approximately 70% of the Company's CCTV product sales carry its own brandnames (Ultrak, Exxis, Smart Choice, Mobile Video Products, Diamond Electronics, GPS and UltraCam), with the remainder having brands owned by others such as Mitsubishi, Sony, Dedicated Micros and Panasonic. The Company's own branded products are manufactured in Korea, Japan, England, Hong Kong, Taiwan, China and the United States.

According to Security Dealer Magazine, the CCTV industry annual retail sales were $1.42 billion in 1995, representing 11% of the $12.9 billion total U.S. security industry market. The CCTV segment of the security industry has experienced rapid growth since the early 1980s. CCTV sales represent a significant portion of the total security industry growth, trailing only access control and electronic article surveillance. Included in the CCTV category are CCTV cameras, lenses, monitors, switchers, time-lapse recorders, multiplexers, video transmission systems and various types of peripheral equipment used for CCTV installations. The Company's business is not generally seasonal in nature, except that sales in December and January are typically lower than other months.

The Company believes that it is an important factor within the CCTV industry and that it is one of the three largest in terms of CCTV sales in the United States. However, many of its competitors are divisions of much larger companies.

The Company has trademark registration or applications pending on its Ultrak, Exxis, [ ] Smart Choice, EasyWatch, Observision, UltraCam, Fastscan, Smartscan, The Witness, Video Butler, BabyCam and BabyWatch trade names. In addition, the Company has been issued patents on its UltraCam intraoral hand piece and The Witness, a security observation system that begins recording activity upon activation of an alarming input signal and several other devices. The Company has several patents pending on its DAVE (Duplex Analog Video Encoder) System designed to provide complete continuous video coverage of large areas by employing a large array of cameras connected to a single loop of coaxial cable. The Company has filed patent applications for four other patents, and acquired during 1995 a patent covering a system for recording and modifying behavior of passengers in a passenger vehicle.

SUPPLIERS AND DISTRIBUTION

During 1995, the Company purchased approximately 93% of its CCTV products from non-affiliated manufacturer suppliers. Approximately 7% of its CCTV products were manufactured in its Carroll (Lancaster), Ohio facility. Ultrak's product development staff designs and then coordinates with its non-affiliated suppliers the manufacture of certain of its private branded products and coordinates and supervises the assembly and packaging of certain products by its own employees. The Company has been and will continue to be substantially dependent upon its non-affiliated manufacturing suppliers. The Company has exclusive and non-exclusive sales and marketing rights for certain of the CCTV products it sells, including certain CCTV cameras and systems manufactured in Japan and Korea. The Company has in the past experienced, and may in the future experience, short-term difficulties in obtaining some products from some manufacturers.

In general, the Company's suppliers are constantly developing new products that advance the state of technology in security products and offer improved value. The Company has in the past issued letters of credit or placed funds on deposit with its suppliers to attempt to ensure for itself a constant and consistent supply of products. Approximately 95% of the Company's purchases from its non-affiliated suppliers are made in United Sates dollars with the remaining 5% purchased in Japanese yen. To date, the Company has not been materially adversely affected by fluctuations in the valuation of the Japanese yen. It is expected that the Company will continue to purchase the vast majority of its products in United States dollars.

The Company believes that it has close relationships with its suppliers. In some cases, the Company is the exclusive or semi-exclusive marketer of its suppliers' products in the United States. The Company's trading agreements with its suppliers are both written and oral. In most of these relationships, the Company believes that the relationship is as important to the supplier as it is to the Company. Thus, the Company believes that there is a strong, mutually advantageous basis for the trading relationship to exist and grow.

Other than its own manufactured products, the Company imports its private branded security products primarily from Korea, Japan, England, Hong Kong and Taiwan. Because of foreign production lead times, the Company normally makes purchase commitments to these foreign suppliers three to six months in advance of shipment. Products ordered by the Company and manufactured by others in Asia are shipped to the Company's warehouses located in the United States for subsequent delivery to customers.

Delivery times on these products to the United States vary from one week to two months, depending on the mode of transportation used. Therefore, management believes it is necessary for the Company to commit to and carry larger levels of inventory than would be necessary if it used only domestic suppliers.

The Company ships most items within 24 hours of receipt of the order. As of December 31, 1995 and 1994, the Company had approximately $6,701,000 and $3,939,000, respectively, in order backlog which it considers to be firm.

The Company can ship its CCTV products from one of its six warehouse locations:
Carrollton (Dallas), Texas; Broomfield (Denver), Colorado; Annapolis, Maryland; southern California; Carroll (Lancaster), Ohio; or Chicago, Illinois. Currently, approximately 85% of all shipments are made from the Carrollton, Texas centralized warehouse. Substantially all inventory, accounts receivable, purchasing, payroll and other corporate business functions are controlled on the Company's integrated computer system located in its Carrollton headquarters. All sales locations are linked real time via a nationwide network which allows for orders to be entered and shipped from multiple locations.

Approximately 19% of the Company's 1995 sales were to Walmart Stores, Inc. and Sam's Wholesale Club, a division of Walmart Stores, Inc. No other single customer accounted for more than 10% of total sales in 1995.

EMPLOYEES

As of December 31, 1995, the Company had 292 full-time employees employed at six primary locations and five field sales offices, of which 115 were sales and sales support personnel, 72 were warehouse/manufacturing personnel, 35 were technical/service personnel, 24 were engineering, research and product development personnel and 46 were administrative and managerial personnel.


ITEM 2.  PROPERTIES

The Company's headquarters are located in approximately 69,000 square feet of leased office and warehouse space in Carrollton, Texas, pursuant to a lease expiring in May 1999. The Company or its subsidiaries lease additional office/warehouse space in Broomfield, Colorado; Annapolis, Maryland; southern Florida; Atlanta, Georgia; Chicago, Illinois and southern California. The Company owns its 72,000 square foot manufacturing facility in Carroll, Ohio.

The Company believes that its Carroll, Ohio manufacturing facility is adequate to meet the Company's present and anticipated future manufacturing needs. The Company would like to expand the office and warehouse space at its headquarters and is currently negotiating for additional space which it will lease or build. While the Company believes it can obtain additional lease space, there can be no assurance that such space will be available at prices which the Company currently pays.

ITEM 3.  LEGAL PROCEEDINGS

Other than the following matters, the Company is not aware of any material pending or threatened legal proceedings to which the Company is or may be a party. The Company knows of no other legal proceedings pending or threatened or judgments entered against any director or officer of the Company in their capacity as such.

P.A.T. CO. AND KUSTOM SIGNALS, INC., PLAINTIFFS V. ULTRAK, INC., DEFENDANT; CASE NO. 95-2273 - EEO

On June 16, 1995, P.A.T. Co. and Kustom Signals, Inc., each a Kansas corporation, filed suit against Ultrak in the United States District Court for the District of Kansas claiming patent infringement, trademark infringement, unfair competition, common law infringement and unfair competition. The plaintiffs charged that Ultrak has infringed upon its Patent No.'s 4,789,904 ("Vehicle Mounted Surveillance and Video Taping System") and 4,949,186 ("Vehicle Mounted Surveillance System"). Ultrak has denied the allegations and asserted affirmative defenses of non-infringement, invalidity and unenforceability, and asserted counterclaims of monopolization and attempt to monopolize, conspiracy to monopolize and unfair competition. Discovery in the case is in the initial stages.

CONNER PERIPHERALS, INC., PLAINTIFF, VS. EXXIS TECHNOLOGIES, INC., DEFENDANT; CAUSE NO. 95-10753-16

On December 29, 1995, Conner Peripherals, Inc. filed suit against Exxis Technologies, Inc. ("Exxis"), then a wholly- owned subsidiary of Ultrak, claiming that Exxis owed it $170,627.75 for goods sold and delivered from January 2, 1993 through August 1993. On February 1, 1996, Exxis filed a counterclaim against the plaintiff, alleging that the plaintiff breached an agreement that was reached with Exxis in 1993 to give Exxis a credit in the approximate amount of $150,000 on this account. While Exxis acknowledges liability to the plaintiff in the amount of approximately $20,000, its denies that the liability is as large as that sought by the plaintiff in this suit. Exxis intends to contest this matter vigorously and to pursue its counterclaims against the plaintiff in the event the plaintiff is unwilling to accept a fair settlement in the very near future. Discovery in this suit has not been completed.

In the opinion of management of the Company, the legal proceedings described above will not have a material adverse effect upon the Company's business, financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1995.

                                   PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

The Company's Common Stock became listed on the Nasdaq National Market System on January 18, 1994 under the symbol "ULTK". Prior to that time, the Company's Common Stock was traded in the over-the-counter market. The quotations shown below, which are the high and low closing prices, were compiled by the Company from Monthly Statistical Reports supplied by the Nasdaq National Market.

                                           High close           Low close
                                           ----------           ---------
         1994
           First quarter                      $8.63               $5.75
           Second quarter                      7.13                4.50
           Third quarter                       7.63                6.13
           Fourth quarter                      8.00                6.75

         1995
           First quarter                      $7.25               $5.62
           Second quarter                      9.50                6.38
           Third quarter                       7.38                5.63
           Fourth quarter                      6.44                4.75

--------------------------------------------------------------------------------

The total number of holders of the Common Stock as of February 29, 1996 was approximately 3,500, comprised of approximately 1,600 stockholders of record and approximately 1,900 not of record.

The Company has never paid any dividends to its common stockholders.
Currently, it is the intention of the Company not to pay any dividends to its common stockholders in the foreseeable future. Management intends to reinvest earnings available to common stockholders in the development and expansion of the Company's business. The declaration in the future of any cash dividends on Common Stock will be at the discretion of the board of directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company's loan and security agreements with its financial institutions require the lenders' prior written consent to the Company's payment of cash dividends on its Common Stock. To the extent allowed by the Company's loan agreements, the Company does intend to pay dividends on its Series A Preferred Stock, all of which are owned by George K. Broady, the Chairman and Chief Executive Officer of the Company. Annual preferred stock dividends in the amount of $117,210 were paid to Mr. Broady during each of 1995, 1994 and 1993.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company which have been derived from the Company's audited financial statements. The selected financial data should be read in connection with the financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere herein.

                                                                 Years ended December 31,
                                       --------------------------------------------------------------------------
                                          1995(1)         1994(2)          1993           1992           1991
                                       ------------     -----------     -----------    -----------    -----------
Statement of Income Data
------------------------

Net sales                              $101,232,305     $79,062,711     $52,411,971    $28,864,478    $18,003,952
                                       ============     ===========     ===========    ===========    ===========

Gross profit                           $ 24,913,027     $19,713,003     $12,858,457    $ 7,367,629    $ 4,613,904
                                       ============     ===========     ===========    ===========    ===========

Operating profit                       $  6,115,577     $ 5,378,687     $ 3,655,020    $ 1,278,618    $   694,728
                                       ============     ===========     ===========    ===========    ===========

Income from continuing operations
    before income taxes                $  4,234,586     $ 4,302,532     $ 3,020,403    $   569,843    $   470,942
Income taxes                              1,539,529       1,513,020         381,543         26,343              -
                                       ------------     -----------     -----------    -----------    -----------
         Income from continuing
             operations                   2,695,057       2,789,512       2,638,860        543,500        470,942

Discontinued operations                           -        (190,000)     (1,834,370)       294,255              -
                                       ------------     -----------     -----------    -----------    -----------

         Net income                       2,695,057       2,599,512         804,490        837,755        470,942

Dividend requirements on
    preferred stock                         117,210         117,210         117,210        117,210        117,210
                                       ------------     -----------     -----------    -----------    -----------

Net income allocable to common
    stockholders                       $  2,577,847     $ 2,482,302     $   687,280    $   720,545    $   353,732
                                       ============     ===========     ===========    ===========    ===========

Income per common share from
    continuing operations                      $.36            $.39            $.37           $.07           $.06
                                               ====            ====            ====           ====           ====

Net income per common share                    $.36            $.36            $.10           $.11           $.06
                                               ====            ====            ====           ====           ====

                                                                        As of December 31,
                                          ---------------------------------------------------------------------------
                                             1995             1994            1993            1992             1991
                                          -----------      -----------     -----------     ----------      ----------
Balance Sheet Data
------------------

Total assets                              $52,954,795      $36,352,690     $25,384,794     $16,198,851     $8,054,270
Short-term debt                            24,482,107       18,244,183      12,875,039       7,134,701      2,218,599
Long-term debt                              1,534,548                -               -         285,000        285,000
Stockholders' equity                       16,496,539       10,070,388       7,541,339       6,817,683      4,177,044
Cash dividends declared
    per common share                                -                -               -               -              -


Note (1) Results include operations of certain companies acquired in 1994 and 1995. See Note B of Notes to Consolidated Financial Statements.

Note (2) Certain reclassifications have been made to 1994 amounts to conform with the 1995 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

RESULTS OF OPERATIONS. For the year ended December 31, 1995, net sales were $101,232,305, an increase of $22,169,594 (28%) over 1994. This increase was due to the effect of new acquisitions during 1995 (31%), increased volume of sales of existing closed circuit television (CCTV) products to all of the markets that the Company serves (32%) and to the sales of new products introduced during 1995 (37%).

In comparison, cost of sales were $76,319,278 for 1995, an increase of $16,969,570 (29%) over 1994. This increase was in direct relationship to the overall increase in sales between the two periods. Gross margins on net sales decreased slightly to 24.61% in 1995 from 24.93% in 1994. This overall decrease was due to price competition in the CCTV market and a strategic decision by the Company to be an industry value leader, offset partially by the effect of higher margins on new products and products marketed by companies acquired during 1995.

Marketing and sales expenses were $13,254,921 for 1995, an increase of $2,053,461 (18%) over 1994. This increase was due to the effect in 1995 of new acquisitions and the effect of hiring additional CCTV sales and support staff as well as the increased travel and related costs incurred to support the increased level of business. Marketing and sales expenses during 1995 were 13.1% of net sales down from 14.2% of net sales during 1994.

General and administrative expenses were $5,542,529 for 1995, an increase of $2,409,072 (77%) over 1994. This increase is due to the effect in 1995 of new acquisitions, the creation of a separate research and product development function as well as the hiring of additional purchasing, operations and other administrative staff and related costs necessary to support the increased level of business. General and administrative expenses during 1995 were 5.5% of net sales up from 4.0% of net sales during 1994.

Other expenses were $1,880,991 for 1995, an increase of $804,836 (75%) over 1994. This increase was due primarily to increased interest rates on higher borrowings outstanding during the year.

LIQUIDITY AND CAPITAL RESOURCES. The Company had a net increase in cash for the year ended December 31, 1995 of approximately $664,000. Cash used in operating activities during 1995 was approximately $3,018,000. Operations did not provide cash primarily because of increases in accounts and notes receivable and inventory required by the significantly higher sales volume. Cash used in investing activities was approximately $2,072,000 for capital expenditures and business acquisitions. Cash provided by financing activities was approximately $5,754,000, consisting of net borrowings from the Company's bank and other lenders.

On February 9, 1995, the Company's line of credit with NationsBank of Texas, N.A. was increased from $13.2 million to $15.0 million under the same terms and conditions.

On July 18, 1995, the Company's line of credit with NationsBank of Texas, N.A. was again amended as follows:

         * The revolving line of credit facility was increased from $15.0 million to $17.5 million,
         * A new term loan facility secured by real estate and equipment of up to $2.5 million was established with a payout on a ten-year amortization and a due date of July 31, 1997,

         * The contract interest rate for both facilities was lowered from prime plus .50% to floating prime plus .25% with an option at LIBOR plus 2.50%,
         * The due date of the revolving line of credit facility was extended to July 31, 1997 from September 27, 1995, and
         *       Certain financial and operational covenants were modified.

On December 29, 1995, the Company entered into its fourth amendment with NationsBank of Texas, N.A. to increase its revolving line of credit facility from $17.5 million to $20.0 million under the same terms and conditions as in the July 18, 1995 amendment.

As of December 31, 1995, the Company had unused available revolving lines of credit totaling approximately $2,700,000.

The Company will continue to be dependent upon its bank and other lender financing to fund its operations. The Company anticipates that its current operations and future growth will be financed primarily through increased lines of credit and internally generated profits. The Company believes such sources of funds will be adequate for its projected needs for the next twelve (12) months. The Company may attempt to raise additional equity capital if sales increase faster than planned or if it is otherwise deemed advantageous to do so.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

RESULTS OF OPERATIONS - CONTINUING OPERATIONS. For the year ended December 31, 1994, sales from continuing operations were $79,062,711, an increase of $26,650,740 (51%) over 1993. This growth was due primarily (70%) to increased volume of sales of existing CCTV products to all of the markets that the Company serves. New products introduced by the Company during 1994 contributed approximately 30% of the increase in sales.

In comparison, cost of sales were $59,349,708 for 1994, an increase of $19,796,194 (50%) over 1993. This increase was in direct relationship to the overall CCTV increase in sales. Gross margins on sales increased to 24.93% in 1994 from 24.53% in 1993, primarily because of new product sales at higher margins, offset by competition in the CCTV market and a strategic decision by the Company to be an industry value leader.

Marketing and sales expenses were $11,201,460 for 1994, an increase of $4,175,946 (59%) over 1993. This increase was due to additional CCTV sales and sales support staff and related costs incurred to support the increased level of CCTV sales, travel and related costs and increased marketing, advertising and promotional costs.

General and administrative expenses were $3,132,857 for 1994, an increase of $954,934 (44%) from 1993 due to additional administrative staff and related costs necessary to support the increase in sales.

Other expenses were $1,076,155 for 1994, an increase of $441,538 (70%) over 1993. This increase was due primarily to increased interest costs on borrowings offset partially by interest income on notes receivable.

RESULTS OF OPERATIONS - DISCONTINUED OPERATIONS. On July 22, 1993, the Company announced that it would discontinue its personal computers products (PC) business segment and concentrate its resources on the CCTV business segment.
As a result of this decision, the operations and net assets of the PC business segment have been classified as discontinued operations for all periods presented.

During the year ended December 31, 1994, the Company recorded an additional provision of $190,000, net of income tax benefit, to reflect costs of dissolution of the business as well as provision for expected settlement costs of the remaining lawsuit relating to the discontinued operations.

Sales included in discontinued operations for the years ended December 31, 1994, 1993 and 1992 were $110,720, $19,232,836 and $9,677,585, respectively
(not included in net sales reported from continuing operations above).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                    Page
                                                                    ----
Report of Independent Certified Public Accountants - as of and
    for the years ended December 31, 1995, 1994 and 1993            12

Financial Statements:

       Consolidated Balance Sheets, December 31, 1995 and 1994      13

       Consolidated Statements of Income, Years Ended
          December 31, 1995, 1994 and 1993                          15

       Consolidated Statements of Stockholders' Equity, Years
          Ended December 31, 1995, 1994 and 1993                    16

       Consolidated Statements of Cash Flows, Years Ended
          December 31, 1995, 1994 and 1993                          17

       Notes to Consolidated Financial Statements                   19

Financial Statement Schedule:

       Report of Independent Certified Public Accountants - as of
       and for the years ended December 31, 1995, 1994 and 1993     34

           II   -     Valuation and Qualifying Accounts             35


All other schedules have been omitted as the required information is not applicable, not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Dallas, Texas
February 19, 1996

                         ULTRAK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

                         ASSETS                                                        1995              1994
                                                                                  ------------      -------------
CURRENT ASSETS
   Cash                                                                           $  1,306,482      $     642,241
   Trade accounts receivable, less allowance for doubtful accounts of $481,104 and $323,772 at December 31, 1995 and 1994,
      respectively                                                                  15,619,459         10,743,091
   Notes receivable                                                                    288,968            253,771
   Inventories                                                                      21,293,216         14,396,438
   Advances for inventory purchases                                                  5,038,951          5,381,437
   Prepaid expenses and other current assets                                           313,460            178,698
   Deferred income taxes (Note G)                                                      943,046            362,988
                                                                                  ------------      -------------

               Total current assets                                                 44,803,582         31,958,664

PROPERTY, PLANT AND EQUIPMENT, at cost                                               5,694,265          2,966,619
   Less accumulated depreciation and amortization                                   (1,576,366)          (995,226)
                                                                                  ------------      -------------
                                                                                     4,117,899          1,971,393
GOODWILL, net of accumulated amortization of $212,894 and $135,467
   at December 31, 1995 and 1994, respectively                                       2,470,839          1,259,969

NOTES RECEIVABLE                                                                     1,152,048            984,208

OTHER ASSETS                                                                           410,427            178,456
                                                                                  ------------      -------------

                                                                                  $ 52,954,795      $  36,352,690
                                                                                  ============      =============

                         ULTRAK, INC. AND SUBSIDIARIES

                                  December 31,




      LIABILITIES AND STOCKHOLDERS' EQUITY                                            1995               1994
                                                                                  ------------       ------------
CURRENT LIABILITIES
   Accounts payable - trade                                                       $  6,988,550       $  6,531,779
   Notes payable (Note C)                                                           24,301,147         18,244,183
   Current maturities of long-term debt (Note C)                                       180,960                -
   Accrued expenses                                                                  1,613,925            664,740
   Federal and state income taxes payable                                              954,716            343,973
   Other current liabilities                                                           884,410            497,627
                                                                                  ------------       ------------

               Total current liabilities                                            34,923,708         26,282,302

LONG-TERM DEBT (Note C)                                                              1,534,548                -

COMMITMENTS AND CONTINGENCIES (Note F)                                                    -                   -

STOCKHOLDERS' EQUITY (Note D)
   Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
      authorized, issued and outstanding                                               976,755            976,755
   Common stock, $.01 par value (no par in 1994); 20,000,000 shares authorized; 7,326,935 and 6,555,619 shares issued and outstanding
      at December 31, 1995 and 1994, respectively                                       73,269             73,254
   Additional paid-in capital                                                       11,518,801          7,213,747
   Retained earnings                                                                 3,927,714          1,806,632
                                                                                  ------------       ------------

               Total stockholders' equity                                           16,496,539         10,070,388
                                                                                  ------------       ------------

                                                                                  $ 52,954,795       $ 36,352,690
                                                                                  ============       ============


       The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,



                                                               1995                 1994                  1993
                                                           ------------         ------------          ------------
Net sales                                                  $101,232,305         $ 79,062,711          $ 52,411,971
Cost of sales                                                76,319,278           59,349,708            39,553,514
                                                           ------------         ------------          ------------

            Gross profit                                     24,913,027           19,713,003            12,858,457

Other operating costs:
   Marketing and sales                                       13,254,921           11,201,460             7,025,514
   General and administrative                                 5,542,529            3,132,857             2,177,923
                                                           ------------         ------------          ------------
                                                             18,797,450           14,334,316             9,203,437
                                                           ------------         ------------          ------------

            Operating profit                                  6,115,577            5,378,687             3,655,020

Other expense (income):
   Interest expense                                           1,840,489            1,091,400               693,655
   Other, net                                                    40,502              (15,245)              (59,038)
                                                           ------------         ------------          ------------
                                                              1,880,991            1,076,155               634,617
                                                           ------------         ------------          ------------

Income from continuing operations
   before income taxes                                        4,234,586            4,302,532             3,020,403

Income taxes (Note G)                                         1,539,529            1,513,020               381,543
                                                           ------------         ------------          ------------

Income from continuing operations                             2,695,057            2,789,512             2,638,860

Discontinued operations, net of tax effects (Note I):
   Loss from operations                                             -                    -                (289,489)
   Provision for loss on disposal                                   -               (190,000)           (1,544,881)
                                                           ------------         ------------          ------------
                                                                    -               (190,000)           (1,834,370)
                                                           ------------         ------------          ------------

            NET INCOME                                        2,695,057            2,599,512               804,490

Dividend requirements on preferred stock (Note D)              (117,210)            (117,210)             (117,210)
                                                           ------------         ------------          ------------

Net income allocable to common stockholders                $  2,577,847         $  2,482,302          $    687,280
                                                           ============         ============          ============

Income per common share:
   Continuing operations                                           $.36                 $.39                  $.37
                                                                   ====                 ====                  ====

   Net income                                                      $.36                 $.36                  $.10
                                                                   ====                 ====                  ====

Number of weighted average common and
   common equivalent shares outstanding                       7,147,904            6,818,999             6,789,872
                                                           ============         ============          ============




       The accompanying notes are an integral part of these statements.

                        ULTRAK, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Years ended December 31,




                                                                       1995              1994                1993
                                                                  --------------      ------------      -------------
COMMON STOCK
  Beginning of year                                               $       73,254      $     72,489      $      70,968
  Change in par value                                                    (39,714)              -                  -
  Acquisitions of businesses                                              39,457               -                  -
  Exercise of stock options and warrants                                     272               765              1,521
                                                                  --------------      ------------      -------------

  End of year                                                     $       73,269      $     73,254      $      72,489
                                                                  ==============      ============      =============

ADDITIONAL PAID-IN CAPITAL
  Beginning of year                                               $    7,213,747      $  7,167,765      $   7,132,910
  Change in par value                                                     39,714               -                  -
  Acquisitions of businesses                                           4,238,462               -                  -
  Exercise of stock options and warrants                                  26,878            45,982             34,855
                                                                  --------------      ------------      -------------

  End of year                                                     $   11,518,801      $  7,213,747      $   7,167,765
                                                                  ==============      ============      =============

RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Beginning of year                                               $    1,806,632      $   (675,670)     $  (1,362,950)
  Preferred stock dividends                                             (117,210)         (117,210)          (117,210)
  Accumulated deficit of pooled company (Note B)                        (456,765)              -                  -
  Net income                                                           2,695,057         2,599,512            804,490
                                                                  --------------      ------------      -------------

  End of year                                                     $    3,927,714      $  1,806,632      $    (675,670)
                                                                  ==============      ============      =============

COMMON SHARES
  Beginning of year                                                    6,555,619         6,538,352          6,495,848
  Acquisitions of businesses                                             762,816               -                  -
  Exercise of stock options and warrants                                   8,500            17,267             42,504
                                                                  --------------      ------------      -------------

                                                                       7,326,935         6,555,619          6,538,352
                                                                  ==============      ============      =============

PREFERRED SHARES
  Beginning and end of year                                              195,351           195,351            195,351
                                                                  ==============      ============      =============




       The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,





                                                                              1995             1994           1993
                                                                          -----------      ------------   ------------
Cash flows from operating activities:
   Net income                                                             $ 2,695,057      $  2,599,512   $    804,490
   Adjustments to reconcile net income to net cash used in
     operating activities:
        Depreciation and amortization                                         890,987           447,280        252,275
        Provision for losses on accounts receivable                            49,114           532,344        228,814
        Provision for inventory obsolescence                                  411,915            52,408        102,295
        Deferred income taxes                                                (152,782)          227,012       (590,000)
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                  (3,140,518)       (3,705,743)    (3,753,654)
            Inventories                                                    (4,145,192)       (3,360,827)    (5,216,355)
            Advances for inventory purchases                                  342,486        (2,871,341)      (182,169)
            Prepaid expenses and other current assets                         (82,284)          (77,803)        21,132
            Noncurrent notes and other assets                                 (84,681)         (346,847)      (477,489)
            Accounts payable                                                 (677,814)        2,124,485      3,019,574
            Other notes payable                                                   -            (285,000)        (5,543)
            Accrued liabilities and other current liabilities                 875,300           945,218        (12,625)
            Net assets of discontinued operations                                 -             197,125        642,103
                                                                          -----------      ------------   ------------

                 Net cash used in operating activities                     (3,018,412)       (3,522,177)    (5,167,152)

Cash flows from investing activities:
   Purchases of property and equipment                                     (1,055,055)       (1,346,369)      (699,311)
   Acquisitions, net of cash acquired                                      (1,016,633)         (573,000)           -
   Decrease in net assets of discontinued operations                              -                 -          163,563
                                                                          -----------      ------------   ------------

                Net cash used in investing activities                      (2,071,688)       (1,919,369)      (535,748)

Cash flows from financing activities:
   Net borrowings on notes payable                                          5,844,401         5,654,144      5,460,881
   Proceeds from exercise of stock options                                     27,150            46,747         36,376
   Payment of preferred stock dividends                                      (117,210)         (117,210)      (117,210)
                                                                          -----------      ------------   ------------

                Net cash provided by financing activities                   5,754,341         5,583,681      5,380,047
                                                                          -----------      ------------   ------------

Net increase (decrease) in cash                                               664,241           142,135       (322,853)

Cash at beginning of year                                                     642,241           500,106        822,959
                                                                          -----------      ------------   ------------

Cash at end of year                                                       $ 1,306,482      $    642,241   $    500,106
                                                                          ===========      ============   ============




       The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,





                                                                                 1995            1994          1993
                                                                             -----------     -----------   ------------
Supplemental cash flow information:
   Cash paid during the year for:
     Interest                                                                $ 1,812,415     $ 1,109,361   $    684,933
                                                                             ===========     ===========   ============

     Income taxes                                                            $ 1,431,581     $   804,158   $     91,269
                                                                             ===========     ===========   ============

Supplemental schedule of noncash investing and financing activities:
   Acquisition of businesses
     Assets acquired                                                         $ 8,490,799     $   573,000
     Liabilities assumed                                                      (3,640,455)            -
     Common stock issued                                                      (3,804,000)            -
                                                                             -----------     -----------
                                                                               1,046,344         573,000
     Less cash acquired                                                           29,711             -
                                                                             -----------     -----------

     Net cash paid for acquisitions                                          $ 1,016,633     $   573,000
                                                                             ===========     ===========




       The accompanying notes are an integral part of these statements.

                        ULTRAK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1995, 1994 and 1993



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Consolidation

   The accompanying consolidated financial statements include the accounts of Ultrak, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

   Effective December 29, 1995, the Company was reincorporated in the state of Delaware.

   Nature of Operations

   The Company designs, manufactures, markets and services closed circuit television ("CCTV") products for use in security, general observation, traffic management, automated manufacturing, medical and dental applications. These products include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time-lapse recorders, multiplexers, wireless video transmission systems, computerized observation and security systems and accessories which are sold principally to customers in the United States. Foreign customers account for less than 10% of revenue.

   Inventories

   Inventories are comprised principally of goods held for resale, which are valued at the lower of cost (first-in, first-out) or market.

   Advances for Inventory

   Advances for inventory represents payments in advance for goods purchased primarily from the Far East. Upon receipt of the goods, advances are classified as inventories.

   Property, Plant and Equipment and Depreciation

   Property, plant and equipment are carried at cost. The provision for depreciation is computed using the straight- line method over the estimated useful lives of the assets.

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

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993





NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Use of Estimates

   In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Statement of Cash Flows

   For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As of December 31, 1995 and 1994, there were no cash equivalents.

   Income Per Common Share

   Income per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares result from the assumed issuance of shares under the Company's incentive stock option plan and for stock purchase warrants when dilutive. Fully-diluted income per share, which gives effect to assumed conversion of the Series A preferred stock, is the same as primary income per share.

   Fair Value of Financial Instruments

   The Company's financial instruments consist of cash, trade receivables and payables, notes receivable and debt, which has variable rates. The fair value of all instruments approximates the carrying value.

   Reclassifications

   Certain reclassifications have been made to prior years to conform with the 1995 presentation.


NOTE B - BUSINESS COMBINATIONS

   JAK Pacific Video Warranty and Repair Services, Inc.:

   Effective April 1, 1994, the Company acquired 56% of the outstanding common stock of JAK Pacific Video Warranty and Repair Services, Inc. ("JAK"), a California corporation, for total cash consideration of $573,000. The transaction was accounted for as a purchase. The operations of JAK have been included in the Company's statements of income beginning April 1, 1994. JAK is engaged in sales, service and warranty repairs of closed circuit television products.

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993





NOTE B - BUSINESS COMBINATIONS - Continued

   During 1995, the Company exercised its option to acquire the remaining 44% of the common stock of JAK for cash consideration of $500,000. Goodwill is being amortized over 20 years by the straight-line method.

   Koyo's U.S. CCTV Division:

   On March 15, 1995, the Company signed an agreement with Koyo International, Inc. of America ("Koyo") to purchase certain assets of Koyo's U.S. CCTV division. Under the agreement, the Company acquired all of Koyo's inventory, patent rights, customer lists and certain tooling for cash of approximately $416,000 plus a $100,000 minimum payment due under a royalty agreement. The agreement provides for royalties of up to 2% of the net selling price of products produced under license from Koyo. Goodwill is being amortized over 20 years by the straight-line method.

   Diamond Electronics, Inc.:

   On July 13, 1995, the Company acquired all of the outstanding shares of common stock of Diamond Electronics, Inc. ("Diamond"), in exchange for 600,000 registered shares of the Company's common stock valued at $3,804,000. Costs capitalized in conjunction with the acquisition were approximately $130,000. The shareholders of Diamond are entitled to receive an additional 50,000 shares of the Company's common stock if the market price is less than $8.00 per share for the ten business days prior to July 13, 1996.

   Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers, and of hazardous viewing systems used by industry and municipalities. The transaction has been accounted for as a purchase, and the operations of Diamond have been included in the Company's statement of income since July 1, 1995. Goodwill is being amortized over 25 years by the straight-line method.

   The following unaudited pro forma information for 1995 and 1994 presents a summary of consolidated results of operations of the Company and Diamond as if the acquisition had occurred at the beginning of the respective periods, giving effect to the amortization of goodwill and certain other adjustments:

                                                           Years ended December 31,
                                                       -------------------------------
                                                          1995               1994
                                                       --------------    -------------
   Net sales                                           $  107,374,308    $  90,568,402
                                                       ==============    =============

   Income from continuing operations                   $    3,064,428    $   3,090,966
                                                       ==============    =============

   Net income                                          $    3,064,428    $   2,900,966
                                                       ==============    =============

   Income per common share from continuing operations            $.41             $.42
                                                                 ====             ====

   Net income per common share                                   $.41             $.39
                                                                 ====             ====

The pro forma effect of the acquisitions of JAK and Koyo is not significant.

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993





NOTE B - BUSINESS COMBINATIONS - Continued

   G.P.S. Standard U.S.A.:

   Effective November 29, 1995, the Company acquired 100 percent of the outstanding capital stock of BLC & Associates, Inc., doing business as G.P.S. Standard U.S.A. ("GPS"), for 176,470 shares of registered common stock of the Company. GPS is a manufacturer of surveillance camera housings, pan and tilt devices, matrix switchers and other advanced software driven camera control systems. The transaction was accounted for as a pooling of interests effective December 1, 1995. Results of operations for periods prior to the date of acquisition have not been restated to reflect the combined operations due to immateriality.


NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

   Notes payable consist of the following:

                                                                                        December 31,
                                                                                -----------------------------
                                                                                   1995              1994
                                                                                ----------        -----------
   $20.0 million revolving line of credit from a bank, due upon demand or July 31, 1997; interest at prime (8.75% at December 31, 1995)
      plus .25% or LIBOR (5.82% at December 31, 1995) plus 2.50%
      payable monthly; collateralized by substantially all assets               $17,478,730       $11,735,392

   $7.0 million revolving line of credit from an investment company, due upon demand or April 4, 1996; interest at the greater of
      8.5% or prime plus 2.0% payable monthly; collateralized
      by inventory                                                                6,822,417         6,508,791
                                                                                -----------       -----------

                                                                                $24,301,147       $18,244,183
                                                                                ===========       ===========

At December 31, 1995, the Company had unused available revolving lines of credit totaling approximately $2.7 million.

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993





NOTE C - NOTES PAYABLE AND LONG-TERM DEBT - Continued

   Long-term debt as of December 31, 1995 consists of a bank loan due on July 31, 1997 which bears interest at prime plus .25% or LIBOR plus 2.50% and is collateralized by real estate and equipment. Principal payments of $14,583 are due monthly with $1,414,590 due upon maturity.

   The following are scheduled maturities of long-term debt at December 31, 1995:

   Year ending
   December 31,
   ------------
      1996                                                   $  180,960
      1997                                                    1,534,548
                                                             ----------

                                                             $1,715,508
                                                             ==========

   Debt is guaranteed in part ($8,000,000) by the principal stockholder of the Company. The credit agreements contain certain restrictive covenants and conditions, including debt to tangible net worth ratios, current ratios and working capital ratios. At December 31, 1995, the Company did not meet certain of these covenants on its bank debt and has obtained waivers of the violations.

   The weighted average interest rate for notes payable for the years ended December 31, 1995 and 1994 was 9.5% and 8.16%, respectively.


NOTE D - STOCKHOLDERS' EQUITY

   Preferred Stock

   The Series A preferred stock earns dividends at the rate of 12% per annum, beginning January 1, 1991, payable quarterly. All dividends accrue whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds of the Company legally available for payment.

   The Company may at any time redeem all or any portion of the Series A Preferred Stock then outstanding at the liquidation value of $5.00 per share plus unpaid dividends. A holder of Series A Preferred Stock may convert all or any of the shares into shares of the Company's common stock at any time at a conversion rate equal to the original purchase price of $5.00 plus any unpaid dividends the sum of which is divided by $2.40.

   Holders of Series A preferred stock are entitled to vote on all matters submitted to a vote of stockholders. Each Series A preferred share is entitled to voting rights equal to 16.667 shares of common stock.

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993





NOTE D - STOCKHOLDERS' EQUITY - Continued

   Nonqualified Stock Option Plan

   The 1988 Nonqualified Stock Option Plan provides for options to be granted covering 833,334 shares of common stock. Shares under grant generally become exercisable in five equal annual installments beginning one year after the date of grant, and expire after ten years.

   Option exercise prices are set by the Compensation Committee of the Board of Directors on the date of grant at the approximate market price of the Company's common stock.

   Details of stock options are as follows:

                                                Number of
                                                  shares          Option price
                                                ---------         ------------
      Options outstanding - January 1, 1994      500,226          $1.20-$7.50

         Granted                                  47,500            4.50-6.88
         Forfeited                               (14,167)           3.75-6.00
         Exercised                                  (600)                2.40
                                                 -------          -----------

      Options outstanding - December 31, 1994    532,959            1.20-7.50

         Granted                                 146,750            5.63-7.00
         Forfeited                                (4,334)           2.40-7.50
         Exercised                                (8,500)           2.40-6.50
                                                 -------          -----------

      Options outstanding - December 31, 1995    666,875          $1.20-$7.50
                                                 =======          ===========

      Options exercisable - December 31, 1995    406,468          $1.20-$7.50
                                                 =======          ===========

   Stock Warrants

   In connection with the $7.0 million line of credit (Note C), the Company granted to the lender warrants to purchase a total of 200,000 shares of restricted common stock at a price of $8.00 per share, subject to certain adjustments. The warrant agreement expires in April 1996 and no warrants have been exercised to date.

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993





NOTE E - MAJOR CUSTOMERS AND SUPPLIERS

   One customer accounted for more than 10% of revenue in each of the three years ended December 31, 1995. Sales to that customer were:

              1995                        $19,140,000
              1994                         16,279,000
              1993                          9,596,000

   Loss of this customer would have a material adverse effect on the operations of the Company.

   The Company purchased approximately 45% of its products from one supplier in 1995 and 1994. Although there are a limited number of manufacturers of the Company's products, management believes there are suppliers who could provide similar products on comparable terms. A change in suppliers could cause a delay and a possible loss of sales, which would affect operating results adversely.


NOTE F - COMMITMENTS AND CONTINGENCIES

   The Company has entered into operating leases for office and warehouse space and data processing equipment.

   Minimum future rental payments for all long-term, noncancelable operating leases are presented below:

          Year ending
          December 31,
          ------------
              1996                                  $  489,000
              1997                                     409,000
              1998                                     328,000
              1999                                     168,000
              2000                                      38,000
                                                    ----------
                                                    $1,432,000
                                                    ==========

   Total rent expense charged to operations is as follows:

                                        Years ended December 31,
                                  ------------------------------------
                                    1995          1994          1993
                                  --------      --------      --------
                                  $468,770      $473,502      $266,717
                                  ========      ========      ========

   As of December 31, 1995, the Company is a defendant in lawsuits arising in the ordinary course of business. In the opinion of management, the lawsuits will not have a material adverse effect upon the Company's business, financial position or results of operations.

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993





NOTE G - INCOME TAXES

   The provision for taxes on income from continuing operations consists of the following:

                                                  Years ended December 31,
                                          ---------------------------------------
                                             1995           1994           1993
                                          ----------     ----------     ---------
   Federal
      Current                             $1,629,374     $1,081,435     $ 613,105
      Deferred                              (152,782)       227,012      (266,892)
   State                                      62,937        204,573        35,330
                                          ----------     ----------     ---------

                                          $1,539,529     $1,513,020     $ 381,543
                                          ==========     ==========     =========

   The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                     Years ended December 31,
                                                     ------------------------
                                                     1995       1994     1993
                                                     ----       ----     ----
      U.S. Federal statutory rate                    34.0%      34.0%    34.0%
      State taxes, net of Federal benefit             1.0        3.1      1.0
      Reduction in deferred tax asset
         valuation allowance                            -          -     (4.5)
      Net operating loss carryforward recognized     (1.5)      (3.7)   (18.4)
      Other, net                                      2.9        1.8       .6
                                                     ----       ----     ----

                                                     36.4%      35.2%    12.7%
                                                     ====       ====     ====

   The components of deferred tax assets and liabilities are as follows:

                                                     December 31,
                                             ----------------------------
                                                 1995             1994
                                             ------------      ----------
      Deferred tax assets:
         Inventory                           $    560,717      $  156,854
         Accounts receivable                      155,439         156,416
         Accrued expenses                         259,114          98,489
         Net operating loss carryforward          174,935         177,026
                                             ------------      ----------
                                                1,150,205         588,785
         Valuation allowance                      (68,970)       (133,804)
                                             ------------      ----------
                                                1,081,235         454,981
      Deferred tax liabilities:
         Depreciation                             (83,702)        (78,331)
         Other                                    (54,487)        (13,662)
                                             ------------      ----------
                                                 (138,189)        (91,993)
                                             ------------      ----------

                                             $    943,046      $  362,988
                                             ============      ==========

                         ULTRAK, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993


NOTE G - INCOME TAXES - Continued

   As of December 31, 1995, the Company has available net operating loss carryforwards of approximately $500,000 which are available to reduce future taxable income by approximately $60,000 per year through 2002. A valuation allowance of $68,970 has been provided to offset a portion of the deferred tax assets related to these carryforwards.


NOTE H - DISCONTINUED OPERATIONS

   On July 22, 1993, the Company announced that it would discontinue its personal computer products (PC) business segment and concentrate its resources on the CCTV business segment. As a result of this decision, the operations and net assets of the PC business segment are classified as discontinued operations.

   Sales included in discontinued operations for the year ended December 31, 1993 were $19,232,836. The loss from discontinued operations is net of tax benefits of $145,106 in 1993, and the provision for loss on disposal in 1994 and 1993 is net of tax benefits of $98,000 and $774,368, respectively.


NOTE I - UNAUDITED QUARTERLY OPERATING RESULTS

   Unaudited quarterly operating results for the years ended December 31, 1995 and 1994 are as follows:

                                     First          Second           Third         Fourth
                                    Quarter         Quarter         Quarter        Quarter
                                  -----------     -----------     -----------    -----------
   1995:
   -----
      Sales                       $21,829,162     $22,305,871     $28,429,494    $28,667,778
      Gross profit                  5,322,078       5,322,858       6,809,054      7,459,037

      Net income                      781,933         485,744         683,162        744,218
                                  ===========     ===========     ===========    ===========

      Net income per share               $.11            $.07            $.09           $.10
                                         ====            ====            ====           ====

   1994:
   -----
      Sales    $17,808,683        $19,032,217     $21,524,735     $20,697,076
      Gross profit                  4,164,245       4,928,373       5,278,902      5,341,483
      Income (loss) from
         Continuing operations        628,057         825,511         999,428        336,516
         Discontinued operations          -               -          (190,000)           -
                                  -----------     -----------     -----------    -----------

      Net income                      628,057         825,511         809,428        336,516
                                  ===========     ===========     ===========    ===========

      Net income per share               $.09            $.12            $.11           $.04
                                         ====            ====            ====           ====

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants or disagreements with accountants during the years ended December 31, 1995 or 1994.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's proxy statement for its 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission on or about April 14, 1996. See also the list of the Company's executive officers and related information under "Directors and Executive Officers" in Part I thereof.


ITEM 11.    EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Executive Compensation and Other Information" in the 1996 Proxy Statement.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

There is hereby incorporated by reference the information with respect to security ownership to appear under the caption "Security Ownership of Principal Stockholders and Management" in the 1996 Proxy Statement.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information to appear under the caption "Executive Compensation and Other Information - Certain Transactions" in the 1996 Proxy Statement.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K


(a)  Financial Statements and Schedules

     1. Financial Statements

                                                                            Page
                                                                            ----
        Independent Auditors' Report - as of and for the years
            ended December 31, 1995, 1994 and 1993                            12

        Financial Statements:

            Consolidated Balance Sheets, December 31, 1995 and 1994           13

            Consolidated Statements of Income, Years Ended December 31,
                 1995, 1994 and 1993                                          15

            Consolidated Statements of Stockholders' Equity, Years Ended
                 December 31, 1995, 1994 and 1993                             16

            Consolidated Statements of Cash Flows, Years Ended December 31,
                 1995, 1994 and 1993                                          17

            Notes to Consolidated Financial Statements                        19

     2. Financial Statement Schedules

        Independent Auditors' Report - as of and for the years ended
            December 31, 1995, 1994 and 1993                                  34

          II - Valuation and Qualifying Accounts                              35

(b)  Reports on Form 8-K

     None filed in the fourth quarter of 1995.

(c)  Exhibits                                                                 31

Exhibits
--------
 3.1          Certificate of Incorporation of the Company

 3.2          Bylaws of the Company

10.1          Loan Agreement, dated as of July 20, 1992, between the Company, CCTV Source International, Inc. and Loss
              Prevention Electronics Corporation and Petrus Fund, L.P. (filed as Exhibit 3 to the Company's Current
              Report on Form 8-K dated June 15, 1992)

10.2          Financing and Security Agreement, dated as of September 24, 1993, by and among NationsBank of Texas, N.A., the Company, Loss Prevention Electronics Corporation, CCTV Source International, Inc., and Dental Vision
              Direct, Inc. (with Guaranty by Individual executed by George K. Broady, for the benefit of NationsBank of
              Texas, N.A.) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 4, 1993)

10.3          First Amendment to Loan Agreement, dated as of October 4, 1993, between the Company, CCTV Source
              International, Inc. and Loss Prevention Electronics Corporation, and Petrus Fund, L.P. (with related
              Restated Revolving Credit Note) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated
              October 4, 1993)

10.4          Warrant Purchase Agreement, dated as of July 20, 1992, between the Registrant, George K. Broady and Petrus
              Fund, L.P. (filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 15, 1992)

10.5          Security Agreement, dated as of October 4, 1993, between Exxis Technologies, Inc. and Petrus Fund L.P.
              (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 4, 1993)

10.6          Security Agreement, dated as of October 4, 1993, between Dental Vision Direct, Inc. and Petrus Fund L.P.
              (filed as Exhibit 10.5 to the Company' Current Report on Form 8-K dated October 4, 1993)

10.7          Ultrak, Inc. 1988 Non-Qualified Stock Option Agreement (filed as Exhibit 10.16 to the Company's
              Registration Statement on Form S-1, Registration No. 55-3-31110)

10.8          Amendment No. 2 to Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (filed as Exhibit 10 to the Company's
              Current Report on Form 8-K dated December 28, 1993)

10.9          Second Amendment to Warrant Purchase Agreement, dated as of October 4, 1993, between the Company, George
              K. Broady and Petrus Fund, L.P. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated
              October 4, 1993)

10.10         First Amendment to Financing and Security Agreement, dated effective October 31, 1994, by and among
              NationsBank of Texas, N.A., Ultrak, Inc., Loss Prevention Electronics Corporation, CCTV Source
              International, Inc. and Dental Vision Direct, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 14, 1994)

10.11         Second Amendment to Loan Agreement, executed November 11, 1994 to be effective as of October 4, 1994, by and between Ultrak, Inc. and Petrus Fund L.P. (filed as Exhibit 10.2 to the Company's Current Report on
              Form 8-K dated November 14, 1994)

10.12         Third Amendment to Warrant Purchase Agreement, executed November 11, 1994 to be effective as of October 4,
              1994, by and among Ultrak, Inc., George K. Broady and Petrus Fund, L.P. (filed as Exhibit 10.3 to the
              Company's Current Report on Form 8-K dated November 14, 1994)

10.13         Letter Agreement among Ultrak, Risheg and JAK Pacific Warranty and Repair Services, Inc. ("JAK") regarding
              Ultrak's purchase and option to purchase JAK's common stock, dated as of April 5, 1994

10.14         Second Amendment to Financing and Security Agreement, dated as of February 9, 1995, by and among
              NationsBank of Texas, N.A., Ultrak, Inc., Loss Prevention Electronics Corporation, CCTV Source
              International, Inc. and Dental Vision Direct, Inc.

10.15         Agreement and Plan of Reorganization, dated as of April 28, 1995, by and among Diamond Electronics, Inc., the shareholders of Diamond signing the Agreement, Ultrak, Inc. and Diamond Purchasing Corp. (filed as
              Annex A to the Company's Form S-4 dated June 28, 1995)

10.16         Third Amendment to Financing and Security Agreement, dated effective as of July 18, 1995, by and among
              NationsBank of Texas, N.A., Ultrak, Inc., Dental Vision Direct, Inc., Exxis Technologies, Inc., JAK
              Pacific Video Warranty and Repair Services, Inc. and Diamond Electronics, Inc.

10.17         Agreement and Plan of Reorganization, dated as of August 1, 1995, by and among BLC & Associates, Inc.,
              (doing business as G.P.S. Standard U.S.A.), Mathiew Bais, Commodore Investments, Ltd., Ultrak, Inc. and
              GPS Acquisition Corp. (filed as Exhibit 1.01 to the Company's Form S-4 dated October 20, 1995)

10.18         Fourth Amendment to Financing and Security Agreement, dated effective as of December 29, 1995, by and among NationsBank of Texas, N.A., Ultrak, Inc., Dental Vision Direct, Inc., Diamond Electronics, Inc., JAK
              Pacific Video Warranty and Repair Services, Inc. and Ultrak Operating, L.P.

10.19         Agreement and Plan of Merger, dated effective as of December 29, 1995, by and among Exxis Technologies,
              Inc. and Ultrak, Inc.

10.20         Agreement and Plan of Merger, dated effective as of December 29, 1995, between Ultrak, Inc. (Colorado) and
              Ultrak, Inc. (Delaware)

10.21         Employment agreement between Ultrak, Inc. and James D. Pritchett dated May 25, 1995

10.22         Employment agreement between Ultrak, Inc. and Tim D. Torno dated May 25, 1995

11.1          Computation of Per Share Data

21.1          List of subsidiaries

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ULTRAK, INC.


March 13, 1996                          By: /s/ George K. Broady
                                            ------------------------------------
                                            George K. Broady
                                            Chief Executive Officer and
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


March 13, 1996                          By: /s/ George K. Broady
                                            ------------------------------------
                                            George K. Broady
                                            Director



March 13, 1996                          By: /s/ William C. Lee
                                            ------------------------------------
                                            William C. Lee
                                            Director


March 13, 1996                          By: /s/ Charles C. Neal
                                            ------------------------------------
                                            Charles C. Neal
                                            Director


March 13, 1996                          By: /s/ James D. Pritchett
                                            ------------------------------------
                                            James D. Pritchett
                                            Executive Vice President and
                                            Director


March 13, 1996                          By: /s/ Robert F. Sexton
                                            ------------------------------------
                                            Robert F. Sexton
                                            Director


March 13, 1996                          By: /s/ Tim D. Torno
                                            ------------------------------------
                                            Tim D. Torno
                                            Secretary-Treasurer and Chief
                                            Financial Officer

               Report of Independent Certified Public Accountants
                                  on Schedules



Board of Directors
Ultrak, Inc.

In connection with our audits of the consolidated financial statements of Ultrak, Inc. and Subsidiaries referred to in our report dated February 19, 1996, we have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material aspects, the information required to be set forth therein.




GRANT THORNTON LLP

Dallas, Texas
February 19, 1996

                                                                     Schedule II

                         ULTRAK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1995, 1994, and 1993


                                          Balance at                   Charge to                          Balance at
                                          Beginning       Charge to     Other                                End
   Description                            of Period       Operations   Accounts          Deductions       of Period
   -----------                            ----------      ----------   ---------         ----------      -----------
Year ended December 31, 1995:
-----------------------------

   Allowance for doubtful accounts         $323,772       $  49,114    $282,701(1)       $(216,483)(2)    $439,104
                                           ========       =========    ========          =========        ========

   Inventory valuation allowance           $206,593       $ 411,915    $      -          $       -        $618,508
                                           ========       =========    ========          =========        ========

Year ended December 31, 1994:
-----------------------------

   Allowance for doubtful accounts         $213,607       $ 532,344    $      -          $(422,179)(2)    $323,772
                                           ========       =========    ========          =========        ========

   Inventory valuation allowance           $154,185       $  52,408    $      -          $       -        $206,593
                                           ========       =========    ========          =========        ========

Year ended December 31, 1993:
-----------------------------

   Allowance for doubtful accounts         $135,105       $ 228,814    $      -          $(150,312)(2)    $213,607
                                           ========       =========    ========          =========        ========

   Inventory valuation allowance           $ 51,890       $ 102,295    $      -          $       -        $154,185
                                           ========       =========    ========          =========        ========



Notes

(1)  Balances recorded from business combinations during 1995.

(2)  Balances written off.

                                EXHIBIT INDEX
                                -------------

Exhibits                   Description
--------                   -----------
 3.1          Certificate of Incorporation of the Company

 3.2          Bylaws of the Company

10.1          Loan Agreement, dated as of July 20, 1992, between the Company, CCTV Source International, Inc. and Loss
              Prevention Electronics Corporation and Petrus Fund, L.P. (filed as Exhibit 3 to the Company's Current
              Report on Form 8-K dated June 15, 1992)

10.2          Financing and Security Agreement, dated as of September 24, 1993, by and among NationsBank of Texas, N.A., the Company, Loss Prevention Electronics Corporation, CCTV Source International, Inc., and Dental Vision
              Direct, Inc. (with Guaranty by Individual executed by George K. Broady, for the benefit of NationsBank of
              Texas, N.A.) filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 4, 1993)

10.3          First Amendment to Loan Agreement, dated as of October 4, 1993, between the Company, CCTV Source
              International, Inc. and Loss Prevention Electronics Corporation, and Petrus Fund, L.P. (with related
              Restated Revolving Credit Note) (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated
              October 4, 1993)

10.4          Warrant Purchase Agreement, dated as of July 20, 1992, between the Registrant, George K. Broady and Petrus
              Fund, L.P. (filed as Exhibit 4 to the Registrant's Current Report on Form 8-K dated June 15, 1992)

10.5          Security Agreement, dated as of October 4, 1993, between Exxis Technologies, Inc. and Petrus Fund L.P.
              (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 4, 1993)

10.6          Security Agreement, dated as of October 4, 1993, between Dental Vision Direct, Inc. and Petrus Fund L.P.
              (filed as Exhibit 10.5 to the Company' Current Report on Form 8-K dated October 4, 1993)

10.7          Ultrak, Inc. 1988 Non-Qualified Stock Option Agreement (filed as Exhibit 10.16 to the Company's
              Registration Statement on Form S-1, Registration No. 55-3-31110)

10.8          Amendment No. 2 to Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (filed as Exhibit 10 to the Company's
              Current Report on Form 8-K dated December 28, 1993)

10.9          Second Amendment to Warrant Purchase Agreement, dated as of October 4, 1993, between the Company, George
              K. Broady and Petrus Fund, L.P. (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated
              October 4, 1993)

10.10         First Amendment to Financing and Security Agreement, dated effective October 31, 1994, by and among
              NationsBank of Texas, N.A., Ultrak, Inc., Loss Prevention Electronics Corporation, CCTV Source
              International, Inc. and Dental Vision Direct, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 14, 1994)

10.11         Second Amendment to Loan Agreement, executed November 11, 1994 to be effective as of October 4, 1994, by and between Ultrak, Inc. and Petrus Fund L.P. (filed as Exhibit 10.2 to the Company's Current Report on
              Form 8-K dated November 14, 1994)

10.12         Third Amendment to Warrant Purchase Agreement, executed November 11, 1994 to be effective as of October 4,
              1994, by and among Ultrak, Inc., George K. Broady and Petrus Fund, L.P. (filed as Exhibit 10.3 to the
              Company's Current Report on Form 8-K dated November 14, 1994)

10.13         Letter Agreement among Ultrak, Risheg and JAK Pacific Warranty and Repair Services, Inc. ("JAK") regarding
              Ultrak's purchase and option to purchase JAK's common stock, dated as of April 5, 1994

10.14         Second Amendment to Financing and Security Agreement, dated as of February 9, 1995, by and among
              NationsBank of Texas, N.A., Ultrak, Inc., Loss Prevention Electronics Corporation, CCTV Source
              International, Inc. and Dental Vision Direct, Inc.

10.15         Agreement and Plan of Reorganization, dated as of April 28, 1995, by and among Diamond Electronics, Inc., the shareholders of Diamond signing the Agreement, Ultrak, Inc. and Diamond Purchasing Corp. (filed as
              Annex A to the Company's Form S-4 dated June 28, 1995)

10.16         Third Amendment to Financing and Security Agreement, dated effective as of July 18, 1995, by and among
              NationsBank of Texas, N.A., Ultrak, Inc., Dental Vision Direct, Inc., Exxis Technologies, Inc., JAK
              Pacific Video Warranty and Repair Services, Inc. and Diamond Electronics, Inc.

10.17         Agreement and Plan of Reorganization, dated as of August 1, 1995, by and among BLC & Associates, Inc.,
              (doing business as G.P.S. Standard U.S.A.), Mathiew Bais, Commodore Investments, Ltd., Ultrak, Inc. and
              GPS Acquisition Corp. (filed as Exhibit 1.01 to the Company's Form S-4 dated October 20, 1995)

10.18         Fourth Amendment to Financing and Security Agreement, dated effective as of December 29, 1995, by and among NationsBank of Texas, N.A., Ultrak, Inc., Dental Vision Direct, Inc., Diamond Electronics, Inc., JAK
              Pacific Video Warranty and Repair Services, Inc. and Ultrak Operating, L.P.

10.19         Agreement and Plan of Merger, dated effective as of December 29, 1995, by and among Exxis Technologies,
              Inc. and Ultrak, Inc.

10.20         Agreement and Plan of Merger, dated effective as of December 29, 1995, between Ultrak, Inc. (Colorado) and
              Ultrak, Inc. (Delaware)

10.21         Employment agreement between Ultrak, Inc. and James D. Pritchett dated May 25, 1995

10.22         Employment agreement between Ultrak, Inc. and Tim D. Torno dated May 25, 1995

11.1          Computation of Per Share Data

21.1          List of subsidiaries

27            Financial Data Schedule