Form 10-Q
period 1996-03-31
ULTRAK INC
filed 1996-04-26
CIK 318259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 MARCH 31, 1996

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 0-9463

                                  ULTRAK, INC.

           (Exact name of registrant as specified in its charter)


             Delaware                                          75-2626358
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1220 Champion Circle, Suite 100,
Carrollton, Texas                                                   75006
(Address of principal executive offices)                          (Zip Code)

                                 (214) 280-9675
              (Registrant's telephone number, including area code)


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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1996: 7,327,500 shares of $.01 par value common stock.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1996

                                     INDEX




Part I:  Financial Information                                               Page No.
         ---------------------                                               --------
  Consolidated Balance Sheets                                                    3

  Consolidated Statements of Income                                              4

  Consolidated Statements of Cash Flows                                          5

  Notes to Consolidated Financial Statements                                     6

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                                  8



Part II:  Other Information                                                      10
          -----------------


Signatures                                                                       11


                         ULTRAK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                         MARCH 31,           DECEMBER 31,
                                                                                  1996                 1995
                                                                               (Unaudited)
                                                                           ------------------     ----------------
Current Assets:
    Cash                                                                  $        1,175,931           1,306,482
    Trade Accounts Receivable, net                                                16,836,399          15,619,459
    Notes Receivable                                                                 620,097             288,968
    Inventories, net                                                              23,193,274          21,293,216
    Advances for Inventory Purchases                                               6,160,601           5,038,951
    Prepaid Expenses and Other Current Assets                                        586,238             313,460
    Deferred Income Taxes                                                            943,046             943,046
                                                                          ------------------      --------------
        Total Current Assets                                                      49,515,586          44,803,582
                                                                          ------------------      --------------
Property, Plant and Equipment, net                                                 4,046,338           4,117,899
Goodwill, net                                                                      2,438,830           2,470,839
Notes Receivable, Noncurrent                                                         875,901           1,152,048
Other Assets                                                                         403,223             410,427
                                                                          ------------------      --------------
        Total Assets                                                      $       57,279,878          52,954,795
                                                                          ==================      ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                $        9,050,547           6,988,550
    Current Portion of Long-Term Debt                                                180,960             180,960

    Notes Payable                                                                 26,135,151          24,301,147
    Accrued Expenses                                                               1,083,254           1,613,925
    Federal and State Income Taxes Payable                                           562,933             954,716
    Other Current Liabilities                                                      1,285,021             884,410
                                                                          ------------------      --------------
        Total Current Liabilities                                                 38,297,866          34,923,708
                                                                          ------------------      --------------
Long-Term Debt                                                                     1,490,798           1,534,548

Stockholders' Equity:

    Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                           976,755             976,755
    Common Stock, $.01 par value; 20,000,000 shares authorized;
        7,327,500 and 7,326,935 shares issued and outstanding at
        March 31, 1996 and December 31, 1995, respectively                            73,275              73,269
    Additional Paid-in Capital                                                    11,518,795          11,518,801
    Less: Treasury Stock, at cost, 35,000 shares at March 31, 1996                  (246,067)                  0
    Retained Earnings                                                              5,168,456           3,927,714
                                                                          ------------------      --------------
        Total Stockholders' Equity                                                17,491,214          16,496,539
                                                                          ------------------      --------------

        Total Liabilities and Stockholders' Equity                        $       57,279,878          52,954,795
                                                                          ==================      ==============

The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                   THREE MONTHS       THREE MONTHS
                                                      ENDED               ENDED
                                                  MARCH 31,1996       MARCH 31,1995
                                                ---------------     -----------------
Net sales                                       $    29,674,027           21,829,162
Cost of sales                                        21,244,887           16,507,084
                                                ---------------     ----------------
        Gross profit                                  8,429,140            5,322,078


Other operating costs:
    Marketing and sales                               4,171,735            2,702,955
    General and Administrative                        1,710,573            1,010,457
                                                ---------------     ----------------
                                                      5,882,308            3,713,412
                                                ---------------     ----------------

        Operating profit                              2,546,832            1,608,666

Other expense (income):
   Interest expense                                     565,026              396,829

   Other, net                                            25,144              (19,555)
                                                ---------------     ----------------
                                                        590,170              377,274
                                                ---------------     ----------------

Income before income taxes                            1,956,662            1,231,392


       Income taxes                                     686,618              449,459
                                                ---------------     ----------------
NET INCOME                                            1,270,044              781,933


Dividend Requirements on
Preferred Stock                                         (29,302)             (29,302)
                                                ---------------     ----------------
Net Income Allocable to

Common Stockholders                             $     1,240,742              752,631
                                                ===============     ================
Net Income Per Common Share                     $           .16     $            .11
                                                ===============     ================

Number of Common Shares
Used in Computations                                  7,635,659            6,821,027
                                                ===============     ================

The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Unaudited)                                   THREE MONTHS             THREE MONTHS
                                                                               ENDED                    ENDED
                                                                           MARCH 31,1996            MARCH 31,1995
                                                                       --------------------      ------------------
Cash flows from operating activities:
   Net income                                                          $       1,270,044                781,933
   Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization                                            264,167                137,957
        Provision for losses on accounts receivable                               86,334                 28,450
        Provision for inventory obsolescence                                     163,263                 98,219
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                     (1,634,403)              (442,590)
            Inventory                                                         (2,063,321)            (1,247,075)
            Advances for inventory purchases                                  (1,121,650)             1,596,897
            Prepaid expenses and other current assets                           (272,778)              (243,553)
            Noncurrent notes and other assets                                    283,351               (129,321)
            Accounts payable                                                   2,061,997               (585,068)
            Accrued and other current liabilities                               (521,843)               (45,825)
                                                                       -----------------         --------------
                 Net cash used in operating activities                        (1,484,839)               (49,976)
                                                                       -----------------         --------------
Cash flows from investing activities:
      Purchases of property and equipment                                       (160,597)              (200,967)
      Acquisitions, net of cash acquired                                               0                      0
                                                                       -----------------         --------------
                 Net cash used in investing activities                          (160,597)              (200,967)
                                                                       -----------------         --------------
Cash flows from financing activities:
      Net borrowings on notes payable                                          1,790,254               (361,996)

      Purchase of treasury stock                                                (246,067)                     0
      Payment of preferred stock dividends                                       (29,302)               (29,302)
                                                                       -----------------         --------------
                 Net cash provided by financing activities                     1,514,885               (391,298)
                                                                       -----------------         --------------
Net decrease in cash                                                            (130,551)              (642,241)
                                                                       -----------------         --------------
Cash at beginning of the period                                                1,306,482                642,241
                                                                       -----------------         --------------
Cash at end of the period                                              $       1,175,931                      0
                                                                       =================         ==============

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

The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 1995 included in the Ultrak Annual Report on Form 10-K.

2.    Business Combinations:

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

                         ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)


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

3.    Notes Payable and Long-Term Debt:

Notes payable consists of the following as of March 31, 1996:


$20.0 million revolving line of credit from a bank, due July 31, 1997;
interest at prime plus .25% or LIBOR plus 2.50% payable monthly;
collateralized by substantially all assets                                                    $19,487,447

$7.0 million revolving line of credit from an investment company, due September 30, 1996; interest at the greater of 8.5% or prime plus 2.0%
payable monthly; collateralized by inventory                                                    6,647,704
                                                                                              -----------

                                                                                              $26,135,151
                                                                                              ===========

At March 31, 1996, the Company had unused available revolving lines of credit totaling approximately $865,000.

Long-term debt as of March 31, 1996 consists of a bank loan due on July 31, 1997 which bears interest at prime plus .25% or LIBOR plus 2.50% and is collateralized by real estate and equipment. Principal repayments of $14,583 are due monthly with $1,414,590 due upon maturity.

All of the credit facilities are guaranteed in part by the principal stockholder of the Company. The credit agreements contain certain restrictive covenants and conditions, including debt to tangible net worth ratios, current ratios and working capital ratios. At March 31, 1996, the Company was in compliance with all of its covenants with its lenders.

4.     Stock-Based Compensation:

Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", is effective for 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation under pre-existing accounting standards. The pro forma disclosures required pursuant to this election, for the three months ended March 31, 1995 and 1996 have not been presented because the effect on net income of the provisions of SFAS 123 is not material. Since the number of stock options that may be granted in the future is not predictable, the effect that SFAS 123 would have on future periods is not known.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


   Quarter ended March 31, 1996 compared to Quarter ended March 31, 1995

Results of Operations

For the quarter ended March 31, 1996, net sales were $29,674,027, an increase of $7,844,865 (36%) over the same period in 1995. This increase was due to the effect of the acquisition of Diamond (50%), increased volume of sales of existing CCTV products to most of the markets served by the Company (35%) and sales of new products introduced during 1996 (15%).


Cost of sales were $21,244,887 for the quarter ended March 31, 1996, an increase of $4,737,803 (29%) over the same period in 1995. Gross profit margins on net sales increased to 28.4% in 1996 from 24.4% in 1995. This increase was due to increased relative sales levels of Ultrak branded products by most of the selling divisions, cost reductions realized in 1996 on certain Ultrak branded products, the effect of the acquisition of Diamond (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and higher margins earned on new products introduced during 1996.

Marketing and sales expenses were $4,171,735 for the quarter ended March 31, 1996, an increase of $1,468,780 (54%) over the same period in 1995. Marketing and sales expenses for the quarter ended March 31, 1996 were 14.1% of net sales, up from 12.4% for the same period in 1995. This increase was due to the effect of acquisitions during 1995 and the effect in 1996 of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products and increased sales activity Company-wide.

General and administrative expenses were $1,710,573 for the quarter ended March 31, 1996, an increase of $700,116 (69%) over the same period in 1995. General and administrative costs for the quarter ended March 31, 1996 were 5.8% of net sales, up from 4.6% of net sales for the same period in 1995. This increase was a result of the acquisitions in 1995, increased engineering, research and development costs incurred and the hiring of additional purchasing, operations and other administrative staff to support the anticipated growth in sales.

Other expenses were $590,170 for the quarter ended March 31, 1996, an increase of $212,896 (56%) over the same period in 1995. This increase was due primarily to increased interest rates on higher levels of bank and other lender borrowings.


Liquidity and Capital Resources

The Company had a net decrease in cash for the quarter ended March 31, 1996 of approximately $131,000. Cash used in operating activities for the quarter was approximately $1,485,000, primarily consisting of increases in accounts and notes receivable, inventory and advances for inventory purchases required by the higher sales activity, offset partially by increases in trade accounts payable. Cash used in investing activities was approximately $161,000 consisting of purchases of property and equipment. Cash provided by financing activities was approximately $1,515,000 consisting of borrowings on the Company's bank and other lender revolving lines of credit, offset by the purchase of approximately $246,000 in treasury stock and the payment of preferred stock dividends.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


As of March 31, 1996, the Company had unused available revolving lines of credit totaling approximately $865,000. The Company was in compliance with its loan covenants as of March 31, 1996. Subsequent to March 31, 1996, the Company's revolving line of credit with Petrus Fund, L.P. was extended to September 30, 1996.

The Company believes that internally generated funds, available borrowings under the credit facilities, current amounts of cash and the net proceeds from the sales of a proposed stock offering will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months. The NationsBank Financing Agreement requires that the Company obtain the Lender's written consent prior to consummating an acquisition.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1996



Part II:    Other Information


  Item 1.   Legal Proceedings

            Not Applicable

  Item 2.   Changes in Securities

            Not Applicable

  Item 3.   Defaults Upon Senior Securities

            Not Applicable

  Item 4.   Submission of Matters to a Vote of Security Holders

            Not Applicable

  Item 5.   Other Information

            Not Applicable

  Item 6.   Exhibits and Reports on Form 8-K

            (a)    Exhibits filed with this report:

            Exhibit 10.1: Third Amendment to Loan Agreement, executed January 11, 1996 to be effective December 29, 1995, by and among Ultrak, Inc., Ultrak Operating, L.P. and Petrus Fund, L.P.

            Exhibit 10.2: Fourth Amendment to Loan Agreement, dated as of April 4, 1996, by and among Ultrak, Inc., Ultrak Operating, L.P. and Petrus Fund, L.P.

            Exhibit 10.3: Fourth Amendment to Warrant Purchase Agreement, dated as of April 4, 1996, by and among Ultrak, Inc., George K. Broady and Petrus Fund, L.P.

            Exhibit 11.1: Computation of Per Share Income for the three months ended March 31, 1996.

            Exhibit 27: Financial Data Schedule.

            (b)    Reports on Form 8-K.

            No Form 8-Ks were filed during the quarter ended March 31, 1996.

                         ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ULTRAK, INC.
                                         (Registrant)


Date: April 25, 1996                     By:
                                             -----------------------------------
                                             Tim D. Torno
                                             Principal Financial and Accounting
                                             Officer

                                 EXHIBIT INDEX



Exhibit
  No.            Description
- -------          -----------
Exhibit 10.1     Third Amendment to Loan Agreement, executed January 11, 1996 to be effective December 29, 1995, by and among Ultrak, Inc., Ultrak Operating, L.P. and Petrus Fund, L.P.

Exhibit 10.2     Fourth Amendment to Loan Agreement, dated as of April 4, 1996, by and among Ultrak, Inc., Ultrak
                 Operating, L.P. and Petrus Fund, L.P.

Exhibit 10.3     Fourth Amendment to Warrant Purchase Agreement, dated as of April 4, 1996, by and among Ultrak, Inc.,
                 George K. Broady and Petrus Fund, L.P.

Exhibit 11.1     Computation of Per Share Income for the three months ended March 31, 1996.

Exhibit 27       Financial Data Schedule.
