Form 10-Q
period 1996-06-30
ULTRAK INC
filed 1996-08-12
CIK 318259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 JUNE 30, 1996

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

                                                            Yes  X     No
                                                               -----     -----
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1996: 10,326,276 shares of $.01 par value common stock.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1996

                                     INDEX




Part I:  Financial Information                         Page No.
         ---------------------                         --------
  Consolidated Balance Sheets                              3

  Consolidated Statements of Income                        4

  Consolidated Statements of Cash Flows                    5

  Notes to Consolidated Financial Statements               6

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations            9



Part II:  Other Information                                11
          -----------------



Signatures                                                 12

                        ULTRAK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS                                              JUNE 30,          DECEMBER 31,
                                                                                         1996                1995
                                                                                      (Unaudited)
                                                                                      -----------        ------------
Current Assets:
    Cash and Cash Equivalents                                                         $16,627,364          1,306,482
    Trade Accounts Receivable, net                                                     17,376,018         15,619,459
    Notes Receivable                                                                      288,234            288,968
    Inventories, net                                                                   23,211,343         21,293,216
    Advances for Inventory Purchases                                                    5,737,261          5,038,951
    Prepaid Expenses and Other Current Assets                                             689,480            313,460
    Deferred Income Taxes                                                                 875,292            943,046
                                                                                      -----------         ----------
        Total Current Assets                                                           64,804,992         44,803,582
                                                                                      -----------         ----------

Property, Plant and Equipment, net                                                      4,122,825          4,117,899

Goodwill, net                                                                           2,854,462          2,470,839

Notes Receivable, Noncurrent                                                              875,000          1,152,048

Other Assets                                                                              382,511            410,427
                                                                                      -----------         ----------
        Total Assets                                                                  $73,039,790         52,954,795
                                                                                      ===========         ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                            $ 5,829,329          6,988,550
    Current Portion of Long-Term Debt                                                      23,841            180,960

    Notes Payable                                                                         806,303         24,301,147
    Accrued Expenses                                                                    1,455,973          1,613,925
    Federal and State Income Taxes Payable                                                419,499            954,716
    Other Current Liabilities                                                             857,750            884,410
                                                                                      -----------         ----------
        Total Current Liabilities                                                       9,392,695         34,923,708
                                                                                      -----------         ----------
Long-Term Debt                                                                                  0          1,534,548

Stockholders' Equity:

    Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
     authorized, issued and outstanding                                                   976,755            976,755
    Common Stock, $.01 par value; 20,000,000 shares authorized;
        10,326,276 and 7,326,935 shares issued and outstanding at
        June 30, 1996 and December 31, 1995, respectively                                 103,263             73,269
    Additional Paid-in Capital                                                         56,139,009         11,518,801
    Less: Treasury Stock, at cost, 35,000 common stock shares                           (246,067)                  0
    Retained Earnings                                                                   6,674,135          3,927,714
                                                                                      -----------         ----------
        Total Stockholders' Equity                                                     63,647,095         16,496,539
                                                                                      -----------         ----------
        Total Liabilities and Stockholders' Equity                                    $73,039,790         52,954,795
                                                                                      ===========         ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        ULTRAK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)



                                           THREE MONTHS        THREE MONTHS        SIX MONTHS          SIX MONTHS
                                               ENDED              ENDED               ENDED              ENDED
                                           JUNE 30,1996        JUNE 30,1995        JUNE 30,1996       JUNE 30,1995
                                           ------------        ------------        ------------       ------------
Net sales                                   $31,766,442         22,305,871           61,440,469         44,135,033
Cost of sales                                22,642,714         16,983,013           43,887,601         33,490,097
                                            -----------         ----------           ----------         ----------
        Gross profit                          9,123,728          5,322,858           17,552,868         10,644,936
        Gross profit %                            28.72%             23.86%               28.57%             24.12%
Other operating costs:
    Marketing and sales                       4,510,790          2,990,055            8,682,525          5,693,010
    General and Administrative                1,900,886          1,167,093            3,611,459          2,177,550
                                            -----------         ----------           ----------         ----------
                                              6,411,676          4,157,148           12,293,984          7,870,560
                                            -----------         ----------           ----------         ----------
        Operating profit                      2,712,052          1,165,710            5,258,884          2,774,376

Other expense (income):

   Interest expense                             321,777            414,654              886,803            811,483
   Other, net                                    25,132            (11,988)              50,276            (31,543)
                                            -----------         ----------           ----------         ----------
                                                346,909            402,666              937,079            779,940
                                            -----------         ----------           ----------         ----------


Income before income taxes                    2,365,143            763,044            4,321,805          1,994,436

       Income taxes                             830,156            277,300            1,516,774            726,759
                                            -----------         ----------           ----------         ----------

NET INCOME                                    1,534,987            485,744            2,805,031          1,267,677


Dividend Requirements on
Preferred Stock                                 (29,302)           (29,302)             (58,604)           (58,604)
                                            -----------         ----------           ----------         ----------


Net Income Allocable to
Common Stockholders                         $ 1,505,685            456,442            2,746,427          1,209,073
                                            ===========         ==========           ==========         ==========

Net Income Per Common Share                        $.17               $.07                 $.33               $.18
                                            ===========         ==========           ==========         ==========

Number of Common Shares
Used in Computations                        $ 8,809,734          6,905,475            8,247,774          6,863,251
                                            ===========         ==========            =========          =========


The accompanying notes are an integral part of the consolidated financial statements.

                    ULTRAK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Unaudited)                                     SIX MONTHS             SIX MONTHS
                                                                                ENDED                  ENDED
                                                                            JUNE 30,1996           JUNE 30,1995
                                                                            ------------           ------------
Cash flows from operating activities:
   Net income                                                                $ 2,805,031              1,267,677
   Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization                                            557,177                285,458
        Provision for losses on accounts receivable                              168,554                 46,788
        Provision for inventory obsolescence                                     311,326                194,456
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                     (1,924,379)              (662,298)
            Inventory                                                         (2,229,453)            (1,319,719)
            Advances for inventory purchases                                    (698,310)             1,719,471
            Prepaid expenses and other current assets                           (308,266)              (523,143)
            Noncurrent notes and other assets                                   (142,802)              (361,616)
            Accounts payable                                                  (1,159,221)              (864,502)
            Accrued and other current liabilities                               (719,829)              (279,327)
                                                                             -----------              ---------

                 Net cash used in operating activities                        (3,340,172)              (496,755)
                                                                             -----------              ---------

Cash flows from investing activities:
      Purchases of property and equipment                                       (497,965)              (404,729)
      Acquisitions, net of cash acquired                                               0                      0
                                                                             -----------              ---------

                 Net cash used in investing activities                          (497,965)              (404,729)
                                                                             -----------              ---------

Cash flows from financing activities:
      Net borrowings (repayment) on notes payable                            (25,186,511)               304,361
      Issuance of common stock, net of issuance costs                         44,650,202                 13,486
      Purchase of treasury stock                                                (246,068)                     0
      Payment of preferred stock dividends                                       (58,604)               (58,604)
                                                                             -----------              ---------
                 Net cash provided by financing activities                    19,159,019                259,243
                                                                             -----------              ---------
Net increase (decrease) in cash and cash equivalents                          15,320,882               (642,241)
                                                                             -----------              ---------
Cash and cash equivalents at beginning of the period                           1,306,482                642,241
                                                                             -----------              ---------
Cash and cash equivalents at end of the period                               $16,627,364                      0
                                                                             ===========              =========


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

3.    Notes Payable and Long-Term Debt:

As of June 30, 1996, note payable consists of a $20.0 million revolving line of credit from a bank due on July 31, 1997 with interest at prime plus .25% or LIBOR plus 2.50% payable monthly. The note is collateralized by substantially all assets.

As of June 30, 1996, the Company had unused available revolving lines of credit totaling approximately $19.2 million.

On July 26, 1996, the Company entered into a new three year credit facility with a bank. The new credit facility provides up to $20 million in revolving credit with interest at prime minus .25% or LIBOR plus .75% payable quarterly. The new note is collateralized by substantially all assets. The new credit agreement contains certain restrictive covenants and conditions, including debt to cash flow, tangible net worth and fixed charge coverage ratios.

As of August 12, 1996, the Company was in compliance with all of its covenants with its lender.

4.   Stockholder's Equity

On May 30, 1996, the Company sold 2,990,000 shares of it's common stock, including 137,563 shares by certain stockholders, in a secondary offering. The net proceeds of the offering were approximately $44.6 million of which approximately $27.8 million was used to repay notes payable outstanding at the time.

                         ULTRAK, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                  (Unaudited)



5.   Stock-Based Compensation

Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", is effective for 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation under preexisting accounting standards. The pro forma disclosures required pursuant to this election for the three and six months ended June 30, 1996 and 1995 have not been presented because the effect on net income of the provisions of SFAS 123 is not material. Since the number of stock options that may be granted in the future is not predictable, the effect that SFAS 123 would have on future periods is not known.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       For the Three and Six Months ended June 30, 1996 compared to the
                    Three and Six Months ended June 30, 1995

Results of Operations

For the three and six months ended June 30, 1996, net sales increased $9,460,571 (42%) and $17,305,436 (39%), respectively, over the same periods in 1995. This increase for the six months ended June 30, 1996 was due to the effect of the acquisition of Diamond (46%), increased volume of sales of existing CCTV products to most of the markets served by the Company (35%) and sales of new products introduced during 1996 (19%).

For the three and six months ended June 30, 1996, cost of sales increased $5,659,701 (33%) and $10,397,504 (31%), respectively, over the same periods in 1995. Gross profit margins on net sales increased to 28.72% for the three months ended June 30, 1996 from 23.86% for the same period in 1995. Gross margins increased to 28.57% for the six months ended June 30, 1996 from 24.12% for the same period in 1995. These increases were due to increased relative sales levels of Ultrak branded products by most of the selling divisions, cost reductions realized in 1996 on certain Ultrak branded products, the effect of the acquisition of Diamond (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and higher margins earned on new products introduced during 1996.

For the three and six months ended June 30, 1996, marketing and sales expenses increased $1,520,735 (51%) and $2,989,515 (53%), respectively, over the same periods in 1995. Marketing and sales expenses for the three months ended June 30, 1996 were 14.2% of net sales, up from 13.4% for the same period in 1995. Marketing and sales expenses for the six months ended June 30, 1996 were 14.1% of net sales, up from 12.9% for the same period in 1995. These increases were due to the effect of acquisitions during 1995 and the effect in 1996 of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products and increased sales activity Company-wide.

For the three and six months ended June 30, 1996, general and administrative increased $733,793 (63%) and $1,433,909 (66%), respectively, over the same periods in 1995. General and administrative costs for the three months ended June 30, 1996 were 5.9% of net sales, up from 5.2% of net sales for the same period in 1995. General and administrative costs for the six months ended June 30, 1996 were 5.9% of net sales, up from 4.9% of net sales for the same period in 1995. These increases were a result of the acquisitions in 1995, increased engineering, research and development costs incurred and the hiring of additional purchasing, operations and other administrative staff to support the anticipated growth in sales.

For the three months ended June 30, 1996, other expenses decreased $55,757 (14%) from the same period in 1995. This decrease was due primarily to lower interest expense resulting from the payoff of bank and other lender borrowings in early June. For the six months ended June 30, 1996, other expenses increased $157,139 (20%) over the same period in 1995. This increase was due primarily to increased interest rates on higher levels of bank and other lender borrowings for the first five months of 1996.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net increase in cash for the six months ended June 30, 1996 of approximately $15.3 million. Cash used in operating activities for the period was approximately $3.3 million, primarily consisting of increases in accounts and notes receivable, inventory and advances for inventory purchases required by the higher sales activity, and decreases in trade accounts payable arising from the Company's decision to actively pursue taking of trade discounts. Cash used in investing activities was approximately $498,000 consisting of purchases of property and equipment. Cash provided by financing activities was approximately $19.1 million consisting of net proceeds from the sale of the Company's common stock in a secondary offering, offset by repayment of borrowings on bank and other lender revolving lines of credit, purchase of approximately $246,000 in treasury stock and payment of preferred stock dividends.

As of June 30, 1996, the Company had unused available revolving lines of credit totaling approximately $19.2 million. The Company was in compliance with all of its covenants with its lender as of August 12, 1996.

The Company believes that internally generated funds, available borrowings under the new credit facility, current amounts of cash and the net proceeds from the stock offering will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1996



Part II:    Other Information


  Item 1.   Legal Proceedings

            Not Applicable

  Item 2.   Changes in Securities

            Not Applicable

  Item 3.   Defaults Upon Senior Securities

            Not Applicable

  Item 4.   Submission of Matters to a Vote of Security Holders

            The annual meeting of shareholders was held on May 20, 1996.
  During the meeting, a majority of shareholders elected five directors to serve until the next annual meeting of shareholders and approved the selection of Grant Thornton LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ending December 31, 1996.

  Item 5.   Other Information

            On July 26, 1996, the Company entered into a new three year credit facility with a bank. The new credit facility provides up to $20 million in revolving credit with interest at prime minus .25% or LIBOR plus .75% payable quarterly. The new note is collateralized by substantially all assets. The new credit agreement contains certain restrictive covenants and conditions, including debt to cash flow, tangible net worth and fixed charge coverage ratios.

  Item 6.   Exhibits and Reports on Form 8-K

            (a)    Exhibits filed with this report:

            Exhibit 10.1: Loan and Security Agreement, dated July 26, 1996 between NationsBank of Texas, N.A. and Ultrak, Inc., Ultrak Operating, L.P., Dental Vision Direct, Inc., Diamond
            Electronics, Inc. and JAK Pacific Video Warranty and Repair Services, Inc.

            Exhibit 11.1: Computation of Per Share Income for the three and six months ended June 30, 1996.

            Exhibit 27:   Financial Data Schedule

            (b)    Reports on Form 8-K.

            No Form 8-Ks were filed during the quarter ended June 30, 1996.

                         ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ULTRAK, INC.
                                         (Registrant)


Date: August 12, 1996                     By: /s/ TIM D. TORNO
                                            ------------------------
                                             Tim D. Torno
                                             Principal Financial and
                                             Accounting Officer

                                 EXHIBIT INDEX

Exhibit 10.1     Loan and Security Agreement Between NationsBank and ULTRAK

Exhibit 11.1     Computation of Per Share Income Ending June 30, 1996

Exhibit 27.1     Financial Data Schedule