Form 10-Q
period 1996-09-30
ULTRAK INC
filed 1996-10-21
CIK 318259

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                              SEPTEMBER 30, 1996

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

                                (972) 280-9675
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes  X       No
                                                             ----        ----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1996: 10,623,831 shares of $.01 par value common stock.

                         ULTRAK, INC. AND SUBSIDIARIES

                       QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX




   Part I:  Financial Information                                     Page No.
            ---------------------                                     --------

       Consolidated Balance Sheets                                       3

       Consolidated Statements of Income                                 4

       Consolidated Statements of Cash Flows                             5

       Notes to Consolidated Financial Statements                        6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    10



   Part II:  Other Information                                          13
             -----------------


   Signatures                                                           14

                      ULTRAK, INC. and SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                ASSETS                                        SEPTEMBER 30,       DECEMBER 31,
                                                                                  1996                1995
                                                                              (UNAUDITED)
                                                                              -----------          ----------
Current Assets:
    Cash and Cash Equivalents                                                 $ 1,598,342           1,306,482
    Trade Acounts Receivable, net                                              21,502,704          15,619,459
    Notes Receivable                                                              324,400             288,968
    Inventories, net                                                           28,057,323          21,293,216
    Advances for Inventory Purchases                                            6,189,368           5,038,951
    Prepaid Expenses and Other Current Assets                                   1,977,028             313,460
    Deferred Income Taxes                                                       1,069,347             943,046
                                                                              -----------          ----------
        Total Current Assets                                                   60,718,512          44,803,582
                                                                              -----------          ----------

Property, Plant and Equipment, net                                              4,756,296           4,117,899

Goodwill, net                                                                  22,561,730           2,470,839

Notes Receivable, Noncurrent                                                      886,000           1,152,048

Other Assets                                                                    3,296,469             410,427
                                                                              -----------          ----------

        Total Assets                                                          $92,219,007          52,954,795
                                                                              ===========          ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                    $ 6,254,240           6,988,550
    Current Portion of Long-Term Debt                                              23,841             180,960
    Notes Payable                                                               4,000,000          24,301,147
    Accrued Expenses                                                            3,329,561           1,613,925
    Federal and State Income Taxes Payable                                        724,090             954,716
    Other Current Liabilities                                                   2,541,535             884,410
                                                                              -----------          ----------
        Total Current Liabilities                                              16,873,267          34,923,708
                                                                              -----------          ----------

Long term Debt                                                                          0           1,534,548

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                        976,755             976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        10,623,831 and 7,326,935 shares issued and outstanding at
        September 30, 1996 and December 31, 1995, respectively                    106,238              73,269
   Additional Paid-in Capital                                                  63,384,098          11,518,801
   Common stock to be issued                                                    2,150,000                   0
   Less: Treasury Stock, at cost, 35,000 common shares                           (246,068)                  0
   Retained Earnings                                                            8,974,717           3,927,714
                                                                              -----------          ----------
        Total Stockholders' Equity                                             75,345,740          16,496,539
                                                                              -----------          ----------

        Total Liabilities and Stockholders' Equity                            $92,219,007          52,954,795
                                                                              ===========          ==========


The accompanying notes are an integral part of the consolidated financial statements.

                        ULTRAK, INC. and SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)



                                             THREE MONTHS     THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                ENDED            ENDED           ENDED           ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                 1996             1995            1996            1995
                                             -------------    -------------   -------------   -------------
Net sales                                    $35,151,344       28,429,494      96,591,813      72,564,527
Cost of sales                                 24,075,309       21,620,440      67,962,910      55,110,537
                                             -----------       ----------      ----------      ----------

        Gross profit                          11,076,035        6,809,054      28,628,903      17,453,990
        Gross profit %                             31.51%           23.95%          29.64%          24.05%

Other operating costs:
    Marketing and sales                        4,716,657        3,789,756      13,399,182       9,482,766
    General and Administrative                 2,773,072        1,412,620       6,384,531       3,590,170
                                             -----------       ----------      ----------      ----------
                                               7,489,729        5,202,376      19,783,713      13,072,936
                                             -----------       ----------      ----------      ----------

        Operating profits                      3,586,306        1,606,678       8,845,190       4,381,054

Other expense (income):
   Interest expense (income)                    (104,287)         492,691         782,516       1,304,174
   Minority interest                              97,564                0          97,564               0
   Other, net                                      6,340            9,592          56,616         (21,951)
                                             -----------       ----------      ----------      ----------
                                                    (383)         502,283         936,696       1,282,223
                                             -----------       ----------      ----------      ----------

Income before income taxes                     3,586,689        1,104,395       7,908,494       3,098,831

       Income taxes                            1,256,805          421,233       2,773,579       1,147,992
                                             -----------       ----------      ----------      ----------

NET INCOME                                     2,329,884          683,162       5,134,915       1,950,839

Dividend Requirements on
Preferred Stock                                  (29,302)         (29,302)        (87,908)        (87,908)
                                             -----------       ----------      ----------      ----------

Net Income Allocable to
Common Stockholders                          $ 2,300,582          653,860       5,047,007       1,862,931
                                             ===========       ==========      ==========      ==========

Income per Share:
     Primary                                 $       .21       $      .09      $      .55      $      .26
                                             ===========       ==========      ==========      ==========

     Assuming Full Dilution                  $       .20       $      .09      $      .54      $      .26
                                             ===========       ==========      ==========      ==========

Number of Common Shares
Used in Computations:
     Primary                                  10,926,586        7,448,066       9,131,371       7,089,211
                                             ===========       ==========      ==========      ==========

     Assuming Full Dilution                   11,365,974        7,855,047       9,591,141       7,496,192
                                             ===========       ==========      ==========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                       ULTRAK, INC. and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                        NINE MONTHS        NINE MONTHS
                                                                           ENDED              ENDED
                                                                       SEPTEMBER 30,       SEPTEMBER 30,
                                                                           1996               1995
                                                                       -------------       -------------
Cash flows from operating activities:
   Net income                                                          $  5,134,915        1,950,839
   Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization                                       913,828          439,602
        Provision for losses on accounts receivable                         172,950           48,065
        Provision for inventory obsolescene                                (107,557)         303,156
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                (3,670,675)      (3,280,582)
            Inventory                                                    (2,890,108)      (3,304,449)
            Advances for inventory purchases                             (1,150,417)       1,158,842
            Prepaid expenses and other current assets                    (1,594,724)        (516,418)
            Noncurrent notes and other assets                            (3,239,550)        (700,205)
            Accounts payable                                             (3,003,544)        (327,213)
            Accrued and other current liabilities                           501,845           83,878
                                                                       ------------       ----------

                 Net cash used in operating activities                   (8,933,037)      (4,144,485)
                                                                       ------------       ----------

Cash flows from investing activities:
      Purchases of property and equipment                                (1,021,173)        (740,698)
      Acquisitions, net of cash acquired                                (12,055,843)         371,278
                                                                       ------------       ----------

                 Net cash used in investing activities                  (13,077,016)        (369,420)
                                                                       ------------       ----------

Cash flows from financing activities:
      Net borrowings on notes payable                                   (21,992,814)       3,937,685
      Issuance of common stock, net of issuance costs                    44,628,703           21,887
      Purchase of treasury stock                                           (246,068)               0
      Payment of preferred stock dividends                                  (87,908)         (87,908)
                                                                       ------------       ----------

                 Net cash provided by financing activities               22,301,913        3,871,664
                                                                       ------------       ----------

Net increase (decrease) in cash and cash equivalents                        291,860         (642,241)
                                                                       ------------       ----------

Cash and cash equivalents at beginning of the period                      1,306,482          642,241
                                                                       ------------       ----------
Cash and cash equivalents at end of the period                         $  1,598,342                0
                                                                       ============       ==========
Supplemental cash flow information:
      Cash paid during the period for:
                 Interest                                                   836,332          832,391
                                                                       ============       ==========
                 Income taxes                                             3,110,228        1,057,848
                                                                       ============       ==========
Supplemental schedule of noncash investing and financing:
      Acquisition of businesses
                 Assets acquired                                         28,116,489        6,916,258
                 Liabilities assumed                                     -4,909,524       -4,034,067
                 Common stock issued                                     -9,419,559       -3,223,758
                                                                       ------------       ----------
                                                                         13,787,406         -341,567
                 Less: cash acquired                                      1,731,563           29,711
                                                                       ------------       ----------
                                                                         12,055,843         -371,278
                                                                       ============       ==========



The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)

   1.  Basis of Presentation:

   The accompanying unaudited interim consolidated financial statements include the accounts of Ultrak, Inc. and its subsidiaries ("Ultrak" or the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

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

                         ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)


    Diamond Electronics, Inc.:
    On July 13, 1995, the Company acquired 100% of the outstanding shares of common stock of Diamond Electronics, Inc. ("Diamond") in exchange for 600,000 registered shares of the Company's common stock valued at $3,804,000. Costs capitalized in conjunction with the acquisition were approximately $130,000. Diamond is a manufacturer of commercial video CCTV security and surveillance systems used by large retailers, and of hazardous viewing systems used by industry and municipalities. The transaction has been accounted for as a purchase, and the operations of Diamond have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 25 years by the straight-line method.

    G.P.S. Standard U.S.A.:
    Effective November 29, 1995, the Company acquired 100% of the outstanding capital stock of BLC & Associates, Inc., doing business as G.P.S. Standard U.S.A. ("GPS"), for 176,470 shares of registered common stock of the Company. GPS is a manufacturer of surveillance camera housings, pan and tilt devices, matrix switchers and other advanced software driven camera control systems. The transaction was accounted for as a pooling of interests effective December 1, 1995. Results of operations for periods prior to the date of acquisition have not been restated to reflect the combined operations due to immateriality.

   Maxpro Systems Pty, Ltd.:
   Effective July 1, 1996, the Company acquired 75% of the outstanding capital stock from the founders and current management of Maxpro Systems Pty, Ltd. (Maxpro), a Perth, Australia based privately held company, for approximately $8.2 million in cash and a deferred payment payable in Common Stock with a minimum value of $900,000 payable over a two year period.

   Maxpro is a manufacturer of a computer controlled matrix video switching system that is coupled to a computer controlled alarm input and output network used primarily in casinos, airports, mines, nuclear power plants, prisons and other large closed circuit television applications. The transaction has been accounted for as a purchase and the operations of Maxpro have been included in the Company's consolidated statement of income since the date of acquisition. Goodwill is being amortized over 25 years using the straight line method.

                         ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)

   Lenel Systems International, Inc.:
   On September 6, 1996, the Company purchased approximately 24% of the outstanding common stock of Lenel Systems International, Inc. ("Lenel") for $2.6 million in cash. Lenel is a privately-held software company specializing in security access control products based in Fairport, New York. Additionally, the Company received a warrant that enables the Company to increase it's ownership in Lenel and signed a world-wide reseller agreement with Lenel. The Company has the right of first refusal with respect to the common stock of Lenel's founders and has the right to designate one director of Lenel. The Company's share of Lenel's operations are reflected in operations since the date of acquisition.

   Groupe Bisset, S.A.:
   On September 26, 1996, the Company acquired 100% of the outstanding share capital of Groupe Bisset, S.A. ("Bisset"), a Paris, France based privately-held company, for $5.0 million in cash and 289,855 shares of restricted common stock, $2.5 million in deferred consideration payable one half in cash and one half in restricted common stock and up to an additional $2.5 million payable one half in cash and one half in restricted common stock if certain net income levels are attained by Bisset over a one-year period beginning July 1, 1996.

   Bisset is one of France's largest distributors of CCTV and professional audio products. The transaction has been accounted for as a purchase and the operations of Bisset will be included in the Company's consolidated statement of income beginning October 1, 1996. Goodwill will be amortized over 25 years using the straight line method.

   The following unaudited pro forma information for 1996 and 1995 presents a summary of consolidated results of operations of the Company as if the acquisitions of Diamond, Maxpro and Bisset had occurred at the beginning of the respective periods presented, giving effect to the amortization of goodwill and certain other adjustments (in thousands):

                                     Three Months            Nine Months
                                        Ended                   Ended
                                     September 30,           September 30,
                                    1996       1995        1996        1995
                                  -----------------      -------------------
   Net sales                      $38,834    34,900      $110,383     98,258
   Net income                       2,317     1,051         4,976      3,272
                                  =======    ======      ========     ======
   Net income per share           $  0.20      0.12      $   0.47       0.37
                                  =======    ======      ========     ======

                         ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)

   The pro forma effect of the operations of JAK and Koyo and the investment in Lenel was not significant for the periods presented.

   3.  Notes Payable and Long-Term Debt:

   Notes payable as of September 30, 1996 is comprised of amounts outstanding under a new three year credit facility, entered into on July 26, 1996, with a bank. The credit facility initially provides up to $20 million in revolving credit with interest at prime minus 0.25% or LIBOR plus 0.75% payable quarterly. The note is collateralized by substantially all assets. The credit agreement contains certain restrictive covenants and conditions, including debt to cash flow, tangible net worth and fixed charge coverage ratios.

   4.   Stockholders' Equity

   On May 30, 1996, the Company sold 2,990,000 shares of common stock, including 137,563 shares by certain warrant holders, in a secondary offering. The net proceeds of the offering to the Company were approximately $44.6 million of which approximately $27.8 million was used to repay notes payable outstanding at the time.

   5.   Stock-Based Compensation

   Statement of Financial Accounting Standard No. 123 (SFAS 123) "Accounting for Stock-Based Compensation", is effective for 1996. As permitted by SFAS 123, the Company has elected to continue to account for stock-based compensation under preexisting accounting standards and will provide the required pro forma disclosures prescribed by SFAS 123 when complete financial statements are presented for 1996.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         For the Three Months ended September 30, 1996 compared to the
                     Three Months ended September 30, 1995

Results of Operations

For the three months ended September 30, 1996, net sales were $35,151,344, an increase of $6,721,850 (24%) over the same period in 1995. This increase for the three months ended September 30, 1996 was due to the effect of the acquisition of Maxpro, sales of new products introduced during 1996 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $24,075,309, an increase of $2,454,869 (11%) over the same period in 1995. Gross profit margins on net sales increased to 31.5% for the three months ended September 30, 1996 from 24.0% for the same period in 1995. This increase was due to increased sales levels of Ultrak-branded products, cost reductions realized in 1996 on certain Ultrak-branded products, the effect of the acquisition of Maxpro (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and higher margins earned on new products introduced during 1996.

Marketing and sales expenses were $4,716,657, an increase of $926,901 (24%) over the same period in 1995. Marketing and sales expenses for the three months ended September 30, 1996 were 13.4% of net sales, up from 13.3% for the same period in 1995. This slight increase was due to the effect of acquisitions during 1996 and the effect in 1996 of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $2,773,072, an increase of $1,360,452 (96%) over the same period in 1995. General and administrative expenses for the three months ended September 30, 1996 were 7.9% of net sales, up from 5.0% of net sales for the same period in 1995. This increase was primarily the result of (i) the acquisitions in 1996, including Maxpro, which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations, and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other expenses were ($383), a decrease of $502,666 (100%) from the same period in 1995. This decrease was due primarily to lower interest expense resulting from the repayment of bank and other lender borrowings in June 1996.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED

         For the Nine Months ended September 30, 1996 compared to the
                     Nine Months ended September 30, 1995

Results of Operations

For the nine months ended September 30, 1996, net sales were $96,591,813, an increase of $24,027,286 (33%) over the same period in 1995. This increase for the nine months ended September 30, 1996 was due to the effect of the acquisition of Diamond and Maxpro, sales of new products introduced during 1996 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $67,962,910, an increase of $12,852,373 (23%) over the same period in 1995. Gross profit margins on net sales increased to 29.6% for the nine months ended September 30, 1996 from 24.1% for the same period in 1995. This increase was due to increased sales levels of Ultrak-branded products, cost reductions realized in 1996 on certain Ultrak-branded products, the effect of the acquisitions of Diamond and Maxpro (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and higher margins earned on new products introduced during 1996.

Marketing and sales expenses were $13,399,182, an increase of $3,916,416 (41%) over the same period in 1995. Marketing and sales expenses for the nine months ended September 30, 1996 were 13.9% of net sales, up from 13.1% for the same period in 1995. This increase was due to the effect of acquisitions during 1995 and 1996 and the effect in 1996 of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $6,384,531, an increase of $2,794,361 (78%) over the same period in 1995. General and administrative expenses for the nine months ended September 30, 1996 were 6.6% of net sales, up from 4.9% of net sales for the same period in 1995. This increase was primarily the result of (i) the acquisitions in 1995 and 1996, including Diamond and Maxpro, which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other expenses were $936,696, a decrease of $345,527 (27%) from the same period in 1995. This decrease was due primarily to lower interest expense resulting from the repayment of bank and other lender borrowings in June 1996.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net increase in cash for the nine months ended September 30, 1996 of approximately $292,000. Net cash used in operating activities for the period was approximately $8.9 million, primarily consisting of increases in accounts and notes receivable, inventory and advances for inventory purchases required by the increased sales, and decreases in trade accounts payable arising from the Company's decision to actively pursue early payment for discounts. Net cash used in investing activities was approximately $13.1 million consisting of purchases of property and equipment and cash payments made for acquisitions. Net cash provided by financing activities was approximately $22.3 million consisting of net proceeds from the sale of the Company's common stock in a public offering, offset by the repayment of borrowings on bank and other lender revolving lines of credit, the purchase of approximately $246,000 in treasury stock and the payment of dividends on the Series A Preferred Stock.

On July 26, 1996, the Company entered into a three year credit facility with a bank. The credit facility initially provides up to $20 million in revolving credit with interest at prime minus 0.25% or LIBOR plus 0.75% payable quarterly. The note is collateralized by substantially all assets of the Company. The credit agreement contains certain restrictive covenants and conditions, including debt to cash flow, tangible net worth and fixed charge coverage ratios.

As of September 30, 1996, the Company had unused available revolving lines of credit under its bank facility totaling approximately $16.0 million. The Company was in compliance with all of its covenants with its lender as of October 15, 1996.

The Company believes that internally generated funds, available borrowings under the credit facilities, current amounts of cash and the net proceeds from the sale of a proposed stock offering will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                         ULTRAK, INC. AND SUBSIDIARIES

                       QUARTER ENDED SEPTEMBER 30, 1996



   Part II: Other Information


       Item 1.   Legal Proceedings

                 Not Applicable

       Item 2.   Changes in Securities

                 Not Applicable

       Item 3.   Defaults Upon Senior Securities

                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 None

       Item 5.   Other Information


       Item 6.   Exhibits and Reports on Form 8-K

                 (a)    Exhibits filed with this report:

                 Exhibit 11.1: Computation of Per Share Income for the three and nine months ended September 30, 1996

                 Exhibit 27:   Financial Data Schedule


                 (b)    Reports on Form 8-K.

                 A Form 8-K was filed on August 23, 1996 under Item 2:
                 Acquisition of Assets relative to the Company's purchase of 75% of Maxpro Systems Pty, Ltd., a Perth, Australia based privately held company.

                         ULTRAK, INC. AND SUBSIDIARIES

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ULTRAK, INC.
                               (Registrant)


Date: October 21, 1996         By: /s/ TIM D. TORNO
                                  -------------------------
                                  Tim D. Torno
                                  Principal Financial and
                                  Accounting Officer

                              INDEX TO EXHIBITS
                              -----------------

             EXHIBIT
             NUMBER                   DESCRIPTION
             ------                   -----------
              11.1            Computation of Per Share Income
                              for the three and nine months
                              ended September 30, 1996

              27              Financial Data Schedule