Form 10-K
period 1996-12-31
ULTRAK INC
filed 1997-03-21
CIK 318259

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-9463

                                  ULTRAK, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      75-2626358
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
       1220 CHAMPION CIRCLE, SUITE 100
              CARROLLTON, TEXAS                                    75006
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (972) 280-9675

        Securities registered pursuant to Section 12(b) of the Act: NONE

 Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.01
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1997 was $219,915,000. As of that date, 14,083,656 shares of the Company's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE
================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Ultrak, Inc. (the "Company" or "Ultrak") is a leading supplier of closed-circuit television ("CCTV"), access control and related products in the United States, with a growing presence in international markets. The Company designs, manufactures, markets and services CCTV, access control and related products for use in security and surveillance, industrial, mobile video, traffic management, dental and medical and other applications. Primarily by operating through highly focused selling groups organized by target market and working closely with customers to identify and develop products faster than its competitors and acquiring products and companies that complement its objectives, the Company has generated rapid growth, with sales increasing from $1.8 million in 1987 to $136.6 million in 1996. Ultrak is one of the three largest suppliers of CCTV and access control products in the United States, and its objective is to become the world's leading supplier of such products.

     The Company was incorporated in Colorado in 1980 and reincorporated in Delaware in December 1995. The Company's principal executive offices are located at 1220 Champion Circle, Suite 100, Carrollton, Texas 75006 and its telephone number is (972) 280-9675.

RECENT DEVELOPMENTS

     On March 11, 1997, the Company executed an agreement with Checkpoint Systems, Inc. ("Checkpoint"), pursuant to which the Company has agreed to merge with Checkpoint. Each share of Common Stock, $.01 par value ("Common Stock") of the Company will be exchanged for 1.15 shares of Common Stock, $.10 par value of Checkpoint. The consummation of the transaction is subject to customary conditions such as shareholder approval and proper regulatory approvals and is expected to close by June 30, 1997.

INDUSTRY BACKGROUND AND MARKETS SERVED

     CCTV is a system of relaying video and audio signals from a camera to a monitor or a recording device. The term CCTV refers to a closed-circuit system sending signals to select receivers compared to a system broadcasting signals to the general public. While CCTV is mostly associated with crime detection and prevention, CCTV applications have expanded well beyond security uses. For example, CCTV is now used for industrial, mobile video, traffic management, dental and medical applications and monitoring of infants and the infirm. CCTV products are sold to distributors, installing dealers, mass merchants, specialty retailers, systems integrators and governmental entities.

     The security and surveillance market segment is expanding primarily because of the rapid rise in the cost of crime and the resulting desire of businesses and consumers to protect their facilities, personnel and assets from loss, harm and false liability claims. The 1996 national retail security survey performed by the University of Florida indicated that 1995 retail inventory shrinkage rate was 1.87% of total retail sales. Likewise, business and insurer costs for employee and customer personal injury liability claims have increased significantly. Moreover, the FBI's 1994 Uniform Crime Report stated that there were approximately 2.7 million burglaries in the United States in 1994. CCTV is an effective way to deter or record criminal activity such as employee theft, shoplifting and burglary, and fraudulent "slip-and-fall" claims and other property damage or destruction. Technological developments have increased the use of CCTV systems for security and surveillance by expanding the capabilities while reducing the costs of such systems.

     The use of CCTV systems for other applications also arises from the desire of businesses or organizations to more closely monitor some form of activity. In these applications, CCTV is used as a tool to observe or record precision, remote or high speed activities. The development of smaller and better quality cameras, higher definition monitors and more advanced accessories have helped facilitate increased use of CCTV systems in a wide range of applications.

     Each of the major CCTV markets, as defined by the Company, is described below.

  Security and Surveillance

     The security and surveillance market consists of two major segments -- professional and consumer.

     - Professional CCTV systems can be very simple or tremendously complex. While a convenience store might employ a system consisting of a single camera and monitor, an airport system would likely include hundreds of cameras, monitors and video recorders along with computer-based control equipment and video multiplexers. These systems are typically sold through professional distributors, dealers and systems integrators which specialize in the sale and installation of CCTV equipment. Professionally installed CCTV systems are used in retail stores, banks, warehouses, office buildings, industrial sites, government facilities, casinos, mines, airports, prisons and, increasingly, in private homes.

       The United States CCTV industry for security and surveillance is projected to have 1996 revenues of $2.4 billion at the end-user level, according to STAT Resources, most of which was generated through professional channels. This market is expected to grow by 11% annually through the year 2000, according to the same study. Another study, performed by Frost & Sullivan, a market intelligence firm, estimates an annual growth rate of 16% for the period from 1994 through the year 2001. CCTV suppliers are only now beginning to serve the residential market for professionally installed CCTV systems.

     - The consumer security and surveillance market segment consists of those applications in which end users purchase security and surveillance systems and install the systems themselves in their small businesses or homes. CCTV products sold into this market are characterized by affordability, aesthetically appealing designs, ease of installation and maintenance and mobility. The typical consumer market CCTV system consists of a camera, monitor, switcher and, optionally, a video recorder, which system can be wired or wireless. Consumer CCTV products are sold through mass merchandisers, wholesale clubs, electronic retail stores and office and juvenile product superstores, as well as through retail catalogs. According to the United States Census Bureau, there were approximately 5.1 million businesses with less than 100 employees and 95 million households in the United States in 1993.

  Industrial

     CCTV cameras are used for machine vision, computer imaging, robotics, high-speed inspection and monitoring of high-temperature furnaces. Cameras are used in integrated circuit lead bonders, surface mount pick-and-place equipment, automated assembly lines, bottling plants, nuclear reactors and steel mills. CCTV-based machine vision offers more precise assessment than human visual inspection, and can measure image parameters which are imperceptible to the human eye. CCTV systems are also used to remotely monitor automated assembly lines to ensure that each process on the assembly line is accurately and completely performed.

     Cameras used in industrial applications face stringent resolution and speed requirements. They must operate in poor and changing lighting situations and hazardous environments. The types of cameras used in industrial environments vary widely, depending on application. They range from miniature board-level cameras with pinhole lenses and high image resolution levels to cameras mounted in water-cooled steel enclosures. In this market, CCTV products are typically purchased by systems integrators who assemble and sell equipment incorporating vision to manufacturers who use the equipment in their production processes.

     New industrial applications are emerging as new equipment is developed and as production automation levels increase. According to Frost & Sullivan, the market for cameras for manufacturing applications is expected to grow at a compound annual rate of 15% through 1999.

  Mobile Video

     The mobile video products market consists of CCTV systems for mass transit vehicles, school buses, police and emergency vehicles and vehicles requiring rear vision, such as airport courtesy buses. Through the use of CCTV products, the activities of those in or near mass transit vehicles, school buses and police and emergency vehicles can be monitored and recorded. Additional information, such as the speed of the vehicle and when brake, stop and emergency warning lights are in use, can also be recorded. Rear-vision mobile video products allow the driver of any large vehicle to see the activity or obstacles at the rear of the vehicle. CCTV systems sold to the mobile video products market typically consist of a high-resolution camera with built-in microphone and a specially-designed rugged system housing and, optionally, a monitor or video recorder.

     The public school bus market alone consists of over 400,000 buses, according to School Transportation News, an industry publication. According to the American Public Transit Association, there were approximately 67,500 public transit vehicles in use in the United States in 1994, and the markets for police and emergency vehicles are also sizeable, reflecting the increasing opportunities for new applications for CCTV products.

  Traffic Management

     The traffic management market, consisting of governmental entities and agencies, is a relatively new CCTV market in the United States. By installing cameras on light poles, signal lights, buildings or other structures to monitor critical intersections or stretches of highways, traffic control operators can intervene from a central control room by modifying the sequence of traffic lights, or by providing up-to-date traffic information through changeable message signs and local radio stations. In the event of an accident, police and emergency vehicles can be dispatched more quickly. CCTV systems also enable transportation authorities to count vehicles on highways and at intersections, important information necessary for long-term road-planning. As side benefits, reductions in traffic congestion and delays reduce fuel consumption and improve air quality. CCTV products can also be used to assist in determining responsibility for traffic accidents and ensuring compliance with vehicle licensing procedures.

  Dental and Medical

     The dental and medical market consists of intraoral CCTV cameras for the dental market and medical vision applications, such as otoscopes for eardrum examinations and cameras for microscopy, endoscopy, telemedicine and various surgical applications.

     CCTV products assist dentists in diagnosing problems for patients and help in explaining the proposed treatment to the patient, thereby increasing the rate of patient acceptance of proposed treatments. By means of a video printer, dentists can print pictures of the patient's teeth, providing documentation for insurance and legal purposes, as well as for the dentist's patient file. The primary dental target market for CCTV systems consists of the approximately 113,000 general dentistry practitioners, about 70% of whom currently do not own an intraoral camera system, according to a survey conducted for Dental Products Report in 1995. According to the same survey, 53% of the surveyed dentists have considered or are considering buying an intraoral camera.

     Telemedicine is an emerging CCTV application that allows doctors to study images over long distances using regular telephone or cellular phone lines, microwave signals and even satellite links to examine patients in ambulances and instruct paramedics on emergency treatment. Rural areas with few hospitals can also benefit from telemedicine by bringing patient and specialist together through video link. Frost & Sullivan has estimated that the market for cameras in medical applications will grow at a compound annual growth rate of 13% through 1999.

  Other Markets

     Other emerging markets and applications for products used in conjunction with CCTV include:

     - Electronic Article Surveillance ("EAS") -- a theft-prevention system used in retail stores. When the EAS system triggers an alarm, a CCTV camera automatically records the shoplifter leaving the store with the stolen goods.

     - Access control systems -- computer-controlled systems which electronically activate door locks. When an individual enters a pass code or swipes a card through an entry device mounted near the door, a

       CCTV camera activates and records the person. CCTV systems are often used with access control systems to monitor individuals entering or leaving a facility and to provide a video record of alarm events generated by the access control system. The systems are used primarily at commercial facilities because they provide a much higher level of physical security and management control than traditional keys and mechanical door locks.

     - Radar systems used to record vehicle speeds -- systems that can be combined with police CCTV systems. When the radar detects a speeding vehicle, the video system automatically activates to record the speeding vehicle.

  International

     The Company believes that the international potential for CCTV, access control and related products is at least equal to the U.S. market. In general, the same types of products are used worldwide. Acceptance and penetration levels of CCTV products vary depending on the market and application. In Japan and Western Europe, the CCTV market currently consists primarily of high-end systems; therefore, the current limited use of simpler consumer and small-business applications offers future growth potential. In other international markets, the CCTV market is largely underdeveloped, providing growth opportunities in a wide range of applications.

     The European market for CCTV and access control products is fragmented and highly competitive. There are many small and mid-sized suppliers in each country, many of which are limited in their growth potential because they cannot offer the right product mix, or because they do not have the resources to expand into other countries. Given these limitations, certain of these companies may pursue joint ventures or business combinations as a way to expand their future growth potential. According to a 1994 study performed by Frost & Sullivan, the European CCTV market was $940 million in 1992, with a projected annual growth rate of 14% through 1997.

     The Japanese CCTV and access control markets are expanding. The market is dominated by large Japanese companies such as Panasonic, Mitsubishi, Ikegami and others who sell directly or reach installing dealers through their own distributors.

STRATEGY

     Ultrak's objective is to become the world leader in the design, manufacture, marketing and service of CCTV, access control and related products. This objective includes the development, through internal growth and acquisitions, of a comprehensive line of technologically advanced CCTV and access control products and a worldwide marketing organization that can quickly and efficiently bring such products to market. The Company seeks to achieve this objective through the following strategies:

     Highly focused sales and marketing. The Company operates through focused selling groups organized by target market. The Company believes that this focused approach permits the selling groups to respond more quickly to customer needs, identify and pursue market opportunities, achieve better market penetration and increase market share. As the Company enters into new markets for its existing and new products, new selling groups are created or acquired to address these new markets, leveraging the Company's corporate infrastructure. See "-- Marketing and Sales."

     Customer-driven product development. The Company's highly focused sales and marketing strategy allows the selling groups to work closely with customers to understand their needs. Based on the information collected by the selling groups, the Company's engineering staff, working independently and with the engineering staffs of the Company's contract manufacturers, identifies and develops new products that will satisfy these needs. Ultrak believes that this method has enabled it to develop innovative products responsive to customer needs faster than its competitors. See "-- Product Design and Development."

     Cost-effective product design and production. The Company utilizes contract manufacturers to augment its product design efforts and to cost-effectively manufacture products. The CCTV and access control industry is characterized by technological change and, to remain competitive, the ability to develop and manufacture cost-effective products is vital. The Company believes that, by relying on contract manufacturers to produce most of its products, it is able to avoid significant capital expenditures for manufacturing equipment, gain access to technologically advanced production equipment, take advantage of the engineering resources of its contract manufacturers and concentrate its resources on engineering, marketing and sales. See "-- Product Design and Development."

     Delivery of innovative, value-oriented products. Ultrak seeks to provide innovative products that offer a strong price-value relationship to its customers. The Company endeavors to offer products that deliver greater or differentiated operating features at highly competitive prices. The Company's strategy of selling through multiple distribution channels results in increased sales of its products, thereby lowering unit production costs. See
"-- Products."

     Growth through acquisitions. The Company anticipates that it will continue to complement its internal growth, both in number of products and distribution channels, through acquisitions. The Company has found that acquisitions are an effective means of adding experienced personnel and obtaining or expanding technologies, products and markets. In 1996, the Company completed acquisitions and made a minority investment in one company, adding products to broaden its product offerings and providing entry into new target geographic and customer markets. The Company continues to evaluate opportunities for acquisitions or joint ventures. See "-- Acquisitions."

     Expansion of international sales. The Company is aggressively pursuing international opportunities for its products. The Company began its international marketing effort in 1995 and has significantly expanded its international presence through the recent acquisitions of MAXPRO Systems Pty. Ltd. ("MAXPRO")(Australia), Groupe Bisset, s.a. ("Bisset") (France), VideV GmbH ("VideV") (Germany) and Intervision Express Limited ("Intervision") (England) and a pending acquisition in Italy. The Company believes that, based on the results of these initial efforts, the international potential for its products is substantial in regards to efficient distribution, marketing, profitability and new product introduction. See "-- Marketing and Sales."

ACQUISITIONS

     Acquisitions have contributed significantly to the Company's recent growth. The Company believes that acquisitions are an effective way to obtain new CCTV, access control and related products and technologies, add experienced personnel, access additional channels of distribution, expand into new geographic territories, diversify its customer base and improve operating efficiencies through economies of scale. The Company believes that the CCTV industry is in the process of consolidating, which should present additional opportunities for growth through acquisitions. During 1995, the Company completed three acquisitions, during 1996 the Company has completed three acquisitions, made a minority investment in one company and executed a definitive agreement on another and thus far in 1997 the Company completed two acquisitions and executed a definitive agreement on another.

  1995 Acquisitions -- Koyo, Diamond and GPS

     In March 1995, Ultrak acquired certain assets of the CCTV division of Koyo International, Inc. of America ("Koyo"), adding the patented ball camera, which is ideal for museum, residential and high-end commercial installations and offers a high level of performance and installation simplicity. In July 1995, Ultrak acquired Diamond Electronics, Inc. ("Diamond"), a manufacturer of commercial video CCTV security and surveillance systems used by large retailers and municipalities and of viewing systems used by industry in hazardous settings. The acquisition of Diamond added industrial viewing equipment and high speed dome-mounted camera systems. In November 1995, Ultrak acquired G.P.S. Standard U.S.A. ("GPS"), adding a complete range of advanced CCTV accessories, including camera housings, mounting brackets, camera pan-and-tilt mechanisms, perimeter protection systems and software-driven camera control systems. Diamond was acquired for $3.8 million in Common Stock and Koyo and GPS were acquired for aggregate consideration of approximately $1.5 million in cash and Common Stock. Diamond's net sales during its last full fiscal year prior to the acquisition were approximately $11.8 million and Koyo's and GPS's net sales prior to their acquisitions were immaterial.

  MAXPRO

     Effective July 1, 1996, Ultrak acquired approximately 75% of the outstanding stock of MAXPRO in exchange for approximately $8.2 million in cash, plus deferred consideration payable in restricted Common Stock with a minimum value of $900,000 payable over a two-year period ending August 1, 1998. On February 17, 1997, the Company acquired the remainder of the outstanding stock of MAXPRO for 175,000 shares of restricted Common Stock. MAXPRO, a manufacturer and distributor of CCTV products based in Perth, Western Australia, adds large scale CCTV switching systems to the Company's product line and enables the Company to enter several new target geographic and customer markets. MAXPRO's CCTV switching systems consist of sophisticated, matrix video switching software that is coupled to a computer-controlled security input and output network. The systems allow a virtually unlimited number of input and output devices, including cameras, domes, VCRs and access control devices, to work together seamlessly. MAXPRO's systems are the base component of large CCTV systems, and the acquisition should provide Ultrak with enhanced opportunities for additional sales of peripherals such as domes, computer-based control equipment and accessories manufactured by Diamond. MAXPRO's CCTV systems are installed worldwide in casinos, airports, mines, nuclear power plants, prisons, military bases, office buildings and city surveillance systems. The three founders of MAXPRO active in its operations have entered into employment agreements with MAXPRO whereby they will remain actively involved in its day-to-day operations.

     MAXPRO established a U.S. sales office in Las Vegas in February 1996 and, since the close of the acquisition, this office, working with Ultrak selling groups, has sold integrated Ultrak CCTV systems to several customers including Harrah's Casino in Las Vegas. MAXPRO's installation sites include London's Heathrow Airport, the Singapore Airport, major casinos in Australia including the Sydney Harbour Casino, downtown streets in the city of Perth, prisons and one of the world's largest diamond mines. In addition, MAXPRO has installations in Indonesia, Ireland, Malaysia, New Zealand, Thailand, Taiwan and South Africa. The product has applications in any industry that requires surveillance utilizing video or alarm monitoring.

     MAXPRO's net sales were approximately $8.0 million for its fiscal year ended June 30, 1996.

  Bisset

     In September 1996, Ultrak acquired all of the outstanding share capital of Bisset, based in Paris and one of France's largest distributors of CCTV products, for $5.0 million in cash, 289,855 shares of restricted Common Stock, $2.5 million in deferred consideration payable in cash and restricted Common Stock and up to an additional $2.5 million payable in cash and restricted Common Stock, if certain pre-tax income levels are attained by Bisset over a one-year period beginning July 1, 1996. Bisset distributes products from manufacturers such as Diamond, Mitsubishi, Samsung, Sanyo, Ikegami and Pentax. It sells to installing dealers and systems integrators and provides technical support and full warranty repair and service. Bisset also designs, markets and sells audio equipment including mixers, equalizers, speakers and public address equipment under its own brand, BST, for the professional audio market. Bisset provides the Company with a prominent entry into the strategically important French market and provides the Company with expanded sales opportunities in Western Europe. The two former owners of Bisset active in its operations have entered into employment agreements with Bisset whereby they will remain actively involved in its day-to-day operations.

     Bisset's net sales were approximately $17.8 million for the year ended December 31, 1995.

  Lenel

     In September 1996, Ultrak acquired approximately 24% of the outstanding stock of Lenel Systems International, Inc. ("Lenel"), a privately-held software company specializing in security access control based in Fairport, New York, for $2.6 million in cash. Additionally, Ultrak received a warrant that enables it to increase its equity ownership in Lenel over time and signed a reseller agreement with Lenel whereby Ultrak is a worldwide reseller of Lenel's products (excluding Norway and Sweden). Ultrak also has a right of first refusal with respect to the stock of Lenel's founders and has the right to designate one director of Lenel (and one additional director for each five additional directors serving on Lenel's Board of Directors). Lenel's flagship product, OnGuard Plus, is an integrated multimedia security system, offering identification manage-ment, access control and alarm monitoring. The software, which runs on Windows, Windows 95 and Windows NT platforms, provides advanced security and facility management via open systems architecture, flexibility, modularity and an easy to use Graphical User Interface (GUI). The investment in Lenel and the reseller agreement with Lenel demonstrate the Company's implementation of its strategy to add access control products to its CCTV security and surveillance systems. Lenel sells its products to installing security dealers and systems integrators. Installation sites include Yale University, the University of Rochester and the Bank of Norway. The two founders of Lenel have entered into employment agreements with Lenel whereby they will remain actively involved in its day-to-day operations.

     Lenel's net sales were $1.5 million for the year ended December 31, 1996. The Company accounts for its investment in Lenel using the equity method.

  VideV

     In December 1996, the Company acquired all of the outstanding share capital of VideV, based in Dusseldorf and one of Germany's largest distributors of CCTV products, for 4,000,000 Deutsche Marks ($2.7 million U.S. Dollars) in cash, 2,000,000 Deutsche Marks ($1.3 million U.S. Dollars) in deferred consideration payable in cash and restricted Common Stock and up to an additional 2,000,000 Deutsche Marks payable in cash and restricted Common Stock if certain pre-tax income levels are attained over the one-year period ending December 31, 1997. VideV designs and distributes its own line of CCTV products under the brand name VideV Systems and also distributes products from manufacturers such as Costar, Grundig, HiSharp and Ikegami. VideV sells primarily to installing dealers and systems integrators. The acquisition of VideV provides the Company with a significant entry into Germany's CCTV market and increases the Company's overall presence in Western Europe.

     VideV's net sales were approximately $13.0 million for the year ended December 31, 1995.

  Intervision

     In February 1997, the Company acquired all of the outstanding share capital of Intervision, based in Preston, England (near Manchester), a distributor of CCTV products for 500,000 British Pounds ($814,000 U.S. Dollars) in promissory notes and 38,882 shares of restricted Common Stock (valued at $700,000). Intervision sells primarily to small- and medium-sized installing dealers and systems integrators. Intervision distributes products from manufacturers such as Dedicated Micros, Toa, Hitachi and Mitsubishi. The acquisition of Intervision gives the Company a presence in the United Kingdom market and continues the expansion of its European operations.

     Intervision's net sales were approximately $7.4 million for the year ended December 31, 1996.

  Monitor Dynamics

     In February 1997, the Company acquired Monitor Dynamics, Inc. ("MDI"), based in Rancho Cucamonga, California, which designs, manufactures, markets and sells high-end security and access control systems for $25 million and additional consideration based on the shareholders' equity of MDI as of March 31, 1997. MDI's computer-based integrated security and access control systems are sold under the SAFEnet brandname and are used in very high-end government, defense, industrial, financial and commercial applications throughout the United States and Europe. MDI's systems are sold primarily through dealers and systems integrators.

     MDI's net sales are estimated to be approximately $13.8 million for its fiscal year ending March 31, 1997.

  Veravision

     In December 1996, the Company agreed to acquire all of the outstanding shares of capital stock of Veravision, Inc. ("Veravision"), based in San Clemente, California, which manufactures intra-oral camera products for use primarily in the dental market, for $150,000 in promissory notes, assumed debt of $1,500,000 and 10% of the outstanding shares of capital stock of Dental Vision Direct, Inc., a wholly owned subsidiary of the Company, which are convertible into shares of restricted Common Stock using a formula set forth in the definitive agreement. The effective date of the acquisition for accounting purposes will be February 1, 1997.

     Veravision's net sales were approximately $1,800,000 for the year ended December 31, 1996.

  Videosys Group

     On March 8, 1997, the Company executed a definitive agreement to acquire Casarotto Security, SpA, and Videosys Limited (collectively, the "Videosys Group") for total consideration of $9.55 million consisting of $5.55 million in cash and $4 million in shares of restricted Common Stock. The transaction is expected to close by April 4, 1997. The Videosys Group designs, imports and distributes CCTV and related security products primarily in Italy, under the Videosys brand name. The Videosys Group sells primarily to installing dealers and systems integrators. The acquisition of the Videosys Group will provide the Company with a significant presence into Italy's CCTV market.

     The Videosys Group's net sales were approximately $14.2 million for the year ended December 31, 1996.

MARKETING AND SALES

     Ultrak operates through highly focused selling groups organized according to Ultrak's target markets: security and surveillance, industrial, mobile video, traffic management and dental and medical applications. Ultrak's customer-focused structure allows for individual attention to each target market, quick response to customer needs and early identification of market requirements and new product ideas. Generally, the Company reaches each target market through regional sales professionals supported by telemarketing, catalogs, direct mail, magazine advertising and industry trade shows.

     The Company uses different brand names for products sold through each of its selling groups to maximize market penetration of each selling group, to minimize market channel conflicts and to differentiate products by features, applications and price. The Company's brand names include Ultrak, Exxis, Smart Choice, Mobile Video Products, Diamond Electronics, Industrial Vision Source, MAXPRO, BST, VideV Euroline, Point Guard, BabyCam, EasyWatch, SAFEnet and UltraCam. Approximately 82% of the products sold by the Company in 1996 carried Ultrak brand names. The Company also sells brands such as Panasonic, Mitsubishi, Dedicated Micros and Sony.

     The professional security and surveillance customer market consists of three tiers: wholesale distributors of CCTV equipment, dealers and systems integrators who install systems and certain end users. Ultrak has historically maintained three distinct selling groups that target these markets. As a result of its expanding product line and desire to minimize potential future channel conflicts, the Company combined three selling groups into one consolidated selling group in January 1997 restricting new sales to distributors, dealers and systems integrators. Management believes that streamlining the manner in which it serves the professional security market will result in operating efficiencies and stronger relationships with installing dealers and systems integrators. The professional security and surveillance market is Ultrak's largest market.

     The Company continually attempts to develop services and marketing tools to enhance the efforts of each of its marketing personnel. For example, as part of its customer-driven sales approach, Ultrak has designed and developed its CCTV Designer(TM) software, a new software system that allows Ultrak's installing dealers to design complex CCTV systems with very little technical knowledge. This proprietary system capitalizes on Ultrak's technical knowledge and improves the efficiency of the selling process. Once an installing dealer has used the CCTV Designer software, the dealer places a call to Ultrak's host computer which configures the system using Ultrak components. In addition, Ultrak arranges third party leasing services for its business customers. The ability to present leasing as an option to customers is an important selling tool -- it makes the equipment more affordable, helps close sales and enables the customer to maintain the most up-to-date equipment and the newest CCTV technology.

     In the consumer security and surveillance market, Ultrak helped pioneer the retailing of CCTV equipment for sale directly to the consumer. The Company addresses this market by offering video observation kits (both wired and wireless) designed and packaged specifically for small business and residential applications. These products are sold under the Exxis label at Sam's Wholesale Clubs and under the Smart Choice and other labels elsewhere. The Company was the first to introduce wireless CCTV systems for sale to the consumer market; these products are sold under the BabyCam trademark to the juvenile products market, and under the EasyWatch(TM) trademark to the general surveillance market. Uses of the EasyWatch system include the remote monitoring of reception areas in small businesses, entranceways and pool areas, and "keeping an eye on" the infirm. Retailers offering Ultrak products to consumers include wholesale clubs, mass retailers, office product superstores and electronics superstores. The consumer security and surveillance market is Ultrak's second largest market.

     Ultrak sells products to the industrial market through its Industrial Vision Source group. Sales to this market are made primarily to systems integrators, primarily through telemarketing, field visits and direct mail. As a division of Ultrak, Industrial Vision Source benefits from Ultrak's engineering support and purchasing power, which provides an advantage over its known competitors in this market. With the backing of its engineering staff, the Company provides custom camera solutions for OEM applications. The Company maintains a large inventory of products on hand, allowing it to ship most products within 24 hours of receipt of the order, resulting in high customer satisfaction.

     Sales to the mobile video market are made by Ultrak's Mobile Video Products group. The Company primarily markets its products in this market through a network of dealers that target customers, including school districts, police and fire departments and other owners of fleets of transportation vehicles. During 1995, Ultrak developed a special line of transit bus observation systems that allow up to four cameras to be recorded onto one tape by means of a multiplexer. During 1995, Ultrak purchased United States Patent No. 5,319,394 covering "Systems for Recording and Modifying Behavior of Passenger [sic] in Passenger Vehicles." Ultrak is now licensing this patent to other manufacturers of school and transit bus video systems, and believes it has become a leader in the market covered by the patent.

     Ultrak targets the traffic management market through Diamond. Diamond markets its traffic management products primarily through direct marketing to governmental entities and systems integrators. For example, Diamond sold its CCTV domes directly to the city of Columbus, Ohio for installation at major intersections. Diamond also sold a system to Montgomery County, Maryland, which uses the Company's domes to monitor traffic; scenes recorded by these domes can be viewed by county residents on a special cable TV channel.

     Ultrak markets its UltraCam intraoral camera to dentists through an extensive dealer network. These dealers specialize in products for the dental market. The Company believes that this method allows it to maximize sales growth with a minimum of overhead, and views this network as a competitive advantage since most of the Company's competitors in this market have direct sales forces. Additionally, the Company believes that UltraCam is the market leader in intraoral camera systems for dental offices with more than one treatment room.

     Ultrak began actively pursuing the international market in 1995. In 1995 and early 1996, Ultrak sold its products in a number of countries including Mexico, Brazil, Argentina, England, France, Germany, Denmark, India, China, South Korea, Japan, The Philippines and Australia. The Company believes that the international potential for its products is at least equal to the United States market. In late 1995, the Company created a separate selling group to focus on the Far Eastern markets. Other international markets are reached through the efforts of the existing domestic selling groups. Since the second quarter of 1996, the Company acquired MAXPRO, Bisset, VideV and Intervision and signed a definitive agreement with Casarotto Security, which have and will continue to substantially expand the Company's presence internationally.

PRODUCT DESIGN AND DEVELOPMENT

     Ultrak's engineering and product development staff works directly with its customers to design new products and product enhancements, and coordinates with its contract suppliers to manufacture certain Ultrak branded products. Ultrak has developed a highly competent engineering staff to work with its selling and marketing groups to develop new products and product line extensions that promptly respond to customer needs. As a result, Ultrak believes that it can develop technologically superior products with customer-desired performance capabilities that address new applications at lower prices than competitive products.

The Company believes that one of the major accomplishments of the engineering and development group has been the recent design and development of the DAVE Technology(TM) (Duplex Analog Video Encoding) technology, a system designed to provide complete, continuous video coverage of large areas by employing a large array of cameras connected to a single loop of coaxial cable. DAVE is targeted for sale to large retailers and other end users who require extensive surveillance systems. Management expects commercial installations of DAVE products to commence in the second quarter of 1997.

     Diamond announced the development of the SmartScan III system in the third quarter of 1996, a major upgrade of its high speed pan & tilt dome system. The SmartScan III system, which fits into 6" or 9" dome housings, is substantially faster and quieter than Diamond's current surveillance systems because it is smaller and has been developed with a unique mechanical design. The Company believes it is the fastest system currently available on the market. Management expects SmartScan III to be available for commercial installation by the second quarter of 1997.

     Developed by MAXPRO's engineering group, the MAX-1000 CCTV management system was first introduced in 1988. In order to ensure that the highest functionality can be realized from new technologies in peripheral equipment, the development of the MAX-1000 is ongoing. New hardware is developed and introduced every year, and the software is now in its fourth generation.

     Bisset designs the audio equipment it sells under the BST brand name. The equipment is manufactured in the Far East by contract manufacturers. Bisset endeavors to offer the most innovative products with the newest features available in the French audio market. Bisset's product design and development efforts are currently focused on expanding its product offering for the public address (PA) market, a market that is synergistic with the CCTV market because it is often the same dealer who installs the CCTV and PA systems.

     As of December 31, 1996, the Company had a full-time engineering staff of 59 employees compared to four as of December 31, 1994. Because of the complex and highly specialized requirements of Ultrak products, these employees are experienced in a wide range of engineering disciplines including charged-couple device ("CCD") technology, analog and digital signal processing and systems integration. In addition, the Company's primary international contract manufacturer employs a number of engineers who are primarily dedicated to research and development efforts of products sold by Ultrak.

PRODUCTS

     The Company's motto, "Quality Products That Make a Difference," summarizes the Company's strategy of developing technologically advanced and cost-effective products that are unique and solve customers' specific needs or problems. Through in-house product development, and with the product lines the Company obtained through acquisitions, Ultrak offers a broad line of Ultrak branded CCTV products. The Company's brand names include Ultrak, Exxis, Smart Choice, Mobile Video Products, Diamond Electronics, Industrial Vision Source, MAXPRO, BST, VideV Euroline, Point Guard, BabyCam, EasyWatch, SAFEnet and UltraCam. The Company also sells brands such as Panasonic, Mitsubishi, Dedicated Micros and Sony. The Company's net sales of products bearing Ultrak brand names were 70% and 82% in 1995 and 1996, respectively.

     The Company's CCTV products include a broad line of cameras, lenses, high-speed dome systems, monitors, time-lapse recorders, multiplexers, quad processors, switchers, wireless video transmission systems, computerized observation and security systems, control matrix switching systems and accessories. Other products include access control systems, electronic article surveillance systems, patient education systems and professional audio products.

     Ultrak's CCTV and access control product categories can generally be divided into components and systems, and include the following:

  Components

     Cameras. Today's cameras all use CCD's, a type of integrated circuit, to sense emitted light. Ultrak sells a complete line of general purpose cameras sold under several brand names, including a patented ball camera which was made available by the 1995 acquisition of Koyo's CCTV division, as well as covert cameras. Specialized camera features include color imaging, low-light sensitivity, high resolution, back light compensation and miniature size.

     Lenses. Much like high-grade photographic cameras, most CCTV cameras are not sold with a lens installed. Users select from an array of fixed focal length and zoom lenses to fit their application. Some lenses include motors to operate the zoom feature by remote control. Ultrak offers lenses from all major lens manufacturers.

     Camera housings. Camera housings protect cameras from tampering, dust, dirt, water, extreme temperature and other hazards of the environment. Ultrak offers a complete line of Ultrak brand housings and mounting hardware, including a line of unique, low-cost housings made from a new polymer compound called UltraDur(TM).

     Pan-and-Tilts. "Pan-and-tilts" are motorized robotic devices which support a CCTV camera and allow it to be pointed by remote control. Typically, a pan-and-tilt device can move a camera at a rate of up to 60 degrees per second. Ultrak acquired its own line of pan-and-tilt products, including control systems, with the acquisitions of GPS and Diamond.

     Domes. A dome is a camera enclosure shaped like a sphere. Typically, the dome includes a pan-and-tilt mechanism as described above. Some domes, such as those manufactured by Diamond, include fast, compact pan-and-tilt mechanisms which can move cameras very rapidly -- pan speeds of up to 125 degrees per second and tilt speeds of up to 60 degrees per second. Ultrak's domes are available in four different finishes (clear, smoked, silver and gold) and are frequently used in retail stores and highway systems.

     Monitors. Ultrak offers black-and-white and color video monitors with screen sizes ranging from 9 inches to 32 inches. Professional-grade CCTV monitors typically offer higher resolution than basic television sets.

     Video recorders. Professional grade VCRs offer much longer useful lives than their consumer equivalents. Longer recording times are achieved by recording fewer pictures per second than standard television consumer recorders. In addition to offering its own recorders, the Company markets and sells Mitsubishi recorders based on a long-term strategic partnership arrangement with Mitsubishi.

     Multiplexers. Video multiplexers allow the images from multiple cameras to be recorded on a single video tape; most units also control the display of multiple pictures on a single monitor. During playback, the multiplexer ensures that only images from the desired cameras are displayed. Most multiplexers can accept input from up to 16 cameras. Ultrak offers multiplexers from all major manufacturers.

     Quad processors. Quad processors "split" the monitor's image into four "windows," each capable of displaying an image from a different camera. Quads are an economical solution to the problem of viewing and recording multiple cameras in relatively small systems. In early 1996, Ultrak introduced a family of new quad observation systems, which Ultrak believes offers superior performance at lower cost.

     Switchers. Video switchers allow the input to a monitor or video recorder to be selected from one of many cameras. Small switchers are the most economical way to route the images from multiple cameras to a monitor but have the disadvantage, unlike quad processors and multiplexers, of only displaying one image at a time. Sophisticated switchers are used in very large systems that eclipse the capacity of multiplexers and quad processors. Ultrak offers a line of competitive switchers, as well as large switchers as part of integrated dome systems.

     Illuminators. Ultrak offers both LED and infrared illuminators that allow cameras to "see" in complete darkness. Such systems are ideal for the covert use of CCTV at night and in areas where light is not desired, such as in hospital patient rooms.

  Systems

     Control Matrix Video Systems. The acquisition of MAXPRO added sophisticated computer-controlled matrix video switching systems to the Company's product line. MAXPRO's CCTV switching systems consist of sophisticated, matrix video switching software that is coupled to a computer-controlled security input and output network. The systems allow a virtually unlimited number of output devices, including cameras, domes, VCRs and access control devices, to work together seamlessly.

     DAVE Technology(TM) system. In the Company's view, its DAVE Technology(TM) represents a significant innovation in CCTV design. Products based on the DAVE Technology allow many cameras to be connected to a single coaxial cable, thereby significantly reducing the installation cost of large CCTV systems. DAVE products also offer a significant reduction in the cost of the control and display equipment for large systems as compared to standard multiplexer technology. Management expects commercial installations of DAVE products to commence in the second quarter of 1997.

     Access Control Systems. The acquisition of MDI, the investment in Lenel and the development of the PointGuard(TM) System has provided the Company with a broad line of software and hardware for security access control systems that offers features such as multimedia identification management, access control and alarm monitoring. All three systems provide advanced security and facility management via open systems architecture, flexibility, modularity and easy to use Graphical User Interface (GUI).

     Video transmission systems. Video transmission systems allow pictures from CCTV systems to be transmitted over great distance through telephone lines. Such systems are useful to verify the cause of alarms at remote locations and for general surveillance of unmanned and high-value facilities. Ultrak currently sells video transmission systems manufactured by several suppliers.

     VisiTrak(TM) system. The VisiTrak system is one of a new generation of computer-based control systems entering the market. The VisiTrak system automatically commands a remote pan-and-tilt camera to lock on and follow a moving object within a spotter camera's view.

     Intraoral camera systems. Ultrak's intraoral camera systems, sold under the UltraCam trademark, consist of a miniature camera mounted in a wand, a color video monitor, a color video printer and a mobile cart. Ultrak's UltraCam intraoral camera is one of the most advanced and complete vision systems in the dental market. The system can easily be expanded to cover dental offices with multiple treatment rooms.

     Video observation systems. A video observation system typically consists of one or more cameras and a monitor with built-in switcher or quad, sold together as an easy-to-install kit system.

     Wireless observation systems. Ultrak's wireless observation systems, sold under the BabyCam and EasyWatch trademarks, consist of a small camera with a built-in microphone that transmits image and sound to a lightweight, portable monitor.

     School and transit bus observation systems. These observation systems, designed specifically to meet the needs of the passenger transportation market, typically consist of one or more rugged cameras, a video recorder to record the activity and a heavy gauge steel housing for the VCR.

     RearVision(TM) system. Ultrak's RearVision system consists of a small, rugged camera that can be mounted on the back of any large vehicle, and a small monitor mounted on the dashboard of the vehicle.

  Other

     Patient education system. Ultrak offers a CD-based patient education system (UltraView(TM)) that is marketed and sold to dentists along with the intraoral camera system. It allows patients to learn about various dental related topics while waiting for the dentist or hygienist.

     Audio Products. The acquisition of Bisset provided the addition of a line of audio products including mixers, equalizers, speakers and public address equipment under Bisset's own brand, BST, for the professional audio market.

OPERATIONS

     Through the use of non-affiliated contract manufacturers that manufacture most of its branded products, the Company is able to focus its efforts on design, engineering, product development, sales and marketing and customer service. The Company purchases products from suppliers in the United States and imports other products from contract manufacturers in South Korea, Japan, England, Hong Kong, Taiwan and China. The Company has exclusive and non-exclusive sales and marketing rights for certain of the CCTV products it sells, including certain CCTV cameras and systems manufactured in Japan and South Korea. The Company believes that its relationships with its suppliers are good. In most of these relationships, the Company believes that the relationship is as important to the supplier as it is to the Company. Thus, the Company believes that there is a strong, mutually advantageous basis for the trading relationship to continue and grow.

     Delivery times for products imported into the United States vary from one week to two months, depending on the mode of transportation. Because of foreign production lead times, the Company normally makes purchase commitments to these foreign suppliers three to six months in advance of shipment. Therefore, management believes it is necessary for the Company to commit to and carry larger levels of inventory than would be necessary if it used only domestic suppliers. Given order lead times, accurate inventory forecasting is critical.

     Substantially all of the Company's purchases from its non-affiliated manufacturers are made in United States dollars with the remaining purchases made in Japanese yen and English pounds. To date, the Company has not been materially adversely affected by fluctuations in the valuation of the yen or pound. It is expected that the Company will continue to purchase the vast majority of its products in United States dollars.

     A critical element of the Company's domestic operations is its management information systems. The systems include sales order, materials requirements planning (MRP) and accounting applications. Substantially all inventory, accounts receivable, purchasing, payroll and other corporate business functions are controlled through this integrated computer system located in its Carrollton, Texas headquarters. All domestic sales locations are linked real time through a nationwide network which allows for orders to be entered and shipped from multiple locations.

     Ultrak believes that one of the keys to its success is its commitment to provide excellent response and service to its customers. Domestic orders can be entered into the Company's Carrollton, Texas-based computer system either directly by the customer through electronic data interchange, by traveling sales representatives using laptop computers or by in-house sales personnel. After the computer system performs an automated check of the customer's account and credit limit, the order is released to be shipped from available inventory at one of the six domestic stocking warehouse locations. Because the Company maintains a relatively large inventory of products, it ships most items within 24 hours of receipt of the order. The Company's domestic stocking warehouse locations are Carrollton (Dallas), Texas; Broomfield (Denver), Colorado; Annapolis, Maryland; Poway (San Diego), California; and Carroll (Columbus), Ohio. Approximately 85% of all domestic shipments are made from the Carrollton, Texas warehouse.

     To ensure complete customer service and satisfaction, Ultrak offers third party leasing services and after-sale service for all equipment sold by the Company.

     Ultrak offers a limited warranty on all products shipped. The Company generally warrants that its products will conform with Ultrak's published specifications and be free from defects in materials and workmanship. For products sold under the Ultrak name, the Company offers a two-year warranty on cameras, most monitors, observation systems and quad processors. For all other Ultrak equipment, a warranty of one year is offered. Ultrak specifically disclaims any liability for personal injury or property loss by burglary, robbery, fire or otherwise and disclaims any warranty that its products will provide adequate warning or protection or that its products will not be compromised or circumvented. The Company makes no warranty for products sold under third party brand names (although the warranty, if any, of the product's manufacturer may apply).

     When goods are delivered to Ultrak, a random sampling quality assurance procedure is performed. Selected units are verified for functionality, proper packaging, labeling and documentation. The Company's primary contract manufacturer as well as Videv in Germany are ISO9001 certified. The quality assurance procedures in the Company's Ohio plant and MDI facility comply with ISO9001 specifications.

BACKLOG

     As of December 31, 1995 and 1996, the Company had approximately $6.7 million and $9.4 million, respectively, in order backlog which it considered to be firm. Because purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. Since the Company ships most products within 24 hours of receipt of the order, the Company believes that backlog is not a significant measurement of the Company's financial position.

INTELLECTUAL PROPERTY

     As part of its ongoing engineering and development activities, Ultrak seeks patent protection on inventions covering new products and improvements when appropriate. Ultrak currently holds a number of United States patents and has a number of pending patent applications. Although the Company's patents have value, the Company believes that the success of its business depends more on innovation, sales efforts, technical expertise and knowledge of its personnel and other factors. The Company also relies upon trade secret protection for its confidential and proprietary information.

MANUFACTURING

     For the twelve months ended December 31, 1996, approximately 12% of the Company's revenues were attributable to CCTV products manufactured at the Company's Carroll (Columbus), Ohio manufacturing facility and approximately 3% were attributable to MAXPRO branded products manufactured at its Perth, Western Australia manufacturing facility. The Company believes that these facilities, the VideV facility in Germany and the MDI facility in Rancho Cucamonga, California meet its current and anticipated manufacturing needs for the products which it currently manufactures. In addition, Ultrak's product development staff designs and coordinates with its contract suppliers to manufacture certain of its Ultrak branded products as well as coordinates and supervises the assembly and packaging of certain other products by its own employees.

COMPETITION

     The Company faces substantial competition in each of its target markets. Significant competitive factors in the Company's markets include price, quality and performance, breadth of product line and customer service and support. Some of the Company's existing and potential competitors have substantially greater financial, manufacturing, marketing and other resources than the Company. To compete successfully, the Company must continue to make substantial investments in its engineering and development, marketing, sales, customer service and support activities. There can be no assurance that competitors will not develop products that offer price or performance features superior to those of the Company's products.

     The Company considers its major CCTV competitors to be the CCTV operations of Sensormatic Electronics Corporation, Burle (part of Philips Communication & Security Systems, Inc.), Alarmex, Inc., a division of Checkpoint Systems, Inc., Panasonic and Vicon Industries, Inc. The Company's major access control competitors are CardKey Systems, Casi, Software House, Inc. and Northern.

EMPLOYEES

     As of December 31, 1996, the Company had 482 full-time employees employed worldwide at eight primary locations and seven field sales offices, of which 171 were sales and sales support personnel, 120 were warehouse/manufacturing personnel, 59 were technical/service personnel, 59 were engineering and product development personnel and 73 were administrative and managerial personnel.

     The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, in a market where such people are in demand. No employee is represented by a union or covered by a collective bargaining agreement, and the Company has not experienced a work stoppage or strike. The Company considers its employee relations to be good.

     The Company has a formal employee partnership philosophy that the Company believes contributes significantly to its success. During monthly "partners' meetings," all employee-partners are informed about the state of the Company and key events that took place during the preceding month and given the opportunity to ask questions, make suggestions and comment.

     The Company's employee partnership philosophy statement is as follows:

     Everyone working at Ultrak is considered to be a partner. Each employee-partner pitches in to get the job done, is encouraged to grow both professionally and personally, is recognized for individual achievement, and works in a cheerful and friendly team environment. There is no room for prima donnas or hierarchies. All employee-partners share in the Company's profits. Ultrak extends its partnership philosophy to its suppliers and customers as well.

ITEM 2. PROPERTIES

     The Company's headquarters are currently located in approximately 69,000 square feet of leased office and warehouse space in Carrollton, Texas, pursuant to a lease expiring in May 1999. Although the Company believes this facility is adequate to meet its present needs, the Company has leased on a short-term basis additional office space and has purchased approximately 14 acres of land in Lewisville, Texas for the construction of an approximately 140,000 square foot new office and warehouse facility it intends to sell to a financing institution and leaseback under an operating lease. The Company also leases additional office/warehouse space in Broomfield, Colorado; Annapolis, Maryland; Fort Lauderdale, Florida; Atlanta, Georgia; Chicago, Illinois; Poway (San Diego), California; Paris, France; and Dusseldorf, Germany. In 1997, as a result of the acquisitions of Intervision and MDI, and the pending acquisition of Videosys Group, the Company also leases or will lease additional office/warehouse space near Preston (Manchester), England; in Rancho Cucamonga (Ontario), California and in San Vendemiano (Venice), Italy.

     The Company owns its 72,000 square foot manufacturing facility in Carroll (Columbus), Ohio and leases its 9,900 square foot manufacturing facility in Perth, Western Australia. The Company believes that its Ohio manufacturing facility and Australian manufacturing facility are adequate to meet the Company's present and anticipated manufacturing needs for products that it currently manufactures.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material pending or threatened legal proceedings to which the Company is or may be a party. The Company knows of no other legal proceedings pending or threatened or judgments entered against any director or officer of the Company in their capacity as such.

     On June 16, 1995, P.A.T. Co. and Kustom Signals, Inc., each a Kansas corporation, filed suit against Ultrak in the United States District Court for the District of Kansas (P.A.T. Co. and Kustom Signals, Inc., Plaintiffs v. Ultrak, Inc., Defendant), claiming unspecified damages for, and seeking injunctive relief against, patent infringement, trademark infringement, common law infringement and unfair competition relating to The Witness(R) product, a vehicle mounted surveillance and video recording system. The plaintiffs charged that Ultrak has infringed upon their Patent Nos. 4,789,904 ("Vehicle Mounted Surveillance and Video Taping System") and 4,949,186 ("Vehicle Mounted Surveillance System"). Ultrak has denied the allegations and asserted affirmative defenses of non-infringement, invalidity and unenforceability, and asserted counterclaims of monopolization and attempt to monopolize, conspiracy to monopolize and unfair competition. Discovery in the case is substantially complete and the case is presently scheduled to trial in late 1997. There can be no assurance that the Company will prevail in this litigation, or that the Company will be able to license any valid or infringed patent on reasonable terms, if at all, if the Company does not prevail. The Company's total sales of The Witness product were approximately $100,000, $250,000 and $400,000 in 1994, 1995 and 1996, respectively. In the opinion of the Company's management, if the legal proceeding described above is determined adversely to the Company, it should not have a material adverse effect upon the Company's business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the stockholders of the Company during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

     The Common Stock commenced trading on the Nasdaq Stock Market's Nasdaq National Market ("Nasdaq National Market") on January 18, 1994 under the symbol "ULTK." Prior to that time, the Common Stock was traded in the over-the-counter market. Prices shown do not include adjustments for retail markups, markdowns or commissions. The following table sets forth the high and low closing prices on the Nasdaq National Market for the periods indicated:

                                                               HIGH      LOW
                                                              ------    ------
1995
  First quarter.............................................  $ 7.25    $ 5.63
  Second quarter............................................    9.50      6.38
  Third quarter.............................................    7.38      5.63
  Fourth quarter............................................    6.44      4.75
1996
  First quarter.............................................  $ 9.75    $ 6.38
  Second quarter............................................   19.38      9.25
  Third quarter.............................................   29.00     15.63
  Fourth quarter............................................   33.25     24.13

     As of February 28, 1997, there were approximately 1,300 holders of record of the Common Stock.

     The Company has never paid cash dividends on the Common Stock. The Company presently intends to retain earnings to finance the development and expansion of its business. The declaration in the future of any cash dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors. The Company intends to continue to pay dividends on outstanding shares of Series A Preferred Stock, all of which are owned by George K. Broady, the Chairman, Chief Executive Officer and President of the Company. Dividends in the amount of $117,210 have been paid annually to Mr. Broady since the issuance of the Series A Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On September 27, 1996, the Company issued an aggregate of 289,855 shares of Common Stock to the owners of Bisset (residents of France) in connection with the acquisition of Bisset by the Company. The share price used for such issuance was $17.25 per share. Exemption from registration was claimed under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

     On February 17, 1997, the Company issued 175,000 shares of Common Stock to the owner of the remaining 25% of the outstanding stock of MAXPRO not owned by the Company in exchange for such 25% ownership interest in MAXPRO. The share price used for such issuance was $17.49 per share. Exemption from registration was claimed under Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data for the Company as of and for the five fiscal years ended December 31, 1996, have been derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited by Grant Thornton LLP, independent public accountants. The selected consolidated financial data includes the effects of businesses acquired in 1994, 1995 and 1996. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes which are included elsewhere herein.

                                                              YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                  1992      1993      1994       1995       1996
                                                 -------   -------   -------   --------   --------
INCOME STATEMENT DATA:
Net sales......................................  $28,864   $52,412   $79,063   $101,232   $136,636
Cost of sales..................................   21,496    39,554    59,350     76,319     95,786
                                                 -------   -------   -------   --------   --------
Gross profit...................................    7,368    12,858    19,713     24,913     40,850
Marketing and sales expenses...................    4,579     7,025    11,201     13,255     18,766
General and administrative expenses............    1,510     2,178     3,133      5,542     10,307
                                                 -------   -------   -------   --------   --------
          Total operating expenses.............    6,089     9,203    14,334     18,797     29,073
                                                 -------   -------   -------   --------   --------
Operating profit...............................    1,279     3,655     5,379      6,116     11,777
Other expense..................................      709       635     1,076      1,881        285
                                                 -------   -------   -------   --------   --------
Income from continuing operations before income
  taxes........................................      570     3,020     4,303      4,235     11,492
Incomes taxes..................................       26       382     1,514      1,540      3,893
                                                 -------   -------   -------   --------   --------
Income from continuing operations..............      544     2,638     2,789      2,695      7,599
Income (loss) from discontinued operations.....      294    (1,834)     (190)        --         --
                                                 -------   -------   -------   --------   --------
          Net income...........................      838       804     2,599      2,695      7,599
Dividend requirements on preferred stock.......      117       117       117        117        117
                                                 -------   -------   -------   --------   --------
Net income allocable to common stockholders....  $   721   $   687   $ 2,482   $  2,578   $  7,482
                                                 =======   =======   =======   ========   ========
Weighted average shares
  outstanding -- primary.......................    6,846     6,790     6,819      7,148     10,028
Income per common share from continuing
  operations -- primary........................  $  0.06   $  0.37   $  0.39   $   0.36   $   0.75
Net income per common share -- primary.........  $  0.11   $  0.10   $  0.36   $   0.36   $   0.75

                                                                 AS OF DECEMBER 31,
                                                  ------------------------------------------------
                                                   1992      1993      1994      1995       1996
                                                  -------   -------   -------   -------   --------
BALANCE SHEET DATA:
Working capital.................................  $ 5,585   $ 4,966   $ 5,676   $ 9,880   $119,163
Total assets....................................   16,199    25,385    36,353    52,955    172,578
Short-term debt.................................    7,135    12,875    18,244    24,482         --
Long-term debt..................................      285        --        --     1,535         --
Stockholders' equity............................    6,818     7,541    10,070    16,497    155,961

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The consolidated financial statements include the accounts of Ultrak and its nine consolidated subsidiaries. The Company is further organized into separate selling divisions, all supported by common administrative functions such as credit, accounting, payroll, purchasing, warehousing, training and computer services. All significant intercompany balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

     The Company has experienced substantial growth in recent years. During the past eight years, net sales have grown from $1.8 million in 1987 to $136.6 million in 1996. Increases in net sales have come from increased volume of sales of existing products to all of the markets served by the Company, introduction and sales of new products in the CCTV and related markets, creation of new selling groups to focus on new CCTV and related markets and acquisitions of businesses in the CCTV industry.

     During 1995, the Company completed three acquisitions. The largest company acquired was Diamond, a manufacturer of commercial CCTV security and surveillance systems used by large retailers, of traffic management systems used by municipalities and of viewing systems used by industry in hazardous settings. The transaction was accounted for as a purchase and the operations have been included in the Company's financial statements since July 1, 1995. Diamond's sales for the six months ended December 31, 1995 were approximately $6.9 million.

     In 1996, the Company completed three international acquisitions and made a minority investment in a third company. Effective July 1, 1996, Ultrak acquired approximately 75% of the outstanding stock of MAXPRO, a manufacturer of large scale CCTV switching systems based in Perth, Western Australia. The transaction was accounted for as a purchase and MAXPRO's operations have been included in the Company's financial statements since the date of acquisition. On February 17, 1997, the Company acquired the remainder of the outstanding stock of MAXPRO. On September 26, 1996, Ultrak acquired all of the outstanding share capital of Bisset, a distributor of CCTV and professional audio products based in Paris, France. The transaction was accounted for as a purchase and Bisset's operations have been included in the Company's financial statements since October 1, 1996. On September 6, 1996, Ultrak acquired approximately 24% of the outstanding stock of Lenel, a domestic security access control software company. The Company accounts for its investment in Lenel using the equity method. On December 16, 1996, Ultrak acquired all of the outstanding stock of VideV, a distributor of CCTV products based in Dusseldorf, Germany. The transaction was accounted for as a purchase and the operations have been included in the Company's financial statements since the date of acquisition.

     Product sales are recorded when goods are shipped to the customer. Most of the Company's sales are made to its domestic customers on net 30 day credit terms after a credit review has been performed to establish creditworthiness and to determine an appropriate credit line. The Company's international sales are made under varying terms depending upon the creditworthiness of the customer, and include the use of letters of credit, payment in advance of shipment or open trade terms. Sales to one customer accounted for approximately 19% and 12% of total sales during 1995 and 1996, respectively.

     Cost of sales for most of the Company's products includes the cost of the product shipped plus freight, customs and other costs associated with delivery from foreign contract manufacturers or from domestic suppliers. Cost of sales for products manufactured by Ultrak includes direct labor and overhead as well as an allocated portion of indirect overhead.

     Marketing and sales expenses are costs related to the Company's sales efforts, which include costs incurred by both direct employees of the Company and independent sales representatives. Marketing and sales expenses consist primarily of salaries, commissions and related benefits, depreciation, telephone, advertising, warranty, printing, product literature, sales promotion and travel-related costs.

     General and administrative expenses include costs of all corporate and general administrative functions that support the existing selling divisions as well as provide the infrastructure for future growth. General and administrative expenses consist primarily of salaries and related benefits of executive, administrative, operations and engineering, research and development personnel, legal, audit and other professional fees, depreciation, supplies, other engineering costs and travel-related costs. During 1995 and 1996, the Company added new corporate management in several areas to help facilitate and manage its growth.

     Engineering, research and product development costs are included in general and administrative expenses and consist primarily of salaries, overhead and material costs associated with the development of new products offered by the Company. All such costs are expensed when incurred. The Company's investment in engineering, research and product development increased significantly during 1995, and continued to increase on an absolute basis in 1996.

     During 1995 and 1996, the Company incurred legal costs associated with a patent infringement lawsuit and the enforcement of rights it obtained from a patent acquired during 1995, and the Company expects to continue incurring such costs until the lawsuit is resolved. See "Business -- Legal Proceedings."

     The Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rate between the Company's subsidiaries' local currency and the dollar will affect the conversion of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results. Conversion adjustments are reported as a separate component of stockholders' equity. To date, such adjustments have not been material to the Company's financial statements.

     A substantial portion of the Company's purchases and sales are derived from operations outside the United States. Since the revenues and expenses of the Company's foreign operations are generally denominated in local currency, exchange rate fluctuations between local currencies and the dollar subject the Company to currency exchange risks with respect to the results of its foreign operations. Therefore, the Company is subject to these risks to the extent it is unable to denominate its purchases or sales in dollars or otherwise shift to its customers or suppliers the effects of currency exchange rate fluctuations. The Company currently does not engage in currency hedging transactions but may do so in the future. Such fluctuations in exchange rates could have a material adverse effect on the Company's results of operations.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto incorporated by reference in this Report.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of net sales represented by certain items in the Company's consolidated summary of income for the indicated periods.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1994     1995     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%    100%
Cost of sales...............................................   75.1     75.4     70.1
                                                              -----    -----    -----
Gross profit................................................   24.9     24.6     29.9
Marketing and sales expenses................................   14.2     13.1     13.8
General and administrative expenses.........................    3.9      5.5      7.5
                                                              -----    -----    -----
          Total operating expenses..........................   18.1     18.6     21.3
                                                              -----    -----    -----
Operating profit............................................    6.8      6.0      8.6
Other expense...............................................    1.4      1.8      0.2
                                                              -----    -----    -----
Income from continuing operations before income taxes.......    5.4      4.2      8.4
Income taxes................................................    1.9      1.5      2.8
                                                              -----    -----    -----
Income from continuing operations...........................    3.5      2.7      5.6
Loss from discontinued operations...........................   (0.2)      --       --
                                                              -----    -----    -----
Net income..................................................   3.3%     2.7%     5.6%
                                                              =====    =====    =====

  Year Ended December 31, 1996, Compared with Year Ended December 31, 1995

     For the year ended December 31, 1996, net sales were $136.6 million, an increase of $35.4 million (35%) over 1995. This increase was due to the effect of new acquisitions during 1996, sales of new products introduced during 1996 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

     Cost of sales were $95.8 million for 1996, an increase of $19.5 million (26%) over 1995. Gross profit margins on net sales increased to 29.9% in 1996 from 24.6% in 1995. This increase was due to increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of the acquisitions of Diamond and MAXPRO (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and Bisset and higher margins earned on new products introduced during 1996.

     Marketing and sales expenses were $18.8 million for 1996, an increase of $5.5 million (42%) over 1995. Marketing and sales expenses for 1996 were 13.8% of net sales, up from 13.1% in 1995. This increase was due to the effect of acquisitions during 1995 and 1996 and the effect in 1996 of hiring additional sales, sales support and marketing and product management personnel, in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

     General and administrative expenses were $10.3 million for 1996, an increase of $4.8 million (86%) over 1995. General and administrative expenses for 1996 were 7.5% of net sales, up from 5.5% of net sales in 1995. This increase was a result of the acquisitions in 1995 and 1996, including Diamond, MAXPRO and Bisset, which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations and the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

     Other expenses were approximately $285,000 for 1996, a decrease of $1.6 million from 1995. This decrease was due primarily to lower interest expense resulting from the repayment of bank and other lender borrowings in June 1996, from the proceeds of the sale of Common Stock in June and November 1996.

  Year Ended December 31, 1995, Compared with Year Ended December 31, 1994

     For the year ended December 31, 1995, net sales were $101.2 million, an increase of $22.2 million (28%) over 1994. This increase was due to the effect of new acquisitions during 1995, increased volume of sales of existing CCTV products to all of the markets that the Company serves and sales of new products introduced during 1995.

     Cost of sales was $76.3 million for 1995, an increase of $17.0 million (29%) over 1994. This increase was comparable to the overall increase in sales between the two periods. Gross profit margins decreased slightly to 24.6% in 1995 from 24.9% in 1994. This decrease was due to price competition in the CCTV market, offset partially by the effect of higher margins on new products and products marketed by companies acquired during 1995.

     Marketing and sales expenses were $13.3 million for 1995, an increase of $2.1 million (18%) over 1994. This increase was due to the effect in 1995 of new acquisitions and the effect of hiring additional CCTV sales and support staff as well as the increased travel and related costs incurred to support the increased level of business. Marketing and sales expenses during 1995 were 13.1% of net sales, down from 14.2% of net sales during 1994.

     General and administrative expenses were $5.5 million for 1995, an increase of $2.4 million (77%) over 1994. General and administrative expenses during 1995 were 5.5% of net sales, up from 3.9% of net sales during 1994. This increase was due to the effect in 1995 of new acquisitions, the creation of a separate engineering, research and product development function and the hiring of additional purchasing, operations and other administrative staff and related costs necessary to support the increased level of business.

     Other expenses were $1.9 million for 1995, an increase of $805,000 (75%) over 1994. The increase was due primarily to increased interest rates on higher borrowings outstanding during the year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a net increase in cash for 1996 of approximately $70.5 million. Net cash used in operating activities for the year was approximately $1.4 million, primarily consisting of increases in accounts and notes receivable, inventory and advances for inventory purchases required by increased sales and decreases in trade accounts payable arising from the Company's decision to actively pursue early payment to earn discounts. Net cash used in investing activities was approximately $22.0 million consisting of purchases of property and equipment and cash payments made for acquisitions. Net cash provided by financing activities was approximately $93.9 million consisting of net proceeds from the sale of Common Stock in two public offerings, offset by the repayment of borrowings on bank and other lender revolving lines of credit, the purchase of approximately $246,000 in treasury stock and the payment of dividends on the Series A Preferred Stock.

     On July 26, 1996, the Company entered into a three-year credit facility with a bank. The credit facility initially provides up to $20.0 million in revolving credit with interest at the Prime Rate minus 0.25% or LIBOR plus 0.75% payable quarterly. Borrowings under the facility are collateralized by substantially all assets of the Company. The credit facility contains certain restrictive covenants and conditions, including debt to cash flow, tangible net worth and fixed charge coverage ratios.

     As of December 31, 1996, the Company had no outstanding borrowing under the revolving lines of credit under its bank facility. The Company was in compliance with all of its covenants as of December 31, 1996.

     The Company believes that internally generated funds, available borrowings under the credit facility, current amounts of cash and the net proceeds from the sale of Common Stock in November 1996 will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and its subsidiaries which are required by this Item 8 are listed in Part IV Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT

     The following table sets forth certain information concerning the executive officers and directors of the Company.

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
George K. Broady..........................  58    Chairman of the Board, Chief Executive
                                                  Officer and President
James D. Pritchett........................  50    Executive Vice President, Chief Operating
                                                    Officer and Director
Tim D. Torno..............................  39    Vice President-Finance, Secretary,
                                                  Treasurer and Chief Financial Officer
Anne De Greef-Safft.......................  34    Vice President-Marketing
Albert J. Gold............................  65    Vice President-Sales
Jeffrey D. Blum...........................  34    Vice President-Professional Security
A. Neal Cooper............................  37    Vice President-Research and Development
William C. Lee(1).........................  57    Director
Charles C. Neal(1)........................  38    Director
Robert F. Sexton(1).......................  62    Director
Roland Scetbon............................  51    Director and Managing Director of Bisset

---------------

(1) Member of the Audit and Compensation Committees.

     George K. Broady became Chairman of the Board, President and Chief Executive Officer of the Company in March 1991. From 1988 to 1991, Mr. Broady was the President and owner of Geneva Merchant Bankers of Dallas, Texas. Prior to 1988, Mr. Broady was Chairman and Chief Executive Officer of Network Security Corporation, a company that he founded in 1970. Mr. Broady received his Bachelor of Science degree (cum laude) from Iowa State University in 1960.

     James D. Pritchett joined the Company in September 1988 as Chief Operating Officer. He was elected Director in August 1989 and became Executive Vice President in October 1991. From October 1980 to September 1988, Mr. Pritchett was Executive Vice President and Chief Operating Officer of Booth, Inc., a manufacturer of electronic equipment. Mr. Pritchett received his Bachelor of Science degree in Mechanical Engineering from the University of Texas at Arlington in 1969, and his Masters of Science degree in Mechanical Engineering in 1972 from Southern Methodist University.

     Tim D. Torno has been the Vice President-Finance, Secretary, Treasurer and Chief Financial Officer of the Company since August 1988. From May 1980 to August 1988, Mr. Torno was employed by KPMG Peat Marwick in Denver, New York and Corpus Christi, Texas, in various capacities, including senior manager. Mr. Torno received a Bachelor of Business Administration degree in Accounting (cum laude) from Texas A & M University in 1979 and a Masters of Business Administration degree (with honors) in 1993 from the University of Phoenix, Denver, Colorado and is a Certified Public Accountant.

     Anne De Greef-Safft has been the Vice President-Marketing of the Company since July 1996. Ms. De Greef-Safft joined the Company in December 1995 as its Managing Director of Marketing. Ms. De Greef-Safft was employed as Director of Marketing and Sales of C-Power Products, Inc. of Dallas, Texas from 1993 to December 1995. From 1990 to 1993, Ms. De Greef-Safft was a Senior Market Development Engineer for Rogers Corp. of Rogers, Connecticut. She received her Bachelor of Science and Master of Science in

Electronics Engineering (with Distinction), from the University of Louvain, Belgium in June 1985 and a Master of Business Administration (Summa Cum Laude) from Babson College in May 1995. Ms. De Greef-Safft speaks fluent Dutch, French and German in addition to English.

     Albert J. Gold has been the Vice President-Sales of the Company since 1993. Mr. Gold joined the Company in June 1991 as Managing Director of National Accounts. Mr. Gold was employed as Vice President-Sales and Marketing of Koyo, based in New York, from 1977 to 1991. Mr. Gold has served as Co-Founder and Executive Vice President of the Closed Circuit Television Manufacturers Association. Prior to 1977, Mr. Gold had a long career with CBS.

     Jeffrey D. Blum has been the Vice President-Professional Security of the Company since joining the Company in July 1995. Mr. Blum was employed by Presearch, Inc., based in Virginia, as Program Director from 1987 to June 1995, where he was responsible for engineering, marketing and sales. Mr. Blum holds one patent. Mr. Blum received his B.S. in Industrial Engineering from Lehigh University in 1984 and he currently serves as a Director of the Security Industry Association.

     A. Neal Cooper has been the Vice President-Research and Development of the Company since January 1997. Mr. Cooper joined the Company in September 1994 as Managing Director of Product Development. Mr. Cooper was employed by Texas Instruments of Dallas from 1980 to September 1994 where he was most recently held the position of Manager of Systems Development for the Image Sensor Products Division of the Semiconductor Group. Mr. Cooper holds five patents and has over ten patents pending. Mr. Cooper received his Bachelor of Science in Electrical Engineering from Southern Methodist University in 1985.

     William C. Lee became a director of the Company in May 1994. Mr. Lee has been the Chief Financial Officer of the Annuity Board of the Southern Baptist Convention, a pension and insurance management company, since July 1991. Mr. Lee served as a Managing Director of Geneva Merchant Bankers of Dallas, Texas from 1989 until 1991. Mr. Lee earned his Bachelor of Business Administration degree from Texas A & M University in 1962 and his Masters of Business Administration degree from Southern Methodist University in 1966 and is a Certified Public Accountant.

     Charles C. Neal became a Director of the Company in May 1994. Mr. Neal has been President of Chas. A. Neal & Company of Miami, Oklahoma, a company which owns interests in oil and gas properties and in various corporations in several industries, including banking, since 1989. From 1985 to 1989, Mr. Neal was with Merrill Lynch & Co. Mr. Neal received his Bachelor of Arts degree in Economics from the University of Oklahoma in 1981 and a Juris Doctor/Masters of Business Administration degree from the University of Chicago Law School and Graduate School of Business in 1985.

     Robert F. Sexton became a Director of the Company in May 1995. Mr. Sexton has been President of Bakery Associates, Inc., a company which brokers bakery packaging goods, since 1983. From 1973 to 1983, Mr. Sexton was Executive Vice President and a director of Campbell Taggart, Inc., a baking company. Mr. Sexton is also a director of Republic Group, Inc., a New York Stock Exchange-listed manufacturer and distributor of paperboard. Mr. Sexton earned his Bachelor of Business Administration degree in Industrial Management in 1956 from the University of Texas.

     Roland Scetbon became a Director of the Company in September 1996. Mr. Scetbon was one of the two principal owners of Bisset and has served as President and Managing Director of Bisset since the Company purchased it in September 1996. Prior to that time, Mr. Scetbon had been associated with Bisset since 1966, most recently serving as President. Mr. Scetbon's election as a Director of the Company was in conjunction with the acquisition of Bisset.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than 10% of the Common Stock or securities convertible into Common Stock, to file with the Securities and Exchange Commission ("SEC") and the Nasdaq National Market reports of ownership and reports of changes in ownership in the Common Stock and securities convertible into Common

Stock of the Company. Such officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during its fiscal year ended December 31, 1996, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with, except that Mr. Scetbon was late in filing a Form 3 on his election to the board of directors and Messrs. Gold, Blum and Cooper and Ms. De Greef-Safft were late in filing a Form 3 on their election as executive officers.

ITEM 11. EXECUTIVE COMPENSATION

     The following summary sets forth all annual and long-term compensation paid or accrued to the Company's Chief Executive Officer and each of the Company's executive officers earning in excess of $100,000 during 1996 for services rendered to the Company during the fiscal years ended December 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL                            LONG-TERM
                                     COMPENSATION                       COMPENSATION
                       -----------------------------------------   -----------------------
                                                                           AWARDS
                                                                   -----------------------
                                                                                SECURITIES
      NAME AND                                         OTHER       RESTRICTED   UNDERLYING
      PRINCIPAL                                        ANNUAL        STOCK       OPTIONS/       ALL OTHER
      POSITION         YEAR    SALARY     BONUS     COMPENSATION     AWARDS      SARS(2)     COMPENSATION(3)
      ---------        ----   --------   -------    ------------   ----------   ----------   ---------------
George K. Broady,      1996   $289,440        --(1)      --            --             --         $2,286
  Chief Executive      1995   $268,000        --         --            --         50,000         $2,179
  Officer and          1994   $240,000   $84,000         --            --             --         $1,613
  President
James D. Pritchett,    1996   $213,864        --(1)      --            --             --         $3,800
  Executive Vice       1995   $198,000        --         --            --         37,500         $3,657
  President            1994   $164,000   $57,400         --            --             --         $2,737
Tim D. Torno,          1996   $149,040        --(1)      --            --             --         $2,327
  Vice President-      1995   $138,000        --         --            --         18,750         $2,296
  Finance, Secretary,  1994   $105,000   $36,750         --            --             --         $1,872
  Treasurer and Chief
  Financial Officer

---------------

(1) Bonuses have not been finally determined for 1996.

(2) SARs are defined as stock appreciation rights.

(3) Company's contribution to employee's 401(k).

NONQUALIFIED STOCK OPTION PLAN

     The Company adopted a Nonqualified Stock Option Plan (the "Plan") on April 15, 1988. The Plan (amended November 1, 1991 and December 28, 1993) relates to a total of 833,333 shares of Common Stock. Options to purchase such shares may be issued to full-time employees, including officers, chosen by the Compensation Committee of the Board of Directors. The options vest based upon full-time employment with the Company at the rate of 20% per year over a five-year period. The options expire ten years from the date of grant. The option exercise price is based upon the approximate current value of the Company's Common Stock on the date of grant. Options which are vested may be exercised at any time thereafter and prior to the expiration of the option.

     The options may be exercised for the entire amount of optioned shares granted in the event (i) the optionee dies or becomes disabled, (ii) the Company is merged, consolidated or reorganized, (iii) the Company is dissolved or liquidated, (iv) substantially all property and assets of the Company are sold,
(v) if more than 50% ownership of the Company is transferred, or (vi) if the employee is terminated, but not for cause, and his written employment agreement so provides. Further, if an employee is dismissed for cause, unexercised options to the extent vested may be exercised for 30 days before automatically expiring.

     As of December 31, 1996, options to purchase 658,775 shares were outstanding at exercise prices ranging from $1.20 per share to $28.75 per share. Of the total options, options to purchase 420,101 shares were subject to options held by the three executive officers of the Company. The option exercise price is set by the Compensation Committee of the Board of Directors on the date of grant near or at the then verifiable market price of the Company's Common Stock. During 1996, 47,000 options were granted to employees of the Company at the then market price. During 1996, 21,850 options were exercised by 10 employees and options to purchase 33,250 shares were cancelled.

     In January 1997, the Compensation Committee approved the grant on April 1, 1997 of approximately 140,000 options to various employees. The options will be priced using the closing price of the Common Stock on April 1, 1997 and are based upon achievement of economic value added and market value added considerations for 1996.

OPTION/SAR GRANTS, EXERCISES AND HOLDINGS

     There were no exercises of stock options (or tandem SARs) and freestanding SARs during 1996 by the named executive officers. The unexercised options owned by the named executive officers as of December 31, 1996 are presented below:

                                                             NUMBER OF
                                                             SECURITIES          VALUE OF
                                                             UNDERLYING        UNEXERCISED
                                                            UNEXERCISED        IN-THE-MONEY
                                                            OPTIONS/SARS       OPTIONS/SARS
                                    SHARES       VALUE      AT 12/31/96        AT 12/31/96
                                  ACQUIRED ON   REALIZED    EXERCISABLE/       EXERCISABLE/
              NAME                EXERCISE #      ($)      UNEXERCISABLE      UNEXERCISABLE
              ----                -----------   --------   --------------   ------------------
George K. Broady................      --           --      148,851/40,000   $4,183,737/994,800
James D. Pritchett..............      --           --      124,166/30,000   $3,493,590/746,100
Tim D. Torno....................      --           --       93,750/23,333   $1,466,388/627,207

EMPLOYEE BENEFIT PLANS

     The Company does not sponsor any defined benefit or actuarial plans. However, the Company does sponsor a 401(k) plan for all eligible employees whereby the Company matched 40% during 1996 of the employees' contribution up to 6% of the employee's base salary. In 1996, Messrs. Broady, Pritchett and Torno received $2,286, $3,800 and $2,327, respectively, in matching 401(k) contributions under the program.

     During 1996, the Company provided a medical insurance program for its full-time employees of which it paid 60% of the premium. As of December 31, 1996, the Company did not have any life insurance or any defined benefit retirement or pension plans for its employees, officers or directors.

     The Company has a policy that all loans from the Company or its subsidiaries to its officers, directors and key employees or their affiliates must be approved by a majority of disinterested directors. There were no loans to officers, directors and/or key employees or their affiliates during 1996.

COMPENSATION OF DIRECTORS

     Each director of the Company serves until the next annual meeting of the Company's stockholders or until his successor is elected and qualified. Each independent director receives an annual fee $16,500, and officers and directors are generally reimbursed for out-of-pocket expenses incurred in connection with attendance at Board of Directors and committee meetings.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     Messrs. James D. Pritchett, Executive Vice President of the Company and Tim
D. Torno, Vice President-Finance, Secretary, Treasurer and Chief Financial Officer, have written employment agreements with the Company with varying terms and provisions. The Company has no termination of employment or change-in-control arrangements, except as to the substantive effect of Mr. Broady's stock ownership.

     Mr. Pritchett's employment agreement, entered into in 1995, provides for a two year term, but automatically extends for one year periods. Mr. Torno's employment agreement was also entered into in 1995 and provides for a one year term but automatically extends for one year periods. The employment agreements set Mr. Pritchett and Mr. Torno's base salaries at $198,000 and $138,000, respectively, however, the Board of Directors may decide to compensate the two at higher rates.

     The employment agreements also contain standard provisions relating to the employee being entitled to participation in the Company's 1988 Nonqualified Stock Option Plan and participation in a bonus program. The agreements provide that the employee is to be reimbursed for reasonable expenses incurred in connection with the Company's business and certain relocation expenses. The agreements further provide for standard paid vacations, other health and accident coverage and insurance benefits.

     The Company may terminate the employment agreements if the employee commits a breach of the agreement, is convicted of a criminal offense, becomes bankrupt, grossly neglects the performance of his duties or becomes chemically addicted to alcohol, drugs or any controlled substance. If terminated by the Company for any of those reasons, it is considered cause, and upon termination for cause, all benefits, including all stock options previously granted to the employee, are cancelled and rendered null and void. In the event the Company terminates the employee without cause, then all options become exercisable for the full amount of the optioned shares and the employee is entitled to receive all compensation he would otherwise have been entitled to receive under the terms of the agreement and all other benefits for a period of 18 months for Mr. Pritchett and a period of one year for Mr. Torno. If the employee terminates the agreement for any reason, he is entitled to exercise only those options which have been fully vested at the time of termination and he must exercise them within 30 days of the date of termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     William C. Lee, Charles C. Neal and Robert F. Sexton are members of the Compensation Committee of the Board of Directors. Each of Messrs. Lee, Neal and Sexton is an independent director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock and Series A Preferred Stock as of December 31, 1996 by (i) each person who is known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock or the outstanding shares of Series A Preferred Stock of the Company and their address, (ii) each executive officer and director, (iii) each nominee for director and (iv) all executive officers and directors as a group.

                                                                      SERIES A PREFERRED
                                              COMMON STOCK(1)              STOCK(1)
                                          -----------------------    ---------------------
                                           SHARES      PERCENTAGE    SHARES     PERCENTAGE
                                          ---------    ----------    -------    ----------
George K. Broady(2).....................  2,190,435       15.2%      195,351      100.0%
Pilgrim Baxter & Associates, Ltd.(3)....  1,098,700        7.9%           --         --
James D. Pritchett(4)...................    161,996        1.2%           --         --
Roland Scetbon(5).......................    131,944        1.0%           --         --
Tim D. Torno(6).........................     53,750       *               --         --
Anne De Greef-Safft.....................      1,590       *               --         --
Albert J. Gold(7).......................     21,667       *               --         --
Jeffrey D. Blum(8)......................      4,500       *               --         --
A. Neal Cooper(9).......................      5,000       *               --         --
William C. Lee..........................     29,667       *               --         --
Charles C. Neal(10).....................    156,909        1.1            --         --
Robert F. Sexton(11)....................    103,066       *               --         --
All executive officers and directors as
  a group (eleven persons)(12)..........  2,860,524       19.6%      195,351      100.0%

---------------

 *  less than 1%

 (1) Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares shown as beneficially owned.

 (2) Includes 166,667 shares held by a trust for the benefit of members of Mr. Broady's extended family, of which Mr. Broady serves as sole trustee, 148,851 shares issuable upon exercise of stock options currently exercisable or exercisable within 60 days and 406,981 shares issuable upon conversion of shares of the Series A Preferred Stock owned by Mr. Broady. Mr. Broady disclaims beneficial ownership of the shares of Common Stock owned by the trust. Mr. Broady owns all 195,351 outstanding shares of Series A Preferred Stock and each share of Series A Preferred Stock has
     16.667 votes on all matters submitted to a vote of stockholders. Through his ownership of Common Stock and the Series A Preferred Stock, Mr. Broady controls approximately 28.6% of the voting power of all outstanding shares of capital stock. Mr. Broady's address is 1220 Champion Circle, Suite 100, Carrollton, Texas 75006.

 (3) Pilgrim Baxter & Associates, Ltd.'s address is 11255 Drummer Lane, Suite 300, Wayne, Pennsylvania 19087.

 (4) Includes 124,167 shares issuable upon exercise of stock options currently exercisable or exercisable within 60 days held by Mr. Pritchett.

 (5) All of the shares are owned by Frida, S.A., a corporation owned by Mr. Scetbon.

 (6) Includes 53,750 shares issuable upon exercise of stock options currently exercisable or exercisable within 60 days held by Mr. Torno.

 (7) Includes 13,167 shares issuable upon exercise of stock options currently exercisable or exercisable within 60 days held by Mr. Gold, 6,000 shares owned by his wife and 2,500 shares owned jointly by his wife and daughter.

 (8) Includes 2,000 shares issuable upon exercise of stock options currently exercisable or exercisable within 60 days held by Mr. Blum.

 (9) Includes 2,000 shares issuable upon exercise of stock options currently exercisable or exercisable within 60 days held by Mr. Cooper.

(10) Comprised of 9,650 shares owned by Pantheon, Incorporated, a corporation owned by Mr. Neal and his wife, and 147,259 shares owned by Chas. A. Neal & Company, a corporation of which Mr. Neal is President.

(11) Includes 5,556 shares owned by Mr. Sexton's wife.

(12) Includes options to purchase an aggregate of 343,935 shares held by Messrs. Broady, Pritchett, Torno, Gold, Blum and Cooper.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since July 1993, the Company has provided Veravision, Inc. ("Veravision") with a working capital line of credit in return for interest on the borrowed funds and warrants to purchase Veravision's capital stock. On December 30, 1994, Mr. Broady, the Chairman of the Board, Chief Executive Officer and President of the Company, guaranteed the repayment of certain indebtedness of Veravision to the Company. Prior to the Company making the line of credit available to Veravision, Mr. Broady had no relationship with Veravision. Prior to Mr. Broady's guarantee, Veravision had granted the Company warrants to purchase 59% of Veravision's capital stock on a fully-diluted basis. Mr. Broady guaranteed certain amounts due under notes made by Veravision to the Company. At December 31, 1996, the amount guaranteed by Mr. Broady was approximately $470,000 and the total amount of indebtedness of Veravision to the Company was $1,000,000. In consideration of his guaranty, the Company transferred warrants to purchase approximately 30% of Veravision's capital stock to Mr. Broady. Should the amount covered by Mr. Broady's guaranty increase, the Company would be obligated to transfer warrants to purchase additional shares of Veravision stock to Mr. Broady. Veravision is a supplier of certain dental camera products to the Company. Purchases by the Company of Veravision products in 1996 totaled approximately $1,399,000. At present, Mr. Broady's only relationship with Veravision is in his capacity as a guarantor of certain debt owed to the Company by Veravision (as described above) and as the holder of warrants to acquire approximately 30% of Veravision's stock. Mr. Broady is neither an officer nor director of Veravision. In December, 1996, Veravision entered into an agreement with a subsidiary of the Company pursuant to which Veravision will merge into such subsidiary and become a wholly owned subsidiary of the Company.

     During 1996 the Company made purchases of approximately $427,000 from Ultrak Electronics Limited, a Hong Kong corporation of which Mr. Broady owns approximately 49% of the capital stock. The Company believes that the terms of these purchases were made at prices and on terms at least as favorable to the Company as those which could have been obtained in an arm's length transaction with an unaffiliated party.

     In September 1996, the Company acquired all of the outstanding share capital of Bisset for $5.0 million in cash, 289,855 shares of Common Stock, $2.5 million in deferred consideration payable in cash and Common Stock and up to an additional $2.5 million payable in cash and Common Stock, if certain pre-tax income levels are attained by Bisset over a one-year period beginning July 1, 1996. Roland Scetbon, a director of the Company, was one of the owners of Bisset and was elected as a director in conjunction with the acquisition of Bisset.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) Financial Statements

     The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

        Financial Statements

        Report of Independent Certified Public Accountants.

        Consolidated Balance Sheets as of December 31, 1996 and 1995.

        Consolidated Statements of Income for the years ended December 31, 1996,
         1995 and 1994.

        Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1996, 1995 and 1994.

        Consolidated Statements of Cash Flows for the years ended December 31,
         1996, 1995 and 1994.

        Notes to Consolidated Financial Statements.

  Financial Statement Schedule

     Report of Independent Certified Public Accountants

     Schedule II -- Valuation and Qualifying Accounts

  (b) Reports on Form 8-K

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 11, 1996 reporting the acquisition of Bisset and the investment in Lenel.

     A Current Report on Form 8-K/A (Amendment No. 1) was filed with the Securities and Exchange Commission on October 18, 1996, setting forth the opinion of KPMG Chartered Accountants.

     A Current Report on Form 8-K/A (Amendment No. 1) was filed with the Securities and Exchange Commission on October 21, 1996 setting forth the required financial statements with respect to Bisset.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 31, 1996 reporting the acquisition of VideV.

     A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 6, 1997 reporting the acquisition of MDI, Intervision and Veravision.

  (c) Exhibits

          3.1            -- Certificate of Incorporation of the Company (filed as
                            Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995)
          3.2            -- By-Laws of the Company (filed as Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
          4.1            -- Form of certificate representing shares of the Common
                            Stock (filed as Exhibit 4.1 the Company's Registration
                            Statement on Form S-2, Registration No. 333-02891)
         10.1            -- Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (filed as Exhibit 10.6 to the Company's Registration Statement
                            on Form S-1, Registration No. 55-3-31110)
         10.2            -- Amendment No. 2 to Ultrak, Inc. 1988 Non-Qualified Stock
                            Option Plan (filed as Exhibit 10 to the Company's Current
                            Report on Form 8-K dated December 28, 1993)
         10.3            -- Amendment No. 3 to Ultrak, Inc. 1988 Non-Qualified Stock
                            Option Plan
         10.4            -- Agreement and Plan of Reorganization, dated as of April
                            28, 1995, among Diamond Electronics, Inc., the
                            shareholders of Diamond signing the Agreement, the
                            Company and Diamond Purchasing Corp. (filed as Annex A to
                            the Company's Registration Statement on Form S-4
                            Registration No. 33-919)
         10.5            -- Employment Agreement, dated May 25, 1995, between the
                            Company and James D. Pritchett (filed as Exhibit 10.21 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1995)
         10.6            -- Employment Agreement, dated May 25, 1995, between the
                            Company and Tim D. Torno (filed as Exhibit 10.22 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
         10.7            -- Loan and Security Agreement, dated July 26, 1996 among
                            NationsBank of Texas, N.A. and the Company, Ultrak
                            Operating, L.P., Dental Vision Direct, Inc., Diamond
                            Electronics, Inc. and JAK Pacific Video Warranty and
                            Repair Services, Inc. (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996)

         10.8            -- Stock Purchase Agreement dated August 7, 1996 among Chris
                            Davies, Kim Rhodes, Scott Rhodes, Rhodes Davies &
                            Associates Pty Ltd. and the Company (filed as Exhibit
                            10.1 to the Company's Current Report on Form 8-K dated
                            August 23, 1996)
         10.09           -- Stock Purchase Agreement dated September 26, 1996 among
                            Maurice Scetbon, Monda, S.A., Frida, S.A., the Company
                            and Ultrak Holdings Limited (filed as Exhibit 10.1 to the
                            Company's Current Report on Form 8-K dated October 11,
                            1996)
         10.10           -- Purchase Agreement of German GmbH Share Capital, dated
                            December 16, 1996, among all of the shareholders of VideV
                            GmbH, Ultrak and Ultrak Holdings Limited (filed as
                            Exhibit 1 to the Company's Current Report on Form 8-K
                            dated December 31, 1996)
         10.11           -- Agreement and Plan of Merger dated February 10, 1997
                            among Monitor Dynamics, Inc., all of the shareholders of
                            Monitor Dynamics, Inc., Ultrak, Inc. and MDI Acquisition
                            Corp. (filed as Exhibit 1 to the Company's Current Report
                            on Form 8-K dated February 19, 1997)
         11.1            -- Computation of Per Share Data
         21.1            -- Subsidiaries of the Company
         27.1            -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of March, 1997.

                                            ULTRAK, INC.

                                            By:     /s/ GEORGE K. BROADY
                                             -----------------------------------
                                                      George K. Broady
                                                 Chief Executive Officer and
                                                           President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                         TITLE                        DATE
                        ----                                         -----                        ----

                /s/ GEORGE K. BROADY                   Chairman of the Board, Chief          March 21, 1997
-----------------------------------------------------    Executive Officer and President
                  George K. Broady                       (Principal Executive Officer)

               /s/ JAMES D. PRITCHETT                  Executive Vice President and          March 21, 1997
-----------------------------------------------------    Director
                 James D. Pritchett

                  /s/ TIM D. TORNO                     Vice President-Finance, Secretary,    March 21, 1997
-----------------------------------------------------    Treasurer and Chief Financial
                    Tim D. Torno                         Officer (Principal Financial and
                                                         Accounting Officer)

                 /s/ WILLIAM C. LEE                    Director                              March 21, 1997
-----------------------------------------------------
                   William C. Lee

                 /s/ CHARLES C. NEAL                   Director                              March 21, 1997
-----------------------------------------------------
                   Charles C. Neal

                /s/ ROBERT F. SEXTON                   Director                              March 21, 1997
-----------------------------------------------------
                  Robert F. Sexton

                 /s/ ROLAND SCETBON                    Director                              March 21, 1997
-----------------------------------------------------
                   Roland Scetbon

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Dallas, Texas
February 14, 1997, except for Note K as to which the date is March 13, 1997

                         ULTRAK, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1996           1995
                                                              ------------    -----------
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 71,810,707    $ 1,306,482
  Trade accounts receivable, less allowance for doubtful
     accounts of $764,118 and $439,104 at December 31, 1996
     and 1995, respectively.................................    23,800,284     15,619,459
  Notes receivable..........................................     1,109,534        288,968
  Inventories...............................................    29,698,137     21,293,216
  Advances for inventory purchases..........................     4,921,481      5,038,951
  Prepaid expenses and other current assets.................     3,156,489        313,460
  Deferred income taxes.....................................     1,283,788        943,046
                                                              ------------    -----------
          Total current assets..............................   135,780,420     44,803,582
PROPERTY, PLANT AND EQUIPMENT, at cost......................     7,718,605      5,694,265
  Less accumulated depreciation and amortization............    (2,606,498)    (1,576,366)
                                                              ------------    -----------
                                                                 5,112,107      4,117,899
GOODWILL, net of accumulated amortization of $611,383 and
  $212,894 at December 31, 1996 and 1995, respectively......    28,027,964      2,470,839
OTHER ASSETS................................................     3,657,624      1,562,475
                                                              ------------    -----------
          Total assets......................................  $172,578,115    $52,954,795
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable -- trade.................................  $ 11,228,246    $ 6,988,550
  Current portion of long-term debt.........................            --        180,960
  Notes payable.............................................            --     24,301,147
  Accrued expenses..........................................     2,835,733      1,613,925
  Federal and state income taxes payable....................       720,304        954,716
  Other current liabilities.................................     1,832,723        884,410
                                                              ------------    -----------
          Total current liabilities.........................    16,617,006     34,923,708
LONG-TERM DEBT..............................................            --      1,534,548
COMMITMENTS AND CONTINGENCIES...............................            --             --
STOCKHOLDERS' EQUITY
  Preferred stock, $5 par value, issuable in series;
     2,000,000 shares authorized; Series A, 12% cumulative
     convertible; authorized, issued and outstanding,
     195,351 shares.........................................       976,755        976,755
  Common stock, $.01 par value; 20,000,000 shares
     authorized; issued and outstanding, 13,863,101 and
     7,326,935 shares at December 31, 1996 and 1995,
     respectively...........................................       138,631         73,269
  Deferred issuance related to companies acquired (91,802
     common shares).........................................           918             --
  Additional paid-in capital................................   143,716,645     11,518,801
  Cumulative translation adjustment.........................       (35,000)            --
  Retained earnings.........................................    11,409,228      3,927,714
  Less treasury stock, at cost (35,000 common shares).......      (246,068)            --
                                                              ------------    -----------
          Total stockholders' equity........................   155,961,109     16,496,539
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $172,578,115    $52,954,795
                                                              ============    ===========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                             YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1996            1995           1994
                                                    ------------    ------------    -----------
Net sales.........................................  $136,636,124    $101,232,305    $79,062,711
Cost of sales.....................................    95,785,995      76,319,278     59,349,708
                                                    ------------    ------------    -----------
     Gross profit.................................    40,850,129      24,913,027     19,713,003
Other operating costs:
  Marketing and sales.............................    18,765,892      13,254,921     11,201,460
  General and administrative......................    10,307,631       5,542,529      3,132,856
                                                    ------------    ------------    -----------
                                                      29,073,523      18,797,450     14,334,316
                                                    ------------    ------------    -----------
     Operating profit.............................    11,776,606       6,115,577      5,378,687
Other expense (income):
  Interest expense................................     1,066,651       1,963,535      1,091,400
  Interest income.................................      (628,178)       (123,046)            --
  Minority interest...............................        67,981              --             --
  Other, net......................................      (221,564)         40,502        (15,245)
                                                    ------------    ------------    -----------
                                                         284,890       1,880,991      1,076,155
                                                    ------------    ------------    -----------
     Income before income taxes...................    11,491,716       4,234,586      4,302,532
Provision for income taxes........................     3,892,992       1,539,529      1,513,020
                                                    ------------    ------------    -----------
     Income from continuing operations............     7,598,724       2,695,057      2,789,512
Loss on disposal of discontinued operations.......            --              --        190,000
                                                    ------------    ------------    -----------
     NET INCOME...................................     7,598,724       2,695,057      2,599,512
Dividend requirements on preferred stock..........      (117,210)       (117,210)      (117,210)
                                                    ------------    ------------    -----------
Net income allocable to common stockholders.......  $  7,481,514    $  2,577,847    $ 2,482,302
                                                    ============    ============    ===========
Income per share:
  Primary.........................................  $        .75    $        .36    $       .36
                                                    ============    ============    ===========
  Assuming full dilution..........................  $        .73    $        .36    $       .36
                                                    ============    ============    ===========
Number of common shares used in computations:
  Primary.........................................    10,028,235       7,147,904      6,818,999
                                                    ============    ============    ===========
  Assuming full dilution..........................    10,476,069       7,576,329      7,236,985
                                                    ============    ============    ===========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                          1996           1995           1994
                                                      ------------    -----------    ----------
COMMON STOCK
  Beginning of year.................................  $     73,269    $    73,254    $   72,489
  Public offerings of common stock..................        59,800             --            --
  Change in par value...............................            --        (39,714)           --
  Acquisitions of businesses........................         2,913         39,457            --
  Exercise of stock options and warrants............         2,649            272           765
                                                      ------------    -----------    ----------
     End of year....................................  $    138,631    $    73,269    $   73,254
                                                      ============    ===========    ==========
DEFERRED ISSUANCE RELATED TO
  COMPANIES ACQUIRED
  Beginning of year.................................  $         --    $        --    $       --
  Acquisitions of businesses........................           918             --            --
                                                      ------------    -----------    ----------
     End of year....................................  $        918    $        --    $       --
                                                      ============    ===========    ==========
ADDITIONAL PAID-IN CAPITAL
  Beginning of year.................................  $ 11,518,801    $ 7,213,747    $7,167,765
  Public offerings of common stock, net of
     expenses.......................................   120,201,438             --            --
  Change in par value...............................            --         39,714            --
  Acquisitions of businesses........................    10,068,887      4,238,462            --
  Exercise of stock options and warrants............     1,927,519         26,878        45,982
                                                      ------------    -----------    ----------
     End of year....................................  $143,716,645    $11,518,801    $7,213,747
                                                      ============    ===========    ==========
CUMULATIVE TRANSLATION ADJUSTMENT
  Beginning of year.................................  $         --    $        --    $       --
  Translation adjustments...........................       (35,000)            --            --
                                                      ------------    -----------    ----------
     End of year....................................  $    (35,000)   $        --    $       --
                                                      ============    ===========    ==========
TREASURY STOCK
  Beginning of year.................................  $         --    $        --    $       --
  Treasury stock purchases..........................      (246,068)            --            --
                                                      ------------    -----------    ----------
     End of year....................................  $   (246,068)   $        --    $       --
                                                      ============    ===========    ==========

                         ULTRAK, INC. AND SUBSIDIARIES

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1996           1995          1994
                                                        -----------    ----------    ----------
RETAINED EARNINGS (ACCUMULATED DEFICIT)
  Beginning of year...................................  $ 3,927,714    $1,806,632    $ (675,670)
  Preferred stock dividends...........................     (117,210)     (117,210)     (117,210)
  Accumulated deficit of pooled company (Note B)                 --      (456,765)           --
  Net income..........................................    7,598,724     2,695,057     2,599,512
                                                        -----------    ----------    ----------
     End of year......................................  $11,409,228    $3,927,714    $1,806,632
                                                        ===========    ==========    ==========
COMMON SHARES
  Beginning of year...................................    7,326,935     6,555,619     6,538,352
  Public offerings of common stock....................    5,979,977            --            --
  Acquisitions of businesses..........................      291,316       762,816            --
  Exercise of stock options and warrants..............      264,873         8,500        17,267
                                                        -----------    ----------    ----------
                                                         13,863,101     7,326,935     6,555,619
                                                        ===========    ==========    ==========
COMMON STOCK TO BE ISSUED
  Beginning of year...................................           --            --            --
  Acquisitions of businesses..........................       91,802            --            --
                                                        -----------    ----------    ----------
     End of year......................................       91,802            --            --
                                                        ===========    ==========    ==========
TREASURY SHARES -- COMMON
  Beginning of year...................................           --            --            --
  Treasury stock purchases............................       35,000            --            --
                                                        -----------    ----------    ----------
     End of year......................................       35,000            --            --
                                                        ===========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1996           1995           1994
                                                     ------------    -----------    -----------
Cash flows from operating activities:
  Net income.......................................  $  7,598,724    $ 2,695,057    $ 2,599,512
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation and amortization.................     1,436,374        890,987        447,280
     Provision for losses on accounts receivable...       168,293         49,114        532,344
     Provision for inventory obsolescence..........       128,423        411,915         52,408
     Deferred income taxes.........................      (218,742)      (152,782)       227,012
     Changes in operating assets and liabilities:
       Accounts and notes receivable...............    (4,551,066)    (3,140,518)    (3,705,743)
       Inventories.................................    (2,665,733)    (4,145,192)    (3,360,827)
       Advances for inventory purchases............       117,470        342,486     (2,871,341)
       Prepaid expenses and other current assets...    (3,735,440)       (82,284)       (77,803)
       Noncurrent notes and other assets...........      (420,897)       (84,681)      (346,847)
       Accounts and notes payable..................       720,027       (677,814)     1,839,485
       Accrued expenses and other current
          liabilities..............................        41,552        875,300        945,218
       Net assets of discontinued operations.......            --             --        197,125
                                                     ------------    -----------    -----------
          Net cash used in operating activities....    (1,381,015)    (3,018,412)    (3,522,177)
Cash flows from investing activities:
  Purchases of property and equipment..............    (1,541,311)    (1,055,055)    (1,346,369)
  Acquisitions, net of cash acquired...............   (20,503,325)    (1,016,633)      (573,000)
                                                     ------------    -----------    -----------
          Net cash used in investing activities....   (22,044,636)    (2,071,688)    (1,919,369)
Cash flows from financing activities:
  Net borrowings (repayments) on notes payable.....   (27,941,212)     5,844,401      5,654,144
  Issuance of common stock.........................   122,191,406         27,150         46,747
  Purchase of treasury stock.......................      (246,068)            --             --
  Payment of preferred stock dividends.............      (117,210)      (117,210)      (117,210)
                                                     ------------    -----------    -----------
          Net cash provided by financing
            activities.............................    93,886,916      5,754,341      5,583,681
Effect of exchange rate changes on cash............        42,960             --             --
                                                     ------------    -----------    -----------
Net increase in cash and cash equivalents..........    70,504,225        664,241        142,135
Cash and cash equivalents at beginning of the
  year.............................................     1,306,482        642,241        500,106
                                                     ------------    -----------    -----------
Cash and cash equivalents at end of the year.......  $ 71,810,707    $ 1,306,482    $   642,241
                                                     ============    ===========    ===========
Supplemental cash flow information:
  Cash paid during the period for:
     Interest......................................  $  1,238,894    $ 1,812,415      1,109,361
                                                     ============    ===========    ===========
     Income taxes..................................  $  4,379,656    $ 1,431,581    $   804,158
                                                     ============    ===========    ===========
Supplemental schedule of noncash investing and
  financing:
  Acquisition of businesses
     Assets acquired...............................  $ 39,692,802    $ 8,490,799    $   573,000
     Liabilities assumed...........................    (7,303,383)    (3,640,455)            --
     Common stock issued or issuable...............   (10,072,718)    (3,804,000)            --
                                                     ------------    -----------    -----------
                                                       22,316,701      1,046,344        573,000
     Less cash acquired............................     1,813,376         29,711             --
                                                     ------------    -----------    -----------
          Net cash paid for acquisitions...........  $ 20,503,325    $ 1,016,633    $   573,000
                                                     ============    ===========    ===========

        The accompanying notes are an integral part of these statements.

                         ULTRAK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations

     Ultrak, Inc. (the "Company") is a U.S.-based multinational corporation that designs, manufactures, markets and services closed circuit television ("CCTV"), access control and related products for use in security and surveillance, industrial, mobile video, traffic management, dental and medical and other applications. These products include a broad line of cameras, lenses, high-speed dome systems, monitors, time-lapse recorders, multiplexers, quad processors, switchers, wireless video transmission systems, computerized observation and security systems, control matrix switching systems, access control hardware and software and accessories.

  Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

  Property, Plant and Equipment and Depreciation

     Property, plant and equipment are carried at cost. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets.

  Goodwill and Amortization

     Goodwill resulting from acquisitions is being amortized using the straight-line method over periods ranging from twenty to forty years.

  Accounting for Impairment of Long-Lived Assets

     The Company evaluates long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the carrying amounts of such assets cannot be recovered by the net cash flows they will generate.

  Income Per Common Share

     Primary income per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during each period presented. Common equivalent shares result from the assumed issuance of shares under the Company's stock option plan and for stock purchase warrants when

                         ULTRAK, INC. AND SUBSIDIARIES
dilutive. Fully diluted income per common share further assumes the conversion of the Company's preferred stock.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, notes receivable and variable rate debt. The fair value of all instruments approximates the carrying value.

  Stock-Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock.

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

  Reclassifications

     Certain reclassifications have been made to prior years to conform with the 1996 presentation.

NOTE B -- BUSINESS COMBINATIONS

  Maxpro Systems Pty, Ltd.:

     Effective July 1, 1996, the Company acquired 75% of the outstanding capital stock of MAXPRO Systems Pty, Ltd. ("MAXPRO"), a Perth, Australia based company, for approximately $8.2 million in cash and $900,000 in common stock payable over a two-year period.

     Effective February 17, 1997, the Company acquired the remaining 25% of the outstanding capital stock of MAXPRO for 175,000 shares of restricted common stock valued at $3,061,000.

     MAXPRO is a manufacturer of a computer controlled matrix video switching system that is coupled to a computer controlled alarm input and output network used primarily in casinos, airports, mines, nuclear power plants, prisons and other large closed circuit television applications. The transaction has been accounted for as a purchase, and the operations of MAXPRO have been included in the Company's consolidated statement of income since the date of acquisition. Goodwill is being amortized over 25 years using the straight-line method.

  Lenel Systems International, Inc.:

     On September 6, 1996, the Company purchased approximately 24% of the outstanding common stock of Lenel Systems International, Inc. ("Lenel"), a New York corporation, for $2.6 million in cash. Lenel is a software company specializing in security access control products based in Fairport, New York. In conjunction with the acquisition, the Company received a warrant to acquire up to 51% of Lenel for a price based upon earnings and has the right of first refusal with respect to the common stock owned by the majority stockholders. The Company also signed a worldwide reseller agreement with Lenel and has the right to designate one director. Goodwill is being amortized over 25 years using the straight-line method. The Company's share of Lenel's operations are reflected in operations since the date of acquisition.

                         ULTRAK, INC. AND SUBSIDIARIES

  Groupe Bisset, S.A.:

     On September 26, 1996, the Company acquired 100% of the outstanding share capital of Groupe Bisset, S.A. ("Bisset"), a Paris, France based company, for $5.0 million in cash and 289,855 shares of restricted common stock, $2.5 million in deferred consideration payable equally in cash and restricted common stock and additional contingent consideration of $2.5 million. The contingent consideration is payable equally in cash and restricted common stock and is payable based on earnings of Bisset for the year ending June 30, 1997.

     Bisset is one of France's largest distributors of CCTV and professional audio products. The transaction has been accounted for as a purchase, and the operations of Bisset have been included in the Company's consolidated statement of income since the date of acquisition. Goodwill is being amortized over 30 years using the straight-line method.

  VideV GmbH:

     On December 16, 1996, the Company acquired 100% of the outstanding share capital of VideV GmbH ("VideV"), a Dusseldorf, German based company. VideV was purchased for $2.7 million paid in cash, $1.3 million in deferred consideration and additional contingent consideration of $1.3 million. The deferred and contingent consideration is payable equally in cash and restricted shares of common stock. The contingent consideration is based upon the earnings of VideV for the year ending December 31, 1997.

     VideV is a manufacturer and distributor of CCTV products. The transaction has been accounted for as a purchase and the operations of VideV have been included in the Company's consolidated statement of income since the date of acquisition. Goodwill is being amortized over 30 years using the straight-line method.

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

  G.P.S. Standard U.S.A.:

     Effective November 29, 1995, the Company acquired 100 percent of the outstanding capital stock of BLC & Associates, Inc., doing business as G.P.S. Standard U.S.A. ("GPS"), for 176,470 shares of registered common stock of the Company. GPS is a manufacturer of surveillance camera housings, pan and tilt devices, matrix switchers and other advanced software driven camera control systems. The transaction was accounted for as a pooling of interests effective December 1, 1996. Results of operations for periods prior to the date of acquisition have not been restated to reflect the combined operations due to immateriality.

                         ULTRAK, INC. AND SUBSIDIARIES

  JAK Pacific Video Warranty and Repair Services, Inc.:

     Effective April 1, 1994, the company acquired 56% of the outstanding common stock of JAK Pacific Video Warranty and Repair Services, Inc. ("JAK"), a California corporation, for total cash consideration of $573,000. The transaction was accounted for as a purchase. The operations of JAK have been included in the Company's statements of income beginning April 1, 1994. JAK is engaged in sales, services and warranty repairs of closed circuit television products.

     During 1995, the Company exercised its option to acquire the remaining 44% of the common stock of JAK for cash consideration of $500,000. Goodwill is being amortized over 20 years by the straight-line method.

  Unaudited Pro Forma Information

     The following unaudited pro forma information for 1996 and 1995 presents a summary of consolidated results of operations of the Company as if the acquisitions of Diamond, MAXPRO, Bisset and VideV had occurred at the beginning of the respective periods presented, giving effect to the amortization of goodwill and other acquisition adjustments (in thousands):

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Net sales...................................................  $162,738    $145,657
                                                              ========    ========
Net income..................................................  $  7,564    $  4,548
                                                              ========    ========
Income per share............................................  $    .65    $    .50
                                                              ========    ========

     The pro forma effect of the operations of JAK and Koyo and the investment in Lenel was not significant for the periods presented.

NOTE C -- NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable as of December 31, 1995 consisted of the following:

$20.0 million revolving line of credit from a bank, due upon demand; interest at prime (8.75% at December 31, 1995)
  plus .25% or LIBOR (5.82% at December 31, 1995) plus 2.50%
  payable monthly; collateralized by substantially all
  assets....................................................  $17,478,730
$7.0 million revolving line of credit from an investment
  company, due upon demand; interest at the greater of 8.5%
  or prime plus 2.0% payable monthly; collateralized by
  inventory.................................................    6,822,417
                                                              -----------
                                                              $24,301,147
                                                              ===========

     Long-term debt as of December 31, 1995 consists of a bank loan due in 1997, bearing interest at prime plus .25% or LIBOR plus 2.50% and is collateralized by real estate and equipment.

     All amounts outstanding at December 31, 1995 were repaid in full in May
1996.

     On July 26, 1996, the Company entered into a new three-year credit facility with a bank. The credit facility initially provides up to $20 million in revolving credit with interest at prime minus .25% or LIBOR plus .75%, payable quarterly. The credit facility is collateralized by substantially all assets. The credit agreement contains certain restrictive covenants and conditions, including debt service coverage and tangible net worth ratios. No amounts are outstanding under the credit facility as of December 31, 1996. The Company is

                         ULTRAK, INC. AND SUBSIDIARIES
required to pay a quarterly commitment fee of .125% of the unused portion of the facility beginning in July 1997.

     The weighted average interest rate for notes payable for the years ended December 31, 1996, 1995 and 1994 was 8.6%, 9.5% and 8.2%, respectively.

NOTE D -- STOCKHOLDERS' EQUITY

     The Series A preferred stock earns dividends at the rate of 12% per annum, payable quarterly. All dividends accrue whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds of the Company legally available for payment.

     The Company may at any time redeem all or any portion of the Series A Preferred Stock then outstanding at the liquidation value of $5.00 per share plus unpaid dividends. The holder of the Series A Preferred Stock may convert all or any of the shares into shares of the Company's common stock at any time at a conversion rate equal to the original purchase price of $5.00 plus any unpaid dividends the sum of which is divided by $2.40. Upon conversion, 406,981 shares of commons stock could be obtained.

     Holders of Series A preferred stock are entitled to vote on all matters submitted to a vote of stockholders. Each Series A preferred share is entitled to voting rights equal to 16.667 shares of common stock.

NOTE E -- STOCK-BASED COMPENSATION

     The Company's 1988 Nonqualified Stock Option Plan provided for grants of options for up to 833,334 restricted shares. Shares under grant generally become exercisable in five equal annual installments beginning one year after the date of grant, and expire after ten years. At December 31, 1996, 174,558 shares were available for grant under the 1988 Plan.

     Option exercise prices are set by the Compensation Committee of the Board of Directors on the date of grant at the market price of the Company's common stock and all have fixed exercise prices.

     Compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date for options under the 1988 Plan, the Company's 1996 and 1995 net income and income per share would be reduced to the pro forma amounts indicated as follows:

                                                                 1996          1995
                                                              ----------    ----------
Net income allocable to common shareholders
  As reported...............................................  $7,598,724    $2,695,057
  Pro forma.................................................  $7,391,347    $2,571,126
Income per common share
  As reported...............................................  $      .75    $      .36
  Pro forma.................................................  $      .74    $      .36

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 70 percent; risk-free interest rates of 5.5 percent for 1996 and 6 percent for 1995; no dividend yield; and expected lives of 7 years.

     The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expenses related to grants before 1995.

                         ULTRAK, INC. AND SUBSIDIARIES

     Additional information with respect to options outstanding at December 31, 1996, and changes for the three years then ended was as follows:

                                                                        1996
                                                             ---------------------------
                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                             -------    ----------------
Outstanding at beginning of year...........................  666,875         $ 3.84
Granted....................................................   47,000          16.27
Exercised..................................................  (21,850)          4.66
Forfeited..................................................  (33,250)          5.84
                                                             -------
Outstanding at end of year.................................  658,775         $ 4.42
                                                             =======        =======
Options exercisable at December 31, 1996...................  458,177         $ 2.94
                                                             =======        =======
Weighted average fair value per share of options granted
  during 1996..............................................                  $11.92
                                                                            =======

                                                                        1995
                                                             ---------------------------
                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                             -------    ----------------
Outstanding at beginning of year...........................  532,959         $3.29
Granted....................................................  146,750          5.87
Exercised..................................................   (8,500)         3.68
Forfeited..................................................   (4,334)         5.31
                                                             -------
Outstanding at end of year.................................  666,875         $3.84
                                                             =======        ======
Options exercisable at December 31, 1995...................  406,468         $2.78
                                                             =======        ======

                                                                        1994
                                                            ----------------------------
                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                            --------    ----------------
Outstanding at beginning of year..........................   500,226         $3.06
Granted...................................................    47,500          6.04
Exercised.................................................      (600)         2.40
Forfeited.................................................   (14,167)         4.33
                                                            --------        ------
Outstanding at end of year................................   532,959         $3.29
                                                            ========        ======
Options exercisable at December 31, 1994..................   334,109         $2.53
                                                            ========        ======

                         ULTRAK, INC. AND SUBSIDIARIES

     Information about stock options outstanding at December 31, 1996 is summarized as follows:

                                                  OPTIONS OUTSTANDING
                                            -------------------------------
                                                           WEIGHTED AVERAGE
                                              NUMBER          REMAINING        WEIGHTED AVERAGE
         RANGE OF EXERCISE PRICES           OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE
         ------------------------           -----------    ----------------    ----------------
$1.2 to 4.5...............................    367,775         3.7 years             $ 2.21
$4.51 to 7.5..............................    257,000         8.1 years             $ 5.94
$7.51 to $28.75...........................     34,000         9.6 years             $21.58
                                              -------
                                              658,775
                                              =======

                                                                  OPTIONS EXERCISABLE
                                                            -------------------------------
                                                              NUMBER       WEIGHTED AVERAGE
                 RANGE OF EXERCISE PRICES                   EXERCISABLE     EXERCISE PRICE
                 ------------------------                   -----------    ----------------
$1.2 to 4.5...............................................      367,775         $2.21
$4.51 to 7.5..............................................       90,400          5.88
$7.51 to $28.75...........................................           --            --
                                                               --------
                                                                458,177         $2.94
                                                               ========

NOTE F -- MAJOR CUSTOMERS AND SUPPLIERS

     One customer accounted for more than 10% of revenue in each of the three years ended December 31, 1996. Sales to that customer were:

1996............................................  $16,014,000
1995............................................   19,140,000
1994............................................   16,279,000

     Loss of this customer would have a material adverse effect on the operations of the Company.

     The Company purchased approximately 45% of its products from one supplier in 1996 and 1995. Although there are a limited number of manufacturers of the Company's products, management believes there are suppliers who could provide similar products on comparable terms. A change in suppliers could cause a delay in and a possible loss of sales.

NOTE G -- COMMITMENTS AND CONTINGENCIES

     The Company leases office and warehouse space and data processing equipment under long-term, noncancelable leases.

     Minimum future rental payments for all long-term, noncancelable operating leases are presented below:

YEAR ENDING
DECEMBER 31,
------------
   1997...........................................  $1,211,746
   1998...........................................     882,527
   1999...........................................     613,662
   2000...........................................     347,641
   2001...........................................     273,657
                                                    ----------
                                                    $3,329,233
                                                    ==========

                         ULTRAK, INC. AND SUBSIDIARIES

     Total rent expense was as follows:

                                         YEARS ENDED DECEMBER 31,
                                  --------------------------------------
                                     1996           1995          1994
                                  ----------      --------      --------
                                  $1,087,264      $468,770      $473,502
                                  ==========      ========      ========

     As of December 31, 1996, the Company is a defendant in lawsuits arising in the ordinary course of business. In the opinion of management, the lawsuits will not have a material adverse effect upon the Company's business, financial position, results of operations or cash flows.

NOTE H -- INCOME TAXES

     The provision for taxes on income from continuing operations consists of the following:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1996          1995          1994
                                                 ----------    ----------    ----------
Federal
  Current......................................  $3,518,707    $1,629,374    $1,081,435
  Deferred.....................................    (218,742)     (152,782)      227,012
State..........................................     206,529        62,937       204,573
Foreign........................................     386,498            --            --
                                                 ----------    ----------    ----------
                                                 $3,892,992    $1,539,529    $1,513,020
                                                 ==========    ==========    ==========

     The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                             1996      1995      1994
                                                             ----      ----      ----
U.S. Federal statutory rate................................  34.0%     34.0%     34.0%
State taxes, net of Federal benefit........................   1.1       1.0       3.1
Net operating loss carryforward recognized.................  (1.3)     (1.5)     (3.7)
Other, net.................................................    .1       2.9       1.8
                                                             ----      ----      ----
                                                             33.9%     36.4%     35.2%
                                                             ====      ====      ====

                         ULTRAK, INC. AND SUBSIDIARIES

     The components of deferred tax assets and liabilities are as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1995
                                                              ----------    ----------
Deferred tax assets:
  Inventories...............................................  $  676,401    $  560,717
  Accounts receivable.......................................     202,420       155,439
  Accrued expenses..........................................     170,408       259,114
  Net operating loss carryforward...........................     405,506       174,935
                                                              ----------    ----------
                                                               1,454,735     1,150,205
  Valuation allowance.......................................     (24,008)      (68,970)
                                                              ----------    ----------
                                                               1,430,727     1,081,235
Deferred tax liabilities:
  Property, plant and equipment.............................    (104,418)      (83,702)
  Other.....................................................     (42,521)      (54,487)
                                                              ----------    ----------
                                                                (146,939)     (138,189)
                                                              ----------    ----------
                                                              $1,283,788    $  943,046
                                                              ==========    ==========

     At December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $930,000 and $1,400,000, respectively. The federal net operating loss carryforwards are limited in use each year to approximately $100,000 through expiration in 2010. The state net operating loss carryforwards expire in 2005.

NOTE I -- FOREIGN OPERATIONS

     The following table summarizes the domestic and foreign operations for the year ended December 31, 1996 and identifiable assets as of December 31, 1996. The Company had no significant foreign operations prior to 1996.

                                      DOMESTIC       FOREIGN     ELIMINATIONS   CONSOLIDATED
                                    ------------   -----------   ------------   ------------
Net sales.........................  $128,344,438   $ 9,687,911   $(1,396,225)   $136,636,124
                                    ============   ===========   ===========    ============
Income from continuing
  operations......................  $ 11,060,350   $   761,875   $  (330,509)   $ 11,491,716
                                    ============   ===========   ===========    ============
Identifiable assets...............  $157,418,659   $15,159,456   $        --    $172,578,115
                                    ============   ===========   ===========    ============

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE J -- UNAUDITED QUARTERLY OPERATING RESULTS

     Unaudited quarterly operating results for the years ended December 31, 1996 and 1995 are as follows:

                                         FIRST        SECOND         THIRD        FOURTH
                                        QUARTER       QUARTER       QUARTER       QUARTER
                                      -----------   -----------   -----------   -----------
1996:
  Sales.............................  $29,674,027   $31,766,442   $35,151,344   $40,044,311
  Gross profit......................    8,429,140     9,123,728    11,076,035    12,221,226
  Net income........................    1,270,044     1,534,987     2,329,884     2,463,809
                                      ===========   ===========   ===========   ===========
  Net income per share..............         $.16          $.17          $.21          $.19
                                             ====          ====          ====          ====
1995:
  Sales.............................  $21,829,162   $22,305,871   $28,429,494   $28,667,778
  Gross profit......................    5,322,078     5,322,858     6,809,054     7,459,037
  Net income........................      781,933       485,744       683,162       744,218
                                      ===========   ===========   ===========   ===========
  Net income per share..............         $.11          $.07          $.09          $.10
                                             ====          ====          ====          ====

NOTE K -- SUBSEQUENT EVENTS

     The Company has agreed to acquire all the issued and outstanding capital stock of Veravision, Inc. ("Veravision"), a California corporation. The consideration will consist of $150,000 in promissory notes, $1.0 million in notes and $500,000 in accounts receivable due from Veravision, and 1,111 shares, or 10%, of the Common Stock of Dental Vision Direct, Inc., a Texas corporation and a wholly-owned subsidiary of the Company. The effective date of this acquisition will be February 1, 1997. Veravision manufactures intra-oral camera products for use primarily in the dental market.

     On February 17, 1997, the Company acquired all the issued and outstanding capital stock of Monitor Dynamics, Inc. ("MDI"), a California corporation, for $25 million in cash plus contingent additional consideration based upon the difference in audited stockholder's equity as of March 31, 1997 and $6 million. MDI designs, manufactures, markets and sells high-end security and access control systems.

     On February 24, 1997, the Company acquired all the issued and outstanding capital stock of Intervision Express, Limited ("Intervision"), a United Kingdom private limited liability company, for $814,000 in promissory notes and unregistered shares of common stock valued at approximately $700,000 on the acquisition date. Intervision markets and sells a wide range of CCTV products.

     On March 11, 1997, the Company announced a definitive agreement to merge with Checkpoint Systems, Inc. ("Checkpoint"). Checkpoint is a multinational provider of integrated security solutions for retailers and is the leading provider of radio frequency source tagging. Under the terms of the agreement, each Company common share will be exchanged for 1.15 Checkpoint common shares. The consummation of the transaction is subject to certain conditions, including stockholder and regulatory approvals and is expected to close by June 30, 1997.

     On March 13, 1997, the Company executed a definitive agreement to acquire Casarotto Security SpA, an Italian Company, and Videosys Limited, a United Kingdom limited liability company (collectively, the "Videosys Group") for total consideration of $9.55 million consisting of cash of $5.55 million and $4 million in restricted common stock. The transaction is expected to close by April 4, 1997. The Videosys Group designs, imports and distributes a wide range of CCTV and related security products primarily in Italy.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

Board of Directors
Ultrak, Inc.

     In connection with our audit of the consolidated financial statements of Ultrak, Inc. and Subsidiaries referred to in our report dated February 14, 1997, which is included in Part II of this form, we have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
February 14, 1997

                                                                     SCHEDULE II

                         ULTRAK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      BALANCE AT                CHARGE TO                    BALANCE AT
                                      BEGINNING    CHARGE TO      OTHER                        END OF
            DESCRIPTION               OF PERIOD    OPERATIONS   ACCOUNTS      DEDUCTIONS       PERIOD
            -----------               ----------   ----------   ---------     ----------     ----------
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful accounts...   $439,104     $168,293    $395,116(1)   $(238,395)(2)   $764,118
                                       ========     ========    ========      =========       ========
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful accounts...   $323,772     $ 49,114    $282,701(1)   $(216,483)(2)   $439,104
                                       ========     ========    ========      =========       ========
YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful accounts...   $213,607     $532,344    $     --      $(422,179)      $323,772
                                       ========     ========    ========      =========       ========

---------------

Notes

(1) Balances recorded from business combinations during 1995.
(2) Balances written off.

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          3.1            -- Certificate of Incorporation of the Company (filed as
                            Exhibit 3.1 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1995)
          3.2            -- By-Laws of the Company (filed as Exhibit 3.2 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
          4.1            -- Form of certificate representing shares of the Common
                            Stock (filed as Exhibit 4.1 the Company's Registration
                            Statement on Form S-2, Registration No. 333-02891)
         10.1            -- Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (filed as Exhibit 10.6 to the Company's Registration Statement
                            on Form S-1, Registration No. 55-3-31110)
         10.2            -- Amendment No. 2 to Ultrak, Inc. 1988 Non-Qualified Stock
                            Option Plan (filed as Exhibit 10 to the Company's Current
                            Report on Form 8-K dated December 28, 1993)
         10.3            -- Amendment No. 3 to Ultrak, Inc. 1988 Non-Qualified Stock
                            Option Plan
         10.4            -- Agreement and Plan of Reorganization, dated as of April
                            28, 1995, among Diamond Electronics, Inc., the
                            shareholders of Diamond signing the Agreement, the
                            Company and Diamond Purchasing Corp. (filed as Annex A to
                            the Company's Registration Statement on Form S-4
                            Registration No. 33-919)
         10.5            -- Employment Agreement, dated May 25, 1995, between the
                            Company and James D. Pritchett (filed as Exhibit 10.21 to
                            the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1995)
         10.6            -- Employment Agreement, dated May 25, 1995, between the
                            Company and Tim D. Torno (filed as Exhibit 10.22 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 31, 1995)
         10.7            -- Loan and Security Agreement, dated July 26, 1996 among
                            NationsBank of Texas, N.A. and the Company, Ultrak
                            Operating, L.P., Dental Vision Direct, Inc., Diamond
                            Electronics, Inc. and JAK Pacific Video Warranty and
                            Repair Services, Inc. (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1996)
         10.8            -- Stock Purchase Agreement dated August 7, 1996 among Chris
                            Davies, Kim Rhodes, Scott Rhodes, Rhodes Davies &
                            Associates Pty Ltd. and the Company (filed as Exhibit
                            10.1 to the Company's Current Report on Form 8-K dated
                            August 23, 1996)
         10.09           -- Stock Purchase Agreement dated September 26, 1996 among
                            Maurice Scetbon, Monda, S.A., Frida, S.A., the Company
                            and Ultrak Holdings Limited (filed as Exhibit 10.1 to the
                            Company's Current Report on Form 8-K dated October 11,
                            1996)
         10.10           -- Purchase Agreement of German GmbH Share Capital, dated
                            December 16, 1996, among all of the shareholders of VideV
                            GmbH, Ultrak and Ultrak Holdings Limited (filed as
                            Exhibit 1 to the Company's Current Report on Form 8-K
                            dated December 31, 1996)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.11           -- Agreement and Plan of Merger dated February 10, 1997
                            among Monitor Dynamics, Inc., all of the shareholders of
                            Monitor Dynamics, Inc., Ultrak, Inc. and MDI Acquisition
                            Corp. (filed as Exhibit 1 to the Company's Current Report
                            on Form 8-K dated February 19, 1997)
         11.1            -- Computation of Per Share Data
         21.1            -- Subsidiaries of the Company
         27.1            -- Financial Data Schedule