Form 10-Q
period 1997-03-31
ULTRAK INC
filed 1997-05-02
CIK 318259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 MARCH 31, 1997

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1997: 14,083,656 shares of $.01 par value common stock.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1997

                                     INDEX




   Part I:  Financial Information                                     Page No.
            ---------------------                                     --------

       Consolidated Balance Sheets                                       3

       Consolidated Statements of Income                                 4

       Consolidated Statements of Cash Flows                             5

       Notes to Consolidated Financial Statements                        6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     9



   Part II:  Other Information                                           11



   Signatures                                                            12

                         ULTRAK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,        DECEMBER 31,
                                                                                  1997               1996
                                                                             --------------       -----------
                                                                               (Unaudited)
                                    ASSETS
Current Assets:
   Cash and Cash Equivalents                                                 $   47,168,476        71,810,707
   Trade Accounts Receivable, less allowance for doubtful accounts               27,788,516        23,800,284
   Notes Receivable                                                               1,162,401         1,109,534
   Inventories, net                                                              35,035,228        29,698,137
   Advances for Inventory Purchases                                               4,549,695         4,921,481
   Prepaid Expenses and Other Current Assets                                      4,345,773         3,156,489
   Deferred Income Taxes                                                          1,283,788         1,283,788
                                                                             --------------       -----------
     Total Current Assets                                                       121,333,877       135,780,420
                                                                             --------------       -----------

Property, Plant and Equipment, at cost                                            9,013,290         7,718,605
     Less accumulated depreciation and amortization                              (3,000,119)       (2,606,498)
                                                                             --------------       -----------
                                                                                  6,013,171         5,112,107
                                                                             --------------       -----------

Goodwill, net of accumulated amortization                                        53,075,805        28,027,964

Other Assets                                                                      3,319,192         3,657,624
                                                                             --------------       -----------

     Total Assets                                                            $  183,742,045       172,578,115
                                                                             ==============       ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable-Trade                                                    $   14,832,176        11,228,246
   Current Portion of Long-Term Debt                                                  5,960                 0
   Notes Payable                                                                    814,350                 0
   Accrued Expenses                                                               3,244,282         2,835,733
   Foreign, Federal and State Income Taxes Payable                                1,056,115           720,304
   Other Current Liabilities                                                      2,415,611         1,832,723
                                                                             --------------       -----------
     Total Current Liabilities                                                   22,368,494        16,617,006
                                                                             --------------       -----------

Long Term Debt                                                                            0                 0

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
     authorized, issued and outstanding                                             976,755           976,755
   Common Stock, $.0l par value; 20,000,000 shares authorized;
     14,083,656 and 13,863,101 shares issued and outstanding at
     March 31, 1997 and December 31, 1996, respectively                             140,836           138,631
   Additional Paid-in Capital                                                   144,629,239       140,917,563
   Common stock to be issued                                                      2,800,000         2,800,000
   Foreign Currency Translation                                                    (341,567)          (35,000)
   Less: Treasury Stock, at cost, 35,000 shares                                    (246,068)         (246,068)
   Retained Earnings                                                             13,414,356        11,409,228
                                                                             --------------       -----------
     Total Stockholders' Equity                                                 161,373,551       155,961,109
                                                                             --------------       -----------

     Total Liabilities and Stockholders' Equity                              $  183,742,045       172,578,115
                                                                             ==============       ===========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                THREE MONTHS    THREE MONTHS
                                                    ENDED           ENDED
                                                MARCH 31,1997   MARCH 31,1996
                                                -------------   -------------
Net sales                                       $ 40,572,193      29,674,027
Cost of sales                                     27,511,144      21,244,887
                                                ------------    ------------

    Gross profit                                  13,061,049       8,429,140

Other operating costs:
  Marketing and sales                              6,181,774       4,171,735
  General and administrative                       3,617,699       1,678,564
  Goodwill amortization                              372,953          32,009
                                                ------------    ------------
                                                  10,172,426       5,882,308
                                                ------------    ------------

    Operating profits                              2,888,623       2,546,832

Other (expense) income:
  Interest (expense) income                          783,096        (565,026)
  Costs of terminated merger                        (697,055)              0
  Other, net                                         187,246         (25,144)
                                                ------------    ------------
                                                     273,287        (590,170)
                                                ------------    ------------

Income before income taxes                         3,161,910       1,956,662

    Income taxes                                  (1,127,477)       (686,618)
                                                ------------    ------------
NET INCOME                                         2,034,433       1,270,044

Dividend requirements on
preferred stock                                      (29,302)        (29,302)
                                                ------------    ------------
Net income allocable to
common stockholders                             $  2,005,131       1,240,742
                                                ============    ============

Income per share:

   Primary                                      $        .14    $        .16
                                                ============    ============
   Assuming Full Dilution                       $        .14    $        .16
                                                ============    ============

Number of common shares used in computations:
   Primary                                        14,555,054       7,635,659
                                                ============    ============
   Assuming Full Dilution                         14,962,035       8,138,387
                                                ============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  THREE MONTHS    THREE MONTHS
                                                                     ENDED           ENDED
                                                                 MARCH 31,1997    MARCH 31,1996
                                                                 -------------    -------------
Cash flows from operating activities:
  Net income                                                     $  2,034,433       1,270,044
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                    756,890         264,167
     Provision for losses on accounts receivable                      166,204          86,334
     Provision for inventory obsolescene                               48,950         163,263
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                 763,466      (1,634,403)
        Inventory                                                  (3,097,177)     (2,063,321)
        Advances for inventory purchases                              371,786      (1,121,650)
        Prepaid expenses and other current assets                  (1,055,354)       (272,778)
        Noncurrent notes and other assets                             338,432         283,351
        Accounts and notes payable                                  2,372,774       2,061,997
        Accrued and other current liabilities                      (1,222,953)       (521,843)
                                                                 ------------      ----------

           Net cash provided by (used in) operating activities      1,477,451      (1,484,839)
                                                                 ------------      ----------
Cash flows from investing activities:
    Purchases of property and equipment                              (768,426)       (160,597)
    Acquisitions, net of cash acquired                            (25,359,160)              0
                                                                 ------------      ----------

           Net cash used in investing activities                  (26,127,586)       (160,597)
                                                                 ------------      ----------
Cash flows from financing activities:
    Net borrowings on notes payable                                         0       1,790,254
    Issuance of common stock, net of issuance costs                    37,206               0
    Purchase of treasury stock                                              0        (246,067)
    Payment of preferred stock dividends                              (29,302)        (29,302)
                                                                 ------------      ----------

           Net cash provided by financing activities                    7,904       1,514,885
                                                                 ------------      ----------
Net increase (decrease) in cash and cash equivalents              (24,642,231)       (130,551)
                                                                 ------------      ----------

Cash and cash equivalents at beginning of the period               71,810,707       1,306,482
                                                                 ------------      ----------
Cash and cash equivalents at end of the period                   $ 47,168,476       1,175,931
                                                                 ============      ==========

Supplemental schedule of noncash investing and financing:
    Acquisition of businesses
           Assets acquired                                       $ 37,054,407               0
           Liabilities assumed                                     (4,295,100)              0
           Common stock issued                                     (3,676,672)              0
                                                                 ------------      ----------
                                                                   29,082,635               0
           Less: cash acquired                                      3,723,475               0
                                                                 ------------      ----------
                                                                 $ 25,359,160               0
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

   The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 1996 included in the Ultrak Annual Report on Form 10-K.

   2.  Business Acquisitions:

   Monitor Dynamics, Inc.

   On February 10, 1997, the Company acquired all of the outstanding shares of capital stock of Monitor Dynamics, Inc.,("MDI"), a California corporation, for $25 million in cash plus additional cash consideration based on the amount by which total shareholders' equity of MDI at March 31, 1997, which is estimated to be approximately $7.5 million, exceeds $6.0 million. MDI designs, manufactures, markets and sells high-end security and access control systems under the SAFEnet brandname. MDI's systems are used in very high-end government, defense, industrial, financial and commercial applications throughout the US and Europe.

   The transaction has been accounted for as a purchase, and the operations of MDI have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 30 years using the straight-line method.

   Remaining Interest in MAXPRO Systems Pty, Ltd.

   Effective February 17, 1997, the Company acquired the remaining 25% of the outstanding capital stock of MAXPRO Systems Pty, Ltd. ("MAXPRO") for 175,000 shares of unregistered Ultrak common stock valued at $2.995 million. The initial 75% interest of MAXPRO was acquired in July 1996.

   The acquisition has been accounted for as a purchase and goodwill is being amortized over approximately 24.4 years using the straight-line method.

                         ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)

   Intervision Express Ltd.

   On February 24, 1997, the Company acquired all of the outstanding share capital of Intervision Express, Ltd. ("Intervision"), a United Kingdom limited liability company, for one million British pounds, one half of which is in promissory notes (valued at approximately $814,000 US dollars) and the remaining one half of which was paid in 38,822 shares of unregistered Ultrak common stock (valued at approximately $719,000 US dollars). The total consideration is approximately $1.533 million US dollars. Intervision distributes closed circuit television ("CCTV") products, primarily in the UK, manufactured by Ultrak, Dedicated Micros, Toa, Hitachi, Mitsubishi and others.

   The transaction has been accounted for as a purchase and the operations of Intervision have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 25 years using the straight-line method.

   Videosys Group

   On April 9,1997, the Company completed the acquisition of all of the outstanding capital stock of Casarotto Security, SpA, an Italian corporation, and Videosys Limited, a United Kingdom limited liability company (collectively, the "Videosys Group") for total consideration of $9.55 million consisting of $5.55 million in cash and $4.0 million (comprised of 160,000 shares) in unregistered Ultrak common stock. The Videosys Group designs, imports, and distributes CCTV and related security products primarily in Italy, under the Videosys brandname.

   The transaction will be accounted for as a purchase and the operations of the Videosys Group will be included in the Company's statement of income beginning April 1, 1997. Goodwill will be amortized over 30 years using the straight-line method.

   3.  New Accounting Pronouncement - Earnings per Share

   The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

   Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were

                         ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)


   exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

   The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements. The effect of adopting this new standard has not been determined.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

           For the Three Months ended March 31, 1997 compared to the
                       Three Months ended March 31, 1996

Results of Operations

For the three months ended March 31, 1997, net sales were $40,572,193, an increase of $10,898,166 (37%) over the same period in 1996. This increase for the three months ended March 31, 1997 was due to the effect of the acquisitions entered into during 1996 and 1997, sales of new products introduced during late 1996 and 1997 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $27,511,144, an increase of $6,266,257 (30%) over the same period in 1996. Gross profit margins on net sales increased to 32.2% for the three months ended March 31, 1997 from 28.4% for the same period in 1996. This increase in cost of sales was due to increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of the acquisitions entered into during 1996 and 1997 and higher margins earned on new products introduced during 1996 and 1997.

Marketing and sales expenses were $6,181,774, an increase of $2,010,039 (48%) over the same period in 1996. Marketing and sales expenses for the three months ended March 31, 1997 were 15.2% of net sales, up from 14.1% for the same period in 1996. This increase was due to the effect of acquisitions during 1996 and 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $3,617,699, an increase of $1,939,135 (116%) over the same period in 1996. General and administrative expenses for the three months ended March 31, 1997 were 8.9% of net sales, up from 5.7% of net sales for the same period in 1996. This increase was a result of (i) the acquisitions during 1996 and 1997, all of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations, and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other income was $273,287, a increase of $863,457 (146%) from the same period in 1996. This increase was due primarily to no interest expense in 1997 resulting from the repayment of bank and other lender borrowings from proceeds of the June 1996 stock offering and interest income on cash and cash equivalents resulting from the proceeds of the November 1996 stock offering.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 1997 of approximately $24,642,000. Net cash provided by operating activities for the period was approximately $1.5 million, primarily consisting of decreases in accounts and notes receivable and advances for inventory and increases in trade accounts and notes payable offset partially by increases in inventory and prepaid expenses and other current assets as required by the increased sales. Net cash used in investing activities was approximately $26.1 million consisting of purchases of property and equipment and cash payments for acquisitions. Net cash provided by financing activities was approximately $7,900 consisting of net proceeds from issuance of common stock pursuant to exercises of stock options, offset by the payment of dividends on the Series A Preferred Stock.

As of March 31, 1997, the Company had unused available revolving lines of credit under its bank facility totaling $20.0 million. The Company was in compliance with all of its covenants with its lender as of April 28, 1997.

The Company believes that internally generated funds, available borrowings under the credit facilities, current amounts of cash and the remaining net proceeds from the sale of the November 1996 stock offering will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1997

   Part II: Other Information

       Item 1.   Legal Proceedings

                 Not Applicable

       Item 2.   Changes in Securities

                 Not Applicable

       Item 3.   Defaults Upon Senior Securities

                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 None

       Item 5.   Other Information

                 None

       Item 6.   Exhibits and Reports on Form 8-K

                 (a)    Exhibits filed with this report:

                 Exhibit 10.1: Ultrak, Inc. Incentive Stock Option Plan

                 Exhibit 11.1: Computation of Per Share Income for the three months ended March 31, 1997.

                 Exhibit 27:   Financial Data Schedule

                 (b)    Reports on Form 8-K.

                  A Form 8-K was filed on February 19, 1997 under Item 2:
                  Acquisition of Assets relative to the Company's acquisition of Monitor Dynamics, Inc., a California corporation, and under Item 5: Other Events relative to the acquisition of Intervision Express Ltd, a United Kingdom limited liability company, and the acquisition of Veravison, Inc., a California corporation.

                  A Form 8-K was filed on April 9, 1997 under Item 5: Other Events relative to the Company's acquisition of Casarotto Security, SpA, a Italian corporation, and Videosys Limited, a United Kingdom limited liability company.

                         ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ULTRAK, INC.
                                       (Registrant)



   Date: May 2, 1997                    By: /s/ Tim D. Torno
                                            --------------------------
                                                Tim D. Torno
                                                Principal Financial and
                                                Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.1           Ultrak, Inc. Incentive Stock Option Plan

11.1           Computation of Per Share Income

27             Financial Data Schedule