Form 10-Q
period 1997-06-30
ULTRAK INC
filed 1997-08-11
CIK 318259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 JUNE 30, 1997

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

                                                     Yes [X]  No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997: 14,244,765 shares of $.01 par value common stock.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1997

                                     INDEX




   Part I:  Financial Information                                         Page No.
                                                                          --------
       Consolidated Balance Sheets                                           3

       Consolidated Statements of Income                                     4

       Consolidated Statements of Cash Flows                                 5

       Notes to Consolidated Financial Statements                            6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                         9



   Part II:  Other Information                                               12



   Signatures                                                                14

                         ULTRAK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             JUNE 30,        DECEMBER 31,
                                     ASSETS                                    1997             1996
                                                                           -------------    -------------
                                                                            (Unaudited)
Current Assets:
    Cash and Cash Equivalents                                              $  29,857,242       71,810,707
    Trade Accounts Receivable, less allowance for doubtful accounts           28,276,262       23,800,284
    Notes Receivable                                                                   0        1,109,534
    Inventories, net                                                          39,065,503       29,698,137
    Advances for Inventory Purchases                                           9,117,889        4,921,481
    Prepaid Expenses and Other Current Assets                                  2,863,309        3,156,489
    Deferred Income Taxes                                                      1,588,425        1,283,788
                                                                           -------------    -------------
        Total Current Assets                                                 110,768,630      135,780,420
                                                                           -------------    -------------

Property, Plant and Equipment, at cost                                        10,153,891        7,718,605
        Less accumulated depreciation and amortization                        (3,462,991)      (2,606,498)
                                                                           -------------    -------------
                                                                               6,690,900        5,112,107
                                                                           -------------    -------------

Goodwill, net of accumulated amortization                                     60,804,582       28,027,964

Other Assets                                                                   4,437,200        3,657,624
                                                                           -------------    -------------

        Total Assets                                                       $ 182,701,312      172,578,115
                                                                           =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                 $  15,636,100       11,228,246
    Current Portion of Long-Term Debt                                                  0
    Notes Payable and Current Portion of Long-Term Debt                          978,188                0
    Accrued Expenses                                                           3,472,297        2,835,733
    Income Taxes Payable                                                         624,333          720,304
    Other Current Liabilities                                                  2,368,654        1,832,723
                                                                           -------------    -------------
        Total Current Liabilities                                             23,079,572       16,617,006
                                                                           -------------    -------------

Long Term Debt                                                                         0                0

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                       976,755          976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
       14,244,765 and 13,863,101 shares issued and outstanding at
        June 30, 1997 and December 31, 1996, respectively                        142,447          138,631
   Additional Paid-in Capital                                                149,289,064      143,717,563
   Foreign Currency Translation                                               (1,036,802)         (35,000)
   Less: Treasury Stock, at cost                                              (4,011,221)        (246,068)
   Retained Earnings                                                          14,261,497       11,409,228
                                                                           -------------    -------------
        Total Stockholders' Equity                                           159,621,740      155,961,109
                                                                           -------------    -------------

        Total Liabilities and Stockholders' Equity                         $ 182,701,312      172,578,115
                                                                           =============    =============

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                THREE MONTHS    THREE MONTHS     SIX MONTHS     SIX MONTHS
                                                   ENDED           ENDED           ENDED           ENDED
                                                JUNE 30,1997    JUNE 30,1996    JUNE 30,1997    JUNE 30,1996
                                                ------------    ------------    ------------    ------------
Net sales                                       $ 43,984,080      31,766,442      84,556,273      61,440,469
Cost of sales                                     30,105,505      22,642,714      57,616,649      43,887,601
                                                ------------    ------------    ------------    ------------

        Gross profit                              13,878,575       9,123,728      26,939,624      17,552,868

Other operating costs:
    Marketing and sales                            7,409,326       4,510,790      13,591,100       8,682,525
    General and administrative                     5,212,239       1,900,886       8,829,938       3,611,459
    Goodwill amortization                            514,500          32,134         887,453          64,143
                                                ------------    ------------    ------------    ------------
                                                  13,136,065       6,443,810      23,308,491      12,358,127
                                                ------------    ------------    ------------    ------------

        Operating profits                            742,510       2,679,918       3,631,133       5,194,741

Other (expense) income:
   Interest (expense) income                         448,784        (321,777)      1,231,880        (886,803)
   Costs of terminated merger                              0               0        (697,055)              0
   Other, net                                        205,427           7,002         392,673          13,867
                                                ------------    ------------    ------------    ------------
                                                     654,211        (314,775)        927,498        (872,936)
                                                ------------    ------------    ------------    ------------

Income before income taxes                         1,396,721       2,365,143       4,558,631       4,321,805

       Income taxes                                 (520,278)       (830,156)     (1,647,755)     (1,516,774)
                                                ------------    ------------    ------------    ------------

NET INCOME                                           876,443       1,534,987       2,910,876       2,805,031

Dividend requirements on
preferred stock                                      (29,302)        (29,302)        (58,604)        (58,604)
                                                ------------    ------------    ------------    ------------

Net income allocable to
common stockholders                             $    847,141       1,505,685       2,852,272       2,746,427
                                                ============    ============    ============    ============

Income per share:

     Primary                                    $        .06    $        .17    $        .20    $        .33
                                                ============    ============    ============    ============

     Assuming Full Dilution                     $        .06    $        .17    $        .19    $        .32
                                                ============    ============    ============    ============


Number of common shares used in computations:
     Primary                                      14,566,677       8,809,734      14,561,519       8,247,774
                                                ============    ============    ============    ============

     Assuming Full Dilution                       14,973,658       9,246,925      14,968,500       8,753,104
                                                ============    ============    ============    ============

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       SIX MONTHS        SIX MONTHS
                                                                          ENDED             ENDED
                                                                       JUNE 30,1997     JUNE 30,1996
                                                                       -------------    -------------
Cash flows from operating activities:
   Net income                                                          $   2,910,876        2,805,031
   Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization                                      1,764,515          557,177
        Provision for losses on accounts receivable                          274,538          168,554
        Provision for inventory obsolescence                                 148,725          311,326
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                  4,461,146       (1,924,379)
            Inventory                                                     (4,640,415)      (2,229,453)
            Advances for inventory purchases                              (4,180,444)        (698,310)
            Prepaid expenses and other current assets                      1,223,173         (308,266)
            Noncurrent notes and other assets                               (719,459)        (142,802)
            Accounts and notes payable                                    (2,349,838)      (1,159,221)
            Accrued and other current liabilities                         (3,145,775)        (719,829)
                                                                       -------------    -------------

                 Net cash used in operating activities                    (4,252,958)      (3,340,172)
                                                                       -------------    -------------

Cash flows from investing activities:
      Purchases of property and equipment                                 (1,680,517)        (497,965)
      Acquisitions, net of cash acquired                                 (32,237,303)               0
                                                                       -------------    -------------

                 Net cash used in investing activities                   (33,917,820)        (497,965)
                                                                       -------------    -------------

Cash flows from financing activities:
      Net borrowings on notes payable                                              0      (25,186,511)
      Issuance of common stock, net of issuance costs                         41,070       44,650,202
      Purchase of treasury stock                                          (3,765,153)        (246,068)
      Payment of preferred stock dividends                                   (58,604)         (58,604)
                                                                       -------------    -------------

                 Net cash provided by (used in) financing activities      (3,782,687)      19,159,019
                                                                       -------------    -------------

Net increase (decrease) in cash and cash equivalents                     (41,953,465)      15,320,882
                                                                       -------------    -------------

Cash and cash equivalents at beginning of the period                      71,810,707        1,306,482
                                                                       -------------    -------------
Cash and cash equivalents at end of the period                         $  29,857,242       16,627,364
                                                                       =============    =============

Supplemental schedule of noncash investing and financing:
      Acquisition of businesses:
                 Assets acquired                                       $  53,081,896                0
                 Liabilities assumed                                     (10,956,377)               0
                 Common stock issued                                      (5,534,244)               0
                                                                       -------------    -------------
                                                                          36,591,275                0
                 Less: cash acquired                                       4,353,972                0
                                                                       -------------    -------------
                                                                       $  32,237,303                0
                                                                       =============    =============

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

   2.  Business Acquisitions:

   Monitor Dynamics, Inc.

   On February 19, 1997, the Company acquired all of the outstanding shares of capital stock of Monitor Dynamics, Inc.,("MDI"), a California corporation, for $25.0 million in cash plus a subsequent cash payment in the amount of $1.2 million based on the amount by which total shareholders' equity of MDI at March 31, 1997 exceeded $6.0 million. MDI designs, manufactures, markets and sells high-end security and access control systems under the SAFEnet brandname. MDI's systems are used in high-end government, defense, industrial, financial and commercial applications throughout the United States and Europe.

   The transaction has been accounted for as a purchase, and the operations of MDI have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 30 years using the straight-line method.

   Remaining Interest in MAXPRO Systems Pty, Ltd.

   Effective February 17, 1997, the Company acquired the remaining 25% of the outstanding capital stock of MAXPRO Systems Pty, Ltd. ("MAXPRO") for 175,000 shares of unregistered Ultrak common stock valued at $2.995 million US dollars. The initial 75% interest of MAXPRO was acquired in July 1996.

   The acquisition has been accounted for as a purchase and goodwill is being amortized over approximately 24.4 years using the straight-line method.

                         ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)

   Intervision Express Ltd.

   On February 24, 1997, the Company acquired all of the outstanding share capital of Intervision Express, Ltd. ("Intervision"), a United Kingdom limited liability company, for one million British pounds, one half of which was paid in promissory notes (valued at approximately $814,000 US dollars) and the remaining one half of which was paid in 38,822 shares of unregistered Ultrak common stock (valued at approximately $719,000 US dollars). The total consideration is approximately $1.533 million US dollars. Intervision distributes closed circuit television ("CCTV") products, primarily in the UK, manufactured by Ultrak, Dedicated Micros, Toa, Hitachi, Mitsubishi and others.

   The transaction has been accounted for as a purchase and the operations of Intervision have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 25 years using the straight-line method.

   Videosys Group

   On April 9,1997, the Company completed the acquisition of all of the outstanding capital stock of Casarotto Security, SpA, an Italian corporation, and Videosys Limited, a United Kingdom limited liability company (collectively, the "Videosys Group") for total consideration of $9.55 million US dollars consisting of $5.55 million US dollars in cash and $4.0 million US dollars (comprised of 160,000 shares) in unregistered Ultrak common stock. The Videosys Group designs, imports, and distributes CCTV and related security products primarily in Italy, under the Videosys brandname.

   The transaction has been accounted for as a purchase and the operations of the Videosys Group have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 30 years using the straight-line method.

   3.  New Accounting Pronouncement- Earnings per Share

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

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

            For the Three Months ended June 30, 1997 compared to the
                        Three Months ended June 30, 1996

Results of Operations

For the three months ended June 30, 1997, net sales were $43,984,080, an increase of $12,217,638 (38%) over the same period in 1996. This increase for the three months ended June 30, 1997 was due to the effect of the acquisitions entered into during 1996 and 1997, sales of new products introduced during late 1996 and 1997 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $30,105,505, an increase of $7,462,791 (33%) over the same period in 1996. Gross profit margins on net sales increased to 31.6% for the three months ended June 30, 1997 from 28.7% for the same period in 1996. This increase in gross profit margin was due to increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of the acquisitions entered into during 1996 and 1997 and higher margins earned on new products introduced during 1996 and 1997.

Marketing and sales expenses were $7,409,326, an increase of $2,898,536 (64%) over the same period in 1996. Marketing and sales expenses for the three months ended June 30, 1997 were 16.8% of net sales, up from 14.2% for the same period in 1996. This increase was due to the effect of acquisitions during 1996 and 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $5,212,239, an increase of $3,311,353 (174%) over the same period in 1996. General and administrative expenses for the three months ended June 30, 1997 were 11.8% of net sales, up from 6.0% of net sales for the same period in 1996. This increase was a result of (i) the acquisitions during 1996 and 1997, all of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations, and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other income was $654,211, an increase of $968,986 (308%) from the same period in 1996. This increase was due primarily to repayments of outstanding borrowings from proceeds of the June 1996 stock offering resulting in no interest expense in 1997 and interest income on proceeds of the November 1996 stock offering.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

             For the Six Months ended June 30, 1997 compared to the
                         Six Months ended June 30, 1996

Results of Operations

For the six months ended June 30, 1997, net sales were $84,556,273, an increase of $23,115,804 (38%) over the same period in 1996. This increase for the six months ended June 30, 1997 was due to the effect of the acquisitions entered into during 1996 and 1997, sales of new products introduced during late 1996 and 1997 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $57,616,649, an increase of $13,729,048 (31%) over the same period in 1996. Gross profit margins on net sales increased to 31.9% for the six months ended June 30, 1997 from 28.6% for the same period in 1996. This increase in gross profit margin was due to increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of the acquisitions entered into during 1996 and 1997 and higher margins earned on new products introduced during 1996 and 1997.

Marketing and sales expenses were $13,591,100, an increase of $4,908,575 (57%) over the same period in 1996. Marketing and sales expenses for the six months ended June 30, 1997 were 16.1% of net sales, up from 14.1% for the same period in 1996. This increase was due to the effect of acquisitions during 1996 and 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $8,829,938, an increase of $5,218,479 (144%) over the same period in 1996. General and administrative expenses for the six months ended June 30, 1997 were 10.4% of net sales, up from 5.9% of net sales for the same period in 1996. This increase was a result of (i) the acquisitions during 1996 and 1997, all of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations, and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other income was $927,498, an increase of $1,800,434 (206%) from the same period in 1996. This increase was due primarily to no interest expense in 1997 resulting from the repayment of bank and other lender borrowings from proceeds of the June 1996 stock offering and interest income on cash and cash equivalents resulting from the proceeds of the November 1996 stock offering.

                         ULTRAK, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the six months ended June 30, 1997 of approximately $42.0 million. Net cash used in operating activities for the period was approximately $4.3 million, primarily consisting of increases in inventories, advances for inventory and decreases in accounts and notes payable and accrued and other current liabilities partially offset by decreases in accounts and notes receivable and prepaid expenses and other current assets. Net cash used in investing activities was approximately $33.9 million consisting of purchases of property and equipment and cash payments for acquisitions. Net cash used in financing activities was approximately $3.8 million, consisting of purchases of treasury stock and the payment of dividends on the Series A Preferred Stock partially offset by the net proceeds from issuance of common stock pursuant to exercises of stock options.

As of June 30, 1997, the Company had unused available revolving lines of credit under its bank facility totaling $20.0 million. The Company was in compliance with all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the credit facilities and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1997

   Part II: Other Information

       Item 1.   Legal Proceedings

                 Not Applicable

       Item 2.   Changes in Securities

                 As discussed in the Notes to Consolidated Financial Statements in Part I of this Form 10-Q, on April 9, 1997, 160,000 unregistered shares of Ultrak Common Stock (valued solely for purposes of the transaction at $4,000,000) were issued, along with cash, to the shareholders of the Videosys Group in exchange for all of the outstanding capital of the Videosys Group. The registrant claims that the issuance was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and in reliance on Regulation S. There was no public offering involved in the issuance, the shares of Ultrak Common Stock were issued to a limited number of non-United States persons and the persons receiving the shares executed written documentation evidencing the unregistered nature of the shares of Ultrak Common Stock and various limitations on their ability to resell the shares of Ultrak Common Stock.

       Item 3.   Defaults Upon Senior Securities

                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on May 23, 1997. During the meeting, a majority of shareholders elected six directors to serve until the next annual meeting of shareholders, approved an amendment to the Ultrak, Inc. 1988 Non-Qualified Stock Option Plan to increase the number of shares issuable under the plan from 833,334 to 1,000,000, approved the Ultrak, Inc. Incentive Stock Option Plan, and approved the selection by the Board of Directors of Grant Thornton LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ending December 31, 1997.

                         ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED JUNE 30, 1997

       Item 5.   Other Information

                 None

       Item 6.   Exhibits and Reports on Form 8-K

                 (a)  Exhibits filed with this report:

                 Exhibit 11.1: Computation of Per Share Income for the three and six months ended June 30, 1997

                 Exhibit 27: Financial Data Schedule

                 (b)  Reports on Form 8-K.

                 None filed during the quarter ended June 30, 1997.

                         ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ULTRAK, INC.
                                         (Registrant)


   Date: August 11, 1997                 By: /s/ Tim D. Torno
                                            -----------------------
                                            Tim D. Torno
                                            Principal Financial and
                                            Accounting Officer

                              INDEX TO EXHIBITS

     EXHIBIT
     NUMBER    DESCRIPTION
     ------    -----------
      11.1     Computation of Per Share Income for the three and six months ended June 30, 1997

      27       Financial Data Schedule