Form 10-Q
period 1997-09-30
ULTRAK INC
filed 1997-11-10
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                               SEPTEMBER 30, 1997

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

                                                     Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997: 14,445,475 shares of $.0l par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX





Part 1: Financial Information                          Page No.
                                                       --------
    Consolidated Balance Sheets                           3

    Consolidated Statements of Income                     4

    Consolidated Statements of Cash Flows                 5

    Notes to Consolidated Financial Statements            6

    Managements Discussion and Analysis of
    Financial Condition and Results of Operations         9


Part II: Other Information                               12


Signatures                                               13

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                SEPTEMBER 30,         DECEMBER 31,
                                   ASSETS                                            1997                1998
                                                                                --------------      --------------
                                                                                 (Unaudited)
Current Assets:
   Cash and Cash Equivalents                                                    $   21,598,024          71,810,707
   Trade Accounts Receivable, less allowance for doubtful accounts                  31,275,642          23,800,284
   Notes Receivable                                                                  2,027,602           1,109,534
   Inventories, net                                                                 41,775,599          29,698,137
   Advances for Inventory Purchases                                                  9,455,078           4,921,481
   Prepaid Expenses and Other Current Assets                                         4,586,389           3,156,489
   Deferred Income Taxes                                                             1,540,923           1,283,788
                                                                                --------------      --------------
      Total Current Assets                                                         112,259,257         135,780,420
                                                                                --------------      --------------

Property, Plant and Equipment, at cost                                              10,902,929           7,718,605
      Less accumulated depreciation and amortization                                (4,040,432)         (2,606,498)
                                                                                --------------      --------------
                                                                                     6,862,490           5,112,107
                                                                                --------------      --------------

Goodwill, net of accumulated amortization                                           60,962,765          28,027,964

Other Assets                                                                         6,989,387           3,657,624
                                                                                --------------      --------------

      Total Assets                                                              $  187,073,899         172,578,115
                                                                                ==============      ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts Payable-Trade                                                       $   14,148,393          11,228,246
   Notes Payable                                                                       285,990                   0
   Accrued Expenses                                                                  3,866,765           2,835,733
   Income Taxes Payable                                                                366,908             720,304
   Other Current Liabilities                                                         2,162,020           1,832,723
                                                                                --------------      --------------
      Total Current Liabilities                                                     20,830,076          16,617,006
                                                                                --------------      --------------

Long Term Debt                                                                               0                   0

Commitments and Contingencies

Stockholders' Equity:
   Preferred Stock, $5 par value, Issuable In series: 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
      authorized, issued and outstanding                                               976,755             976,755
   Common Stock, $.0l par value; 20,000,000 shares authorized;
      14,445,475 and 13,863,101 shares issued and outstanding at
      September 30, 1997 and December 31, 1996, respectively                           144,455             138,631
   Additional Paid-in Capital                                                      153,047,023         143,717,563
   Unrealized Gain on Available for Sale Securities                                  1,656,996                   0
   Foreign Currency Translation                                                     (1,304,137)            (35,000)
   Less:  Treasury Stock, at cost                                                   (4,526,071)           (246,068)
   Retained Earnings                                                                16,248,802          11,409,228
                                                                                --------------      --------------
      Total Stockholders' Equity                                                   166,243,823         155,961,109
                                                                                --------------      --------------

      Total Liabilities and Stockholders' Equity                                $  187,073,899         172,578,115
                                                                                ==============      ==============


The accompanying notes are an integral part of the consolidated financial statements.

           ULTRAK. INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME
                    (Unaudited)



                                                THREE MONTHS         THREE MONTHS        NINE MONTHS           NINE MONTHS
                                                    ENDED               ENDED               ENDED                 ENDED
                                             SEPTEMBER 30,1997   SEPTEMBER 30, 1996   SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                             -----------------   ------------------   ------------------   ------------------
Net sales                                    $     50,701,185           35,151,344          135,257,458           96,591,813
Cost of sales                                      34,690,739           24,075,309           92,307,388           67,962,910
                                             ----------------     ----------------     ----------------     ----------------

     Gross profit                                  16,010,446           11,076,035           42,950,070           28,628,903

Other operating costs:
   Marketing and sales                              7,964,519            4,716,657           21,555,619           13,399,182
   General and administrative                       4,626,636            2,416,421           12,599,239            5,470,703
   Depreciation and goodwill amortization           1,086,263              356,651            2,831,051              913,828
                                             ----------------     ----------------     ----------------     ----------------
                                                   13,677,418            7,489,729           36,985,909           19,783,713
                                             ----------------     ----------------     ----------------     ----------------

     Operating profits                              2,333,028            3,586,306            5,964,161            8,845,190

Other (expense) income:
   Interest (expense) income                          415,178              104,287            1,647,058             (782,516)
   Costs of terminated merger                               0                    0             (697,055)                   0
   Other, net                                         539,473             (103,904)             932,146             (154,180)
                                             ----------------     ----------------     ----------------     ----------------
                                                      954,651                  383            1,882,149             (936,696)
                                             ----------------     ----------------     ----------------     ----------------

Income before income taxes                          3,287,679            3,586,689            7,846,310            7,908,494
     Income taxes                                  (1,271,072)          (1,256,005)          (2,918,827)          (2,773,579)
                                             ----------------     ----------------     ----------------     ----------------

NET INCOME                                          2,016,607            2,329,884            4,927,483            5,134,915

Dividend requirements on
preferred stock                                       (29,302)             (29,302)             (87,908)             (87,908)
                                             ----------------     ----------------     ----------------     ----------------

Net income allocable to
common stockholders                          $      1,987,305            2,300,582            4,839,575            5,047,007
                                             ================     ================     ================     ================

Income per share:
   Primary                                   $            .14     $            .21     $            .33     $            .55
                                             ================     ================     ================     ================
   Assuming Full Dilution                    $            .14     $            .20     $            .33     $            .54
                                             ================     ================     ================     ================

Number of common shares
used in computations:
   Primary                                         14,462,583           10,926,586           14,497,937            9,131,371
                                             ================     ================     ================     ================
   Assuming Full Dilution                           4,920,454           11,365,974           14,921,881            9,591,141
                                             ================     ================     ================     ================

The accompanying notes are an integral part of the consolidated financial statements

         ULTRAK, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited)

                                                                            NINE MONTHS           NINE MONTHS
                                                                               ENDED                 ENDED
                                                                         SEPTEMBER 30, 1997   SEPTEMBER 30, 1996
                                                                         ------------------   ------------------
Cash flows from operating activities:
  Net income                                                              $      4,927,483            5,134,915
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization                                               2,831,051              913,828
     Provision for losses on accounts receivable                                   241,863              172,950
     Provision for inventory obsolescene                                           223,911             (107,557)
     Changes in operating assets and liabilities:
        Accounts and notes receivable                                             (533,161)          (3,670,675)
        Inventory                                                               (7,425,697)          (2,890,108)
        Advances for inventory purchases                                        (4,517,633)          (1,150,417)
        Prepaid expenses and other current assets                                1,109,587           (1,594,724)
        Noncurrent notes and other assets                                       (1,072,211)          (3,239,550)
        Accounts and notes payable                                              (4,529,743)          (3,003,544)
        Accrued and other current liabilities                                   (3,482,701)             501,845
                                                                          ----------------     ----------------

           Net cash used in operating activities                               (12,227,251)          (8,933,037)
                                                                          ----------------     ----------------

Cash flows from investing activities:
    Purchases of property and equipment                                         (2,447,355)          (1,021,173)
    Acquisitions, net of cash acquired                                         (31,211,239)         (12,055,843)
                                                                          ----------------     ----------------

           Net cash used in investing activities                               (33,658,594)         (13,077,016)
                                                                          ----------------     ----------------

Cash flows from financing activities:
    Net borrowings on notes payable                                                      0          (21,992,814)
    Issuance of common stock, net of issuance costs                                 41,073           44,628,703
    Purchase of treasury stock                                                  (4,280,003)            (246,068)
    Payment of preferred stock dividends                                           (87,908)             (87,908)
                                                                          ----------------     ----------------

           Net cash provided by (used in) financing activities                  (4,326,838)          22,301,913
                                                                          ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                           (50,212,683)             291,860
                                                                          ----------------     ----------------

Cash and cash equivalents at beginning of the period                            71,810,707            1,306,482
                                                                          ----------------     ----------------
Cash and cash equivalents at end of the period                            $     21,598,024            1,598,342
                                                                          ================     ================


Supplemental schedule of noncash investing and financing:
    Acquisition of businesses:
           Assets acquired                                                $     56,910,802           28,116,489
           Liabilities assumed                                                 (10,956,377)          (4,909,524)
           Common stock issued                                                  (9,389,214)          (9,419,559)
                                                                          ----------------     ----------------
                                                                                35,565,211           13,787,406
           Less: cash acquired                                                   4,353,972            1,731,563
                                                                          ----------------     ----------------
                                                                          $     31,211,239           12,055,843
                                                                          ================     ================


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

2. Business Acquisitions/Dispositions:

Monitor Dynamics, Inc.

On February 19, 1997, the Company acquired all of the outstanding shares of capital stock of Monitor Dynamics, Inc., ("MDI"), a California corporation, for $25.0 million in cash plus a subsequent cash payment in the amount of $1.2 million based on the amount by which total shareholders' equity of MDI at March 31, 1997 exceeded $6.0 million. MDI designs, manufactures, markets and sells high-end security and access control systems under the SAFEnet brandname. MDI's systems are used in high-end government, defense, industrial, financial and commercial applications throughout the United States and Europe.

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

Videosys Group

On April 9, 1997, the Company completed the acquisition of all of the outstanding capital stock of Casarotto Security, SpA, an Italian corporation, and Videosys Limited, a United Kingdom limited liability company (collectively, the "Videosys Group") for total consideration of $9.55 million US dollars consisting of $5.55 million US dollars in cash and $4.0 million US dollars (comprised of 160,000 shares) in unregistered Ultrak common stock. The Videosys Group designs, imports, and distributes CCTV and related security products primarily in Italy, under the Videosys brandname.

The transaction has been accounted for as a purchase and the operations of the Videosys Group have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 30 years using the straight-line method.

Investment in Securion 24

In August 1997, the Company acquired 10% of the outstanding capital stock of Securion 24 Co. Ltd. ("Securion"), a privately held manufacturer and distributor of security products based near Tokyo, Japan for total consideration of approximately $2.5 million US dollars in cash.

Goodwill is being amortized over 25 years using the straight-line method. The Company's share of Securion's operations are reflected in operations since the date of acquisition.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)



Philtech Electronic Services Limited

In late September 1997, the Company acquired 100% of the outstanding capital stock of Philtech Electronic Services Limited ("Philtech"), a privately held, South African based company, for total consideration of $600,000 US dollars in cash, $300,000 of which payment is deferred over three years from closing. Philtech is a designer, manufacturer and supplier of CCTV switching and control equipment based in Bezvalley near Johannesburg, South Africa.

The transaction will be accounted for as a purchase and the operations of the Philtech will be included in the Company's statement of income beginning October 1, 1997. Goodwill will be amortized over 25 years using the straight-line method.

Disposition of Lenel Systems International, Inc.

In September 1997, the Company sold its approximate 24% interest in Lenel Systems International, Inc., ("Lenel"), a privately-held software company specializing in security access control for consideration comprised of a promissory note and cash totalling $2.6 million US dollars. The promissory note is due within one year and is secured by the Lenel stock Ultrak owned.

A nonrecurring gain on the sale of approximately $300,000 has been reflected in other income in the statement of income.

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

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

The adoption of this now standard will not have a material impact on the disclosure of earnings per share in the financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          For the Three Months ended September 30, 1997 compared to the
                      Three Months ended September 30, 1996

Results of Operations

For the three months ended September 30, 1997, net sales were $50,701,185, an increase of $15,549,841 (44%) over the same period in 1996. This increase for the three months ended September 30, 1997 was due to the effect of the acquisitions entered into during 1996 and 1997, sales of new products introduced during late 1996 and 1997 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $34,690,739, an increase of $10,615,430 (44%) over the same period in 1996. Gross profit margins on net sales increased to 31.6% for the three months ended September 30, 1997 from 31.5% for the same period in 1996. This increase in gross profit margin was due to increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of higher margins on sales of products from the acquisitions entered into during 1996 and 1997 and higher margins on new products introduced during late 1996 and 1997.

Marketing and sales expenses were $7,964,519, an increase of $3,247,862 (69%) over the same period in 1996. Marketing and sales expenses for the three months ended September 30, 1997 were 15.7% of net sales, up from 13.4% for the same period in 1996. This increase was due to the effect of acquisitions during 1996 and 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $4,626,636, an increase of $2,210,215 (91%) over the same period in 1996. General and administrative expenses for the three months ended September 30, 1997 were 9.1% of net sales, up from 6.9% of net sales for the same period in 1996. This increase was a result of (i) the acquisitions during 1996 and 1997, all of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's existing operations, and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other income was $954,551, an increase of $954,268 (>100%) from the same period in 1996. This increase was due primarily to repayments of outstanding borrowings from proceeds of the June 1996 stock offering resulting in no interest expense in 1997, interest income on proceeds of the November 1996 stock offering and gain on sale of the Company's investment in Lenel Systems International, Inc.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

         For the Nine Months ended September 30, 1997 compared to the
                     Nine Months ended September 30, 1996

Results of Operations

For the nine months ended September 30, 1997, net sales were $135,257,458, an increase of $38,665,645 (40%) over the same period in 1996. This increase for the nine months ended September 30, 1997 was due to the effect of the acquisitions entered into during 1996 and 1997, sales of new products introduced during late 1996 and 1997 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $92,307,388 an increase of $24,344,478 (36%) over the same period in 1996. Gross profit margins on net sales increased to 31.8% for the nine months ended September 30, 1997 from 29.6% for the same period in 1996. This increase in gross profit margin was due to increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of higher margins on sales of products from the acquisitions entered into during 1996 and 1997 and higher margins on new products introduced during 1996 and 1997.

Marketing and sales expenses were $21,555,619, an increase of $8,156,437 (61%) over the same period in 1996. Marketing and sales expenses for the nine months ended September 30, 1997 were 15.9% of net sales, up from 13.9% for the same period in 1996. This increase was due to the effect of acquisitions during 1996 and 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $12,599,239, an increase of $7,128,536 (130%) over the same period in 1996. General and administrative expenses for the nine months ended September 30, 1997 were 9.3% of net sales, up from 5.7% of net sales for the same period in 1996. This increase was a result of (i) the acquisitions during 1996 and 1997, all of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's existing operations, and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other income was $1,882,149, an increase of $2,818,845 (301%) from the same period in 1996. This increase was due primarily to no interest expense in 1997 resulting from the repayment of bank and other lender borrowings from proceeds of the June 1996 stock offering and interest income on cash and cash equivalents resulting from the proceeds of the November 1996 stock offering.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 1997 of approximately $50.2 million. Net cash used in operating activities for the period was approximately $13.9 million, primarily consisting of increases in inventories, advances for inventory and decreases in accounts and notes payable and accrued and other current liabilities. Net cash used in investing activities was approximately $32 million consisting of purchases of property and equipment and cash payments for acquisitions partially offset by unrealized gains on available for sale securities. Cash used in financing activities was approximately $4.3 million, consisting of purchases of treasury stock and the payment of dividends on the Series A Preferred Stock partially offset by the net proceeds from issuance of common stock pursuant to exercises of stock options.

As of September 30, 1997, the Company had unused available revolving lines of credit under its bank facility totaling $20.0 million. The Company was in compliance with all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the credit facilities and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                          ULTRAK, INC. AND SUBSIDIARIES

                         QUARTER ENDED SEPTEMBER 30,1997

Part II: Other Information

     Item 1. Legal Proceedings

             During the quarter ended September 30, 1997, P.A.T. Co. and Kustom Signals, Inc., each a Kansas corporation, settled their legal proceedings against the Company.

     Item 2. Changes in Securities

             Not Applicable

     Item 3. Defaults Upon Senior Securities

             Not Applicable

     Item 4. Submission of Matters to a Vote of Security Holders

             Not Applicable

     Item 5. Other Information

             None

     Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits filed with this report.

             Exhibit 11.1: Computation of Per Share Income for the three and nine months ended September 30, 1997.

             Exhibit 27: Financial Data Schedule

             (b) Reports on Form 8-K

             None filed during the quarter ended September 30, 1997.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ULTRAK, INC.
                                    (Registrant)


Date: November 10, 1997             By: /s/ TIM D. TORNO
                                       --------------------------------
                                    Tim D. Torno
                                    Principal Financial and
                                    Accounting Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------


 11.1 Computation of Per Share Income for the three and nine months ended September 30, 1997.

 27          Financial Data Schedule