Form 10-Q/A
period 1997-09-30
ULTRAK INC
filed 1997-11-20
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A


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

                                                     Yes [X]   No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997: 14,445,475 shares of $.01 par value common stock.

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
                                             ================     ================     ================     ================

Number of common shares
used in computations:
   Primary                                         14,462,583           10,926,586           14,497,937            9,131,371
                                             ================     ================     ================     ================
   Assuming Full Dilution                          14,920,454           11,365,974           14,921,881            9,591,141
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



                                    ULTRAK, INC.
                                    (Registrant)



Date: November 20, 1997             By: /s/ TIM D. TORNO
                                       --------------------------------
                                    Tim D. Torno
                                    Principal Financial and
                                    Accounting Officer