Form 10-K
period 1997-12-31
ULTRAK INC
filed 1998-03-30
CIK 318259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934

                         Commission file number: 0-9463

                                  ULTRAK, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        75-2626358
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                      Identification No.)


      1301 WATERS RIDGE DRIVE
          LEWISVILLE, TEXAS                                     75057
(Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (972) 353-6500

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
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 27, 1998, was $136,331,168. As of that date, 14,445,741 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Ultrak, Inc. (the "Company" or "Ultrak") designs, manufactures, markets, sells and services electronic products and systems for use in security and surveillance, industrial and medical video and professional audio markets worldwide. These products and systems include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time lapse recorders, multiplexers, video transmission systems, access control systems, computerized observation and security systems, audio equipment and accessories. The Company has generated rapid growth with sales increasing from $1.8 million in 1987 to $189 million in 1997.

         It is the Company's objective to provide single-source solutions to its customers in the form of integrated systems whereby all closed circuit television ("CCTV") components, alarms, access control, and badging as well as facility and personnel management functions and reporting are controlled from one single console. Integrated systems bring CCTV, access control and facility management, communications and audio into one system with one control platform. Integrated systems greatly reduce acquisition, support, maintenance and training costs, raise system performance levels and provide a platform for innovation to better serve the end user. Ultrak's management believes that integration provides customers maximum functionality at the lowest possible cost.

         The Company was incorporated in Colorado in 1980 and re-incorporated in Delaware in December 1995. In 1997, the Company built a 170,000 square foot warehouse and headquarters facility known as the Ultrak Worldwide Support Center located in the northern Dallas suburb of Lewisville, Texas. Since January 1, 1998, the Company's new address is 1301 Waters Ridge Drive, Lewisville, Texas 75057 and its telephone number is (972) 353-6500.

         Ultrak operates sales, distribution and manufacturing locations worldwide. The Company has sales facilities in six US cities, England, France, Germany, Italy, Singapore, Australia, Japan and South Africa, as well as active representation through systems integrators in China and Brazil. Customers are supported by ten distribution centers worldwide and manufacturing facilities located in the United States, Germany, Australia and South Africa.

INDUSTRY BACKGROUND AND MARKETS SERVED

         The markets served by Ultrak's products and systems include Professional Security and Surveillance, Do-it-yourself Security and Surveillance, Professional Audio, Industrial Video and Dental and Medical Video.

Professional Security and Surveillance

         The professional security and surveillance market services manufacturing facilities, airports, office complexes, government agencies, hospitals, casinos, retail stores and other organizations that are increasingly in need of integrated electronic security and surveillance systems that combine CCTV, access control and facility management and communications. These products and systems also play an important role in traffic management, public safety and mobile video applications. The Company sells these products and systems to distributors, dealers and systems integrators through its own field sales personnel. It is the Company's strategy to develop and acquire a comprehensive line of products and integrated systems, build worldwide sales, service and support and provide single-source solutions to its customers.

         The following Ultrak products and integrated systems are sold into the professional security and surveillance markets: cameras, lenses, domes and housings, monitors, time-lapse and digital recorders, ruggedized cameras, monitors and recorders for mobile video applications, digital processors (quads and multiplexers), switchers and video management systems, video transmission equipment, access control and facility management equipment, and the DAVE (Duplex Analog Video Encoding) Technology(TM) system. Ultrak's proprietary DAVE Technology System 2000 is based on technology that provides complete and continuous video coverage using a large array of cameras connected by a single loop of coaxial cable.

         1997 revenues for the US electronic security market were estimated to be in excess of $14 billion, according to the SDM Magazine 1998 Industry Forecast Survey.

Do-It-Yourself Security and Surveillance

         As CCTV become more affordable, small businesses and homeowners are installing video observation systems to replace or supplement conventional alarm systems. The consumer do-it-yourself security and surveillance market consists of those applications in which end users purchase security and surveillance systems and install the systems themselves in their small businesses or homes. Video products sold into this market are characterized by affordability, aesthetically appealing designs, ease of installation and maintenance and mobility. The typical consumer market CCTV system consists of a camera, monitor, switcher and, optionally, a video recorder, which system can be wired or wireless. Consumer CCTV products are sold through mass merchandisers, wholesale clubs, electronic retail stores, office and juvenile product superstores, as well as through retail catalogs. According to the United States Census Bureau, there were approximately 9.4 million businesses with less than 100 employees and 99 million households in the United States in 1996.

         It is the Company's strategy to provide easy-to install and easy-to-operate video products and systems that are "feature rich" and affordably priced. The Company is seeking to expand these product lines and introduce these, or similar products and systems, into the European market. These products are marketed under the Exxis label at a certain wholesale club and under the Smart Choice and other labels at various retail outlets. The Company sells these products through a combination of its own sales force and manufacturer's representatives.

Professional Audio

         The professional audio market includes public address equipment for office complexes, hotels, airports and retail stores. In addition, this market includes sound reinforcement systems for concert halls, churches, arenas and theaters.

         Ultrak produces and markets products for professional audio and sound reinforcement systems such as amplifiers, speakers, mixers, equalizers, microphones, CD players, turntables and accessories. The Company sells these systems through a direct sales force in France and through manufacturer's representatives in the US and other countries.

Industrial Video

         System integrators who assemble and sell equipment-incorporating video to manufacturers that use the equipment in their production processes typically purchase video products. Video cameras are used for machine vision, computer imaging, robotics, microscopy, high-speed inspection and high temperature furnace monitoring. Industrial video offers more precise assessment than human visual inspection, and can measure image parameters which are imperceptible to the human eye. These systems are also used to remotely monitor automated assembly lines to ensure that each process on the assembly line is accurately and completely performed. New industrial applications are emerging as new equipment is developed and as production automation levels increase. According to Frost & Sullivan, the market for cameras for manufacturing applications is expected to grow at a compound annual rate of 15% through 1999. The world industrial video market was estimated to be $500 million in 1997.

         The Company's strategy with regard to the industrial video market is to strengthen customer loyalty by backing-up advanced products with technical expertise, a large variety of products and outstanding customer support. The Company uses a combination of its own sales force and manufacturer's representatives to sell these products to dealers and OEM accounts.

Dental & Medical Video

         The dental and medical market consists of intraoral video cameras for the dental market and medical video applications, such as otoscopes for eardrum examinations and cameras for microscopy, endoscopy and various surgical applications.

         Video products assist dentists in diagnosing problems for patients and help in explaining the proposed treatment to the patient, thereby increasing the rate of patient acceptance of proposed treatments. By means of a video printer, dentists can print pictures of the patient's teeth, providing documentation for insurance purposes, patient monitoring and "superhuman" viewing during surgery. The primary dental target market for CCTV systems consists of the approximately 118,500 general dentistry practitioners. Only about 46% of these dentists currently own an intraoral camera system, according to a survey conducted for Dental Products Report in 1996.

         In addition, medical video is also emerging as a technology for veterinary medicine. Frost & Sullivan, World Industrial/Broadcast Solid State Camera and System Markets 1993, has estimated that the market for cameras in medical applications will grow at a compound annual growth rate of 13% through 1999. The worldwide medical vision market is estimated to be $450 million and is projected to grow at a 14% annual rate according to Frost & Sullivan.

         The strategy that Ultrak has set is to capitalize on the new generation of UltraCam intraoral camera systems and to build broader name recognition within the medical community through the introduction of a new otoscope and medical-grade VCR. Ultrak's sales force sells the intraoral camera systems to dental dealers and the medical products to system integrators.

STRATEGY

         Ultrak's strategy is to develop and acquire the most comprehensive family of world-class electronic products and systems for all of the markets it services. Additionally, Ultrak's strategy is to build worldwide marketing capabilities to maximize market coverage and increase the speed with which it gets its products to market. The Company seeks to implement this strategy through superior customer service, highly focused sales and marketing, customer-driven product development, cost effective design and production and delivery of innovative and value oriented products and systems.

ACQUISITIONS

         Acquisitions have contributed significantly to the Company's recent growth. The Company believes that acquisitions are an effective way to obtain new CCTV and related products and integrated systems, add experienced personnel, access additional channels of distribution, expand into new geographic territories, diversify its customer base and improve operating efficiencies through economies of scale. The Company believes that the security industry is in the process of consolidating, which should present additional opportunities for growth through acquisitions. During 1995, the Company completed three acquisitions. During 1996, the Company completed three acquisitions and made a minority investment in one company (subsequently sold in 1997) and in 1997, the Company completed five acquisitions, made a minority investment in one company and established an 80 percent-owned subsidiary in the Pacific Rim.

1995 Acquisitions:

Koyo, Diamond and GPS

         In March 1995, Ultrak acquired certain assets of the CCTV division of Koyo International, Inc. of America ("Koyo"), adding the patented ball camera, which is ideal for museum, residential and high-end commercial installations and offers a high level of performance and installation simplicity. In July 1995, Ultrak acquired Diamond Electronics, Inc. ("Diamond"), a manufacturer of video CCTV security and surveillance systems used by large retailers and municipalities and of viewing systems used by industry in hazardous settings. The acquisition of Diamond added industrial viewing equipment and high speed dome-mounted camera systems. In November 1995, Ultrak acquired G.P.S. Standard U.S.A. ("GPS"), adding a complete range of advanced CCTV accessories, including camera housings, mounting brackets, camera pan-and-tilt mechanisms, perimeter protection systems and software-driven camera control systems. Diamond was acquired for $3.8 million in registered Common Stock and Koyo and GPS were acquired for aggregate consideration of approximately $900,000 in cash and Common Stock.

1996 Acquisitions:

MAXPRO

         Effective July 1, 1996, Ultrak acquired approximately 75% of the outstanding stock of MAXPRO Systems Pty Ltd. ("MAXPRO") in exchange for approximately $8.2 million in cash and $900,000 in restricted Common Stock payable over a two-year period ending August 1, 1998. On February 17, 1997, the Company acquired the remainder of the outstanding stock of MAXPRO for 175,000 shares of restricted Common Stock valued at $3.1 million. MAXPRO, a manufacturer and distributor of CCTV products and systems based in Perth, Western Australia, added large-scale CCTV switching systems to the Company's product line and enabled the Company to enter several new target geographic and customer markets. MAXPRO's CCTV switching systems consist of sophisticated, matrix video switching software that is coupled to a computer-controlled security input and output network. The systems allow a virtually unlimited number of input and output devices, including cameras, domes, VCRs and access control devices, to work together seamlessly.

Bisset

         Effective October 1, 1996, Ultrak acquired all of the outstanding share capital of Groupe Bisset, S.A. ("Bisset"), based in Paris, and one of France's largest distributors of CCTV products, for $5.0 million in cash and a total of 456,522 shares of restricted Common Stock valued at $8.6 million. Bisset distributes products from manufacturers such as Diamond, Mitsubishi, Samsung, Sanyo, Ikegami and Pentax as well as Ultrak. It sells to installing dealers and system integrators and provides technical support and full warranty repair and service. Bisset also designs, markets and sells audio equipment including mixers, equalizers, speakers and public address equipment under its own brand, BST, for the professional audio market. Bisset provided the Company with a prominent entry into the strategically important French market and provided the Company with expanded sales opportunities in Western Europe.


Lenel

         In September 1996, Ultrak acquired approximately 24% of the outstanding stock of Lenel Systems International, Inc. ("Lenel"), a privately held software company specializing in access control, based in Fairport, New York, for $2.6 million in cash. Additionally, Ultrak received a warrant that enabled it to increase its equity ownership in Lenel over time and signed a reseller agreement with Lenel whereby Ultrak is a worldwide reseller of Lenel's products (except Norway and Sweden).

         In September 1997, the Company sold its approximately 24% interest in Lenel and warrants for consideration comprised of a promissory note and cash totaling $3.1 million. The promissory note is due within one year and is secured by the Lenel stock Ultrak owned.

VideV

         Effective December 1, 1996, the Company acquired all of the outstanding share capital of VideV GmbH ("VideV"), based in Dusseldorf and one of Germany's largest distributors of CCTV products, for 5,000,000 Deutsche Marks ($3.25 million) in cash and 53,820 shares of restricted Common Stock valued at $556,000. VideV designs and distributes its own line of CCTV products under the brand name VideV Systems and distributes products from manufacturers such as Costar, Grundig, HiSharp and Ikegami. VideV sells primarily to installing dealers and system integrators. The acquisition of VideV provided the Company with a significant entry into Germany's CCTV market and increases the Company's overall presence in Western Europe.

1997 Acquisitions:

Monitor Dynamics

         Effective February 1, 1997, the Company acquired Monitor Dynamics, Inc. ("MDI"), based in Rancho Cucamonga, California, which designs, manufactures, markets and sells high-end security and access control systems for a total of $26.1 million in cash. MDI's computer-based integrated security and access control systems are sold under the SAFEnet brandname and are used in very high-end government, defense, industrial, financial and commercial applications throughout the United States and Europe. MDI's systems are sold primarily through dealers and system integrators. The acquisition of MDI provides the Company with high-end security and access control systems and products.

Intervision

         Effective March 1, 1997, the Company acquired all of the outstanding share capital of Intervision Express Limited ("Intervision"), based in Preston, England (near Manchester), a distributor of CCTV products for 500,000 British Pounds ($814,000) in promissory notes and 38,822 shares of restricted Common Stock valued at $719,000. Intervision sells primarily to small- and medium-sized installing dealers and system integrators. Intervision distributes products from manufacturers such as Dedicated Micros, Toa, Hitachi and Mitsubishi. The acquisition of Intervision gave the Company a presence in the United Kingdom market and continued the expansion of its European operations.

Videosys Group

         Effective April 1, 1997, the Company acquired the Videosys Group ("Videosys"),based near Venice, Italy, for total consideration of $8.37 million consisting of $5.55 million in cash and 160,000 shares of the Company's restricted Common Stock valued at $2.82 million. The Videosys Group designs, imports and distributes CCTV and related security products primarily in Italy, under the Videosys brand name. The Videosys Group sells primarily to installing dealers and system integrators. The acquisition of the Videosys Group provides the Company with a significant presence into Italy's CCTV market.


Veravision

         On April 1, 1997, the Company acquired all of the outstanding shares of capital stock of Veravision, Inc. ("Veravision"), based in San Clemente, California, which manufactures intra-oral camera products for use primarily in the dental market, for $150,000 in promissory notes, assumed debt of approximately $2.0 million and 10% of the outstanding shares of capital stock of Dental Vision Direct, Inc., a subsidiary of the Company, which are convertible into shares of restricted Common Stock using a formula set forth in the definitive agreement.

Securion 24

         In August 1997, the Company acquired 10% of the outstanding capital stock of Securion 24 Co. Ltd. ("Securion"), a privately held manufacturer and distributor of security products based near Tokyo, Japan, for total consideration of approximately $2.2 million in cash. In connection with the investment, Ultrak granted Securion exclusive distribution rights to certain of its products and systems pursuant to a firm annual purchase commitment. The minority interest in Securion gave the Company access to the Japanese market by virtue of the Company's association with an established Japanese security company.

Philtech

         Effective October 1, 1997, the Company acquired 100% of the outstanding capital stock of Philtech Electronic Services Limited ("Philtech"), a privately-held, South African based company, for total consideration of $600,000 in cash, $300,000 of which is payable over the three years following closing. Philtech is a designer, manufacturer and supplier of CCTV switching and control equipment based in Bezvalley near Johannesburg, South Africa. The acquisition of Philtech gave the Company a presence in the growing South African market.

Ultrak Asia Ltd.

         In November 1997, the Company established an 80 percent-owned company in Singapore, Ultrak Asia Ltd. ("Ultrak Asia"), to further penetrate the Asian market with Ultrak products and systems.

MARKETING AND SALES

         Ultrak operates through highly focused selling groups organized according to Ultrak's target markets. Ultrak's customer-focused structure allows for individual attention to each target market, quick response to customer needs and early identification of market requirements and new product ideas. Generally, the Company reaches each target market through regional sales professionals supported by telemarketing, catalogs, direct mail, magazine advertising and industry trade shows.

         The Company uses various brand names for products sold through each of its selling groups to maximize market penetration of each selling group, to minimize market channel conflicts and to differentiate products by features, applications and price. The Company's proprietary brand names, many of which are registered trademarks, include Ultrak, Diamond Electronics, MAXPRO, VideV Systems, Videosys, SAFEnet, Exxis, Smart Choice, BST, Industrial Vision Source, Mobile Video Products and UltraCam. Approximately 85% of the products sold by the Company in 1997 carried Ultrak brand names. The Company also sells brands such as Panasonic, Mitsubishi, and Sony.

         Ultrak began actively pursuing the international market in 1995. In 1995 and early 1996, Ultrak sold its products and systems in a number of countries including Mexico, Brazil, Argentina, England, France, Germany, Denmark, India, China, South Korea, Japan, The Philippines and Australia. Since the second quarter of 1996, the Company acquired MAXPRO (Australia), Bisset (France), VideV (Germany), Intervision (the UK), the Videosys Group (Italy), Philtech (South Africa), made an investment in a distribution company in Japan and established a distribution company in Singapore, which has expanded the Company's presence internationally. See Note J to the Company's Consolidated Financial Statements with respect to Foreign Operations.

PRODUCT DESIGN AND DEVELOPMENT

         In addition to traditional research and development activities, Ultrak's engineering and product development staff works directly with its customers to design new products and product enhancements, and coordinates with its contract suppliers to manufacture certain Ultrak branded products. Ultrak has developed a highly competent engineering staff to work with its selling and marketing groups to develop new products and product line extensions that promptly respond to customer needs on a worldwide basis. Consequently, Ultrak believes that it can develop technologically superior products with customer-desired performance capabilities that address new applications at lower prices than competitive products.

         As of December 31, 1997, the Company had a full-time engineering staff of 75 employees compared to four as of December 31, 1994. Because of the complex and highly specialized requirements of Ultrak products and systems, these employees are experienced in a wide range of engineering disciplines including charged-couple device ("CCD") technology, analog and digital signal processing, CCTV management and switching technology, computer based access control technology, facility management technology and high speed dome technology. In addition, the Company's primary international contract manufacturers employ a number of engineers who are primarily dedicated to research and development efforts of products sold by Ultrak.

PRODUCTS AND SYSTEMS

         The Company's motto, "Quality Products That Make a Difference," summarizes the Company's strategy of developing technologically advanced and cost-effective products and systems that are unique and solve customers' specific needs or problems. Through in-house product development, and with the product lines the Company obtained through acquisitions, Ultrak offers a broad line of Ultrak branded products and systems. The Company's brand names include Ultrak, Diamond Electronics, MAXPRO, VideV Systems, Videosys, SAFEnet, Exxis, Smart Choice, BST, Industrial Vision Source, Mobile Video Products and UltraCam. Approximately 85% of the products sold by the Company in 1997 carried Ultrak brand names. The Company also sells brands such as Panasonic, Mitsubishi, Dedicated Micros and Sony.

         The Company's products and systems include a broad line of cameras, lenses, high-speed dome and housings, monitors, time-lapse and digital recorders, digital processors, switchers and video management systems, the DAVE Technology(TM) system, video transmission equipment access control and facility management equipment, control matrix switching systems and accessories and professional audio products. Other products and systems include dental intraoral cameras, video printers, patient education systems, video otoscopes and furnace viewing systems.

OPERATIONS

         A critical element of the Company's operations is its management information systems. In early 1997, the Company selected SAP, a leading enterprise software system, for its worldwide information needs. As of February 1998, the Company successfully completed the SAP conversion process at its Lewisville, Texas Worldwide Support Center, as well as three other domestic facilities. SAP has multi-lingual and multi-currency capabilities, and it will unite Ultrak and all of its subsidiaries with a common inventory, sales and database management system. Via laptop computers, the Ultrak sales team can easily communicate with the host system from anywhere in the world.

         Ultrak believes that one of the keys to its success is its commitment to provide excellent response and service to its customers. Domestic orders can be entered into the Company's Lewisville, Texas-based computer system either directly by the customer through electronic data interchange, by traveling sales representatives using laptop computers or by in-house sales personnel. After the computer system performs an automated check of the customer's account and credit limit, the order is released to be shipped from available inventory at one of the five domestic stocking warehouse locations. Because the Company maintains a relatively large inventory of products, it ships most items within 24 hours of receipt of the order. The Company's domestic stocking warehouse locations are Lewisville (Dallas), Texas; Broomfield (Denver), Colorado; Rancho Cucamonga (Ontario), California, San Diego, California; Ft. Lauderdale, Florida and Carroll (Columbus), Ohio. Approximately 85% of all domestic shipments are made from the Lewisville, Texas warehouse. Bisset, Intervision, the Videosys Group and Philtech also maintain a relatively large inventory of products and are able to ship most items promptly after the receipt of an order. Because Diamond, MAXPRO, VideV and MDI manufacture many of their products to order, the shipment of their products generally occurs within a week or more after the receipt of an order, depending on the size and complexity of the order.

         With respect to Ultrak branded products manufactured by contract manufacturers, most of these products are made exclusively for the Company or there are limited or no sales of such products in the areas served by the Company. The Company believes that its relationships with its suppliers are good. In most of these relationships, the Company believes that the relationship is as important to the supplier as it is to the Company. Thus, the Company believes that there is a strong, mutually advantageous basis for the trading relationship to continue and grow. See Note G to the Company's Consolidated Financial Statements with regard to Major Customers and Suppliers.

         Delivery times for products manufactured abroad vary from one week to two months, depending on the mode of transportation. Because of foreign production lead times, the Company normally makes purchase commitments to these foreign suppliers three to six months in advance of shipment. Therefore, management believes it is necessary for the Company to commit to and carry larger levels of inventory than would be necessary if it manufactured all of its products domestically. Given order lead times, accurate inventory forecasting is critical.

         Substantially all of the Company's purchases from its non-affiliated contract manufacturers are made in United States Dollars with the remaining purchases made in Japanese Yen, Australian Dollars, French Francs, German Deutschmarks, Italian Lira, the South African Rand and English Pounds. To date, the Company's purchases have not been materially adversely affected by fluctuations in the valuation of any international currency. It is expected that the Company will continue to purchase the vast majority of its products in United States Dollars.

         To ensure complete customer service and satisfaction, Ultrak offers third-party leasing services and after-sale service for all equipment sold by the Company.

         Ultrak offers a limited warranty on all products shipped. The Company generally warrants that its products will conform to Ultrak's published specifications and be free from defects in materials and workmanship. For products sold under the Ultrak name, the Company offers a two-year warranty on cameras, most monitors, observation systems and quad processors. For all other Ultrak equipment, a warranty of one year is offered. Ultrak specifically disclaims any liability for personal injury or property loss by burglary, robbery, fire or otherwise and disclaims any warranty that its products will provide adequate warning or protection or that its products will not be compromised or circumvented. The Company makes no warranty for products sold under third-party brand names (although the warranty, if any, of the manufacturer of the product may apply).

         When goods are delivered to Ultrak, a random sampling quality assurance procedure is performed. Selected units are verified for functionality, proper packaging, labeling and documentation. The Company's primary contract manufacturer as well as VideV in Germany are ISO9001 certified. The quality assurance procedures in the Company's Ohio plant (Diamond) and California facility (MDI) comply with ISO9001 specifications.

BACKLOG

         As of December 31, 1997 and 1996, the Company had approximately $12.3 million and $9.4 million respectively, in order backlog which it considered to be firm. Because purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. Since the Company ships most products within 24 hours of receipt of the order, the Company believes that backlog is not a significant measurement of the Company's financial position.

INTELLECTUAL PROPERTY

         As part of its ongoing engineering and development activities, Ultrak seeks patent protection on inventions covering new products and improvements when appropriate. Ultrak currently holds a number of United States patents and has a number of pending patent applications. Although the Company's patents have value, the Company believes that the success of its business depends more on innovation, sales efforts, technical expertise and knowledge of its personnel and other factors. The Company also relies upon trade secret protection for its confidential and proprietary information. Many of the Company's brands are registered trademarks owned by the Company.

COMPETITION

         The Company faces substantial competition in each of its markets. Significant competitive factors in the Company's markets include price, quality and product performance, breadth of product line and customer service and support. Some of the Company's existing and potential competitors have substantially greater financial, manufacturing, marketing and other resources than the Company. To compete successfully, the Company must continue to make substantial investments in its engineering and development, marketing, sales, customer service and support activities. There can be no assurance that competitors will not develop products that offer price or performance features superior to those of the Company's products.

         The Company considers its major competitors to be the CCTV and access control operations of Sensormatic Electronics Corporation, Burle (part of Philips Communication & Security Systems, Inc.), Panasonic, Pelco, Vicon Industries, Inc. and Cassi Rusco.

EMPLOYEES

         As of December 31, 1997, the Company had 672 full-time employees employed worldwide at 16 primary locations and 12 field sales offices, of which 247 were sales and sales support personnel, 179 were warehouse/manufacturing personnel, 71 were technical/service personnel, 75 were engineering and product development personnel and 100 were administrative and managerial personnel.

         The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, in a market where such people are in demand. No employee is represented by a union or covered by a collective bargaining agreement and the Company has not experienced a work stoppage or strike. The Company considers its employee relations to be good.

         The Company has a formal employee partnership philosophy that the Company believes contributes significantly to its success. During periodic "partners' meetings," all employee-partners are informed about the state of the Company and key events that took place during the preceding month and given the opportunity to ask questions, make suggestions and comment.

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

ITEM 2.  PROPERTIES

         The Company moved to its new Worldwide Support Center in January 1998. The facility is comprised of approximately 170,000 square feet of leased office and warehouse space located on 14 acres of land in Lewisville, Texas, pursuant to a lease with an initial term expiring in April 2003. There is adequate available space on the premises for expansion of the Worldwide Support Center if such expansion is deemed necessary. At the conclusion of the initial lease term, the Company has an option to acquire the facility. The Company also leases additional office/distribution warehouse space in Broomfield, Colorado; Fort Lauderdale, Florida; San Diego, California; Paris, France; Dusseldorf, Germany; Preston (Manchester), England; San Vendemiano (Venice), Italy; Kengray, South Africa and Singapore.

         The Company owns its 72,000 square foot manufacturing facility in Carroll (Columbus), Ohio and leases its manufacturing facilities in San Clemente, California; Rancho Cucamonga, California; and Perth, Western Australia. The Company believes that its manufacturing facilities are adequate to meet the Company's present and anticipated manufacturing needs for products that it currently manufactures.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not aware of any material pending or threatened legal proceedings to which the Company is or may be a party. The Company knows of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1997.

                           FORWARD LOOKING STATEMENTS
 CERTAIN STATEMENTS CONTAINED OR INCORPORATED IN THIS ANNUAL REPORT ON FORM 10-K, WHICH ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD LOOKING STATEMENTS ARE MADE IN GOOD FAITH BY ULTRAK, INC. PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE REFORM ACT. FORWARD LOOKING STATEMENTS MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ULTRAK, INC. TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, FLUCTUATIONS IN OPERATING RESULTS, ABILITY TO INTRODUCE NEW PRODUCTS, TECHNOLOGICAL CHANGES, RELIANCE ON INTELLECTUAL PROPERTY AND OTHER RISKS. MOREOVER, THE OBJECTIVES AND INTENTIONS SET FORTH IN THIS FORM 10-K ARE SUBJECT TO CHANGE DUE TO DOMESTIC, GLOBAL MARKET AND ECONOMIC CONDITIONS BEYOND THE CONTROL OF ULTRAK, INC.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

MARKET PRICE AND DIVIDENDS

         The Company's $.01 par value common stock ("Common Stock") commenced trading on the Nasdaq Stock Market's Nasdaq National Market ("Nasdaq National Market") on January 18, 1994, under the symbol "ULTK." Before that time, the Common Stock was traded in the over-the-counter market. Prices shown do not include adjustments for retail markups, markdowns or commissions. The following table sets forth the high and low closing prices on the Nasdaq National Market for the periods indicated:

                                                                                               HIGH        LOW
                                                                                               ----        ----
1996
  First quarter......................................................................         $9.75       $6.38
  Second quarter.....................................................................         19.38        9.25
  Third quarter......................................................................         29.00       15.63
  Fourth quarter ....................................................................         33.25       24.13

1997
  First quarter......................................................................        $31.50      $17.63
  Second quarter.....................................................................         17.13        8.56
  Third quarter......................................................................         12.75        8.50
  Fourth quarter ....................................................................         13.13        9.13


         As of February 28, 1998, there were approximately 1,300 holders of record of the Common Stock.

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


RECENT SALES OF UNREGISTERED SECURITIES

         On July 23, 1997, the Company issued 166,667 shares of Common Stock to the former owners of Bisset (residents of France) as deferred consideration for the acquisition of Bisset. The share price used for such issuance was $8.75 per share. Exemption from registration was claimed under Section 4(2) of the Act.

         On July 25, 1997, the Company issued 34,043 shares of Common Stock to the former owners of MAXPRO (residents of Australia) as deferred consideration for the acquisition of MAXPRO. The share price used for such issuance was $8.81 per share. Exemption from registration was claimed under Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data for the Company as of and for the five fiscal years ended December 31, 1997, have been derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected consolidated financial data includes the effects of businesses acquired in 1994, 1995, 1996 and 1997. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes which are included elsewhere herein.



                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                                (IN THOUSANDS)



                                                        1993            1994         1995          1996           1997
                                                        ----            ----         ----          ----           ----
INCOME STATEMENT DATA:

Net sales .........................................  $  52,412      $  79,063     $ 101,232     $ 136,636       $188,741

Cost of sales .....................................     39,554         59,350        76,319        95,786        130,048
                                                     ---------      ---------     ---------     ---------      ---------

Gross profit ......................................     12,858         19,713        24,913        40,850         58,693

Marketing and sales expenses ......................      7,025         11,201        13,255        18,766         31,312

General and administrative expenses ...............      1,926          2,686         4,651         8,871         19,130

Depreciation and amortization .....................        252            447           891         1,436          4,038

Special charges ...................................       --              --           --            --            3,122
                                                     ---------      ---------     ---------     ---------      ---------
         Total operating expenses .................      9,203         14,334        18,797        29,073         57,602
                                                     ---------      ---------     ---------     ---------      ---------

Operating profit ..................................      3,655          5,379         6,116        11,777          1,091

Other expense (income) ............................        635          1,076         1,881           285         (3,079)
                                                     ---------      ---------     ---------     ---------      ---------

Income from continuing operations before income
   taxes ..........................................      3,020          4,303         4,235        11,492          4,170

Incomes taxes .....................................        382          1,514         1,540         3,893          1,769
                                                     ---------      ---------     ---------     ---------      ---------
Income from continuing operations .................      2,638          2,789         2,695         7,599          2,401

Income (loss) from discontinued operations ........     (1,834)          (190)          --            --             --
                                                     ---------      ---------     ---------     ---------      ---------
         Net income ...............................        804          2,599         2,695         7,599          2,401

Dividend requirements on preferred stock ..........        117            117           117           117            117
                                                     ---------      -=-------     ---------     ---------      ---------
Net income allocable to common stockholders .......  $     687      $   2,482     $   2,578     $   7,482      $   2,284
                                                     =========      =========     =========     =========      =========
Weighted average shares outstanding - basic .......      6,511          6,542         6,870         9,486         13,970

Income per common share from continuing
   operations - basic .............................  $    0.39     $     0.41     $    0.38     $    0.79      $    0.16

Net income per common share - basic ...............  $    0.11     $     0.38     $    0.38     $    0.79      $    0.16



                                                                       AS OF DECEMBER 31,
                                                                        (IN THOUSANDS)

                                                            1993        1994     1995      1996        1997
                                                            ----        ----     ----      ----        ----

  BALANCE SHEET DATA:

  Working capital...................................... $  4,966    $  5,676  $ 9,880  $119,163     $93,604

  Total assets.........................................   25,385      36,353   52,955   172,578     185,420

  Short-term debt......................................   12,875      18,244   24,482        --          --

  Long-term debt.......................................      --          --     1,535        --          --

  Stockholder's equity and equity put options..........    7,541      10,070   16,497   155,961     163,198

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The consolidated financial statements include the accounts of Ultrak and its eleven consolidated subsidiaries. The Company is further organized in the US into separate selling divisions; all supported by common administrative functions such as credit, accounting, payroll, purchasing, warehousing, training and computer support services. All significant intercompany balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

         The Company has experienced substantial growth in recent years. During the past ten years, net sales have grown from $1.8 million in 1987 to $188.7 million in 1997. Increases in net sales have come from increased volume of sales of existing products and systems to all of the markets served by the Company, introduction and sales of new products and systems, creation of new selling groups to focus on new markets and acquisitions of businesses in the security and surveillance and access control industries.

         During 1995, the Company completed three acquisitions. The largest company acquired was Diamond, a manufacturer of CCTV security and surveillance systems used by large retailers, of traffic management systems used by municipalities and of viewing systems used by industry in hazardous settings. The transaction was accounted for as a purchase and the operations have been included in the Company's financial statements since July 1, 1995.

         In 1996, the Company completed three international acquisitions and made a minority investment in a fourth company. Effective July 1, 1996, Ultrak acquired approximately 75% of the outstanding stock of MAXPRO, a manufacturer of large scale CCTV switching systems based in Perth, Western Australia. On February 17, 1997, the Company acquired the remainder of the outstanding stock of MAXPRO. On September 6, 1996, Ultrak acquired and subsequently sold in September 1997 its interest in approximately 24% of the outstanding stock of Lenel, a domestic security access control software company. Effective October 1, 1996, Ultrak acquired all of the outstanding share capital of Bisset, a distributor of CCTV and professional audio products based in Paris, France. Effective December 1, 1996, Ultrak acquired all of the outstanding stock of VideV, a distributor and manufacturer of CCTV products based in Dusseldorf, Germany. All of these transactions were accounted for as purchases and the operations have been included in the Company's financial statements since the dates of acquisition.

         In 1997, the Company completed five acquisitions and made a minority investment in a sixth company. Effective February 1, 1997, Ultrak acquired all of the outstanding stock of MDI, a manufacturer of security and access control systems based in Rancho Cucamonga, California. Effective March 1, 1997, the Company acquired all of the outstanding stock of Intervision, a distributor of CCTV products and systems based in England. Effective April 1, 1997, Ultrak acquired all of the outstanding stock of the Videosys Group, a distributor of CCTV and security products and systems based in Italy. Also effective April 1, 1997, the Company acquired all of the outstanding stock of Veravision, a manufacturer of intraoral dental camera products based in San Clemente, California. Effective October 1, 1997, the Company acquired all of the outstanding stock of Philtech, a manufacturer and distributor of CCTV switching and control equipment based in South Africa. All of these transactions were accounted for as purchases and the operations have been included in the Company's financial statements since the dates of acquisition.

         Product sales are recorded when goods are shipped to the customer. Most of the Company's sales are made to its domestic customers on Net 30 or Net 60 day credit terms after a credit review has been performed to establish creditworthiness and to determine an appropriate credit line. The Company's international sales are made under varying terms depending upon the creditworthiness of the customer, and include the use of letters of credit, payment in advance of shipment or open trade terms. Sales to one customer accounted for approximately 12% of total sales during 1996 and 1997.

         Cost of sales for most of the Company's products includes the cost of the product shipped plus freight, customs and other costs associated with delivery from foreign contract manufacturers or from domestic suppliers. Cost of sales for products manufactured by Ultrak include material, direct labor and overhead as well as an allocated portion of indirect overhead.

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

         General and administrative expenses include costs of all corporate and general administrative functions that support the existing selling divisions as well as provide the infrastructure for future growth. General and administrative expenses consist primarily of salaries and related benefits of executive, administrative, operations and engineering, research and development personnel, legal, audit and other professional fees, supplies, other engineering costs and travel-related costs. During 1995, 1996 and 1997 the Company added new corporate management in several areas to help facilitate and manage its growth.

         Engineering, research and product development costs are included in general and administrative expenses and consist primarily of salaries, overhead and material costs associated with the development of new products offered by the Company. All such costs have been expensed when incurred. The Company's investment in engineering, research and product development increased significantly during 1995, and continued to increase on an absolute basis in 1996 and 1997.

         The Company's consolidated financial statements are denominated in dollars and, accordingly, changes in the exchange rate between the Company's subsidiaries' local currencies and the dollar will affect the conversion of such subsidiaries' financial results into dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate component of stockholders' equity.

         A substantial portion of the Company's purchases and sales are derived from operations outside the United States. Since the revenues and expenses of the Company's foreign operations are generally denominated in local currency, exchange rate fluctuations between local currencies and the dollar subject the Company to currency exchange risks with respect to the results of its foreign operations. Therefore, the Company is subject to these risks to the extent that it is unable to denominate its purchases or sales in dollars or otherwise shift to its customers or suppliers the effects of currency exchange rate fluctuations. Such fluctuations in exchange rates could have a material adverse effect on the Company's results of operations. The Company did not have foreign exchange forward or currency option contracts outstanding at December 31, 1997.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.

RESULTS OF OPERATIONS

         The following table sets forth the percentage of net sales represented by certain items in the Company's consolidated summary of income for the indicated periods.


                                                                        YEARS ENDED DECEMBER 31,

                                                                      1995       1996        1997
                                                                      ----       ----        ----

Net sales .....................................................       100.0%     100.0%     100.0%

Cost of sales .................................................        75.4       70.1       68.9
                                                                      -----      -----      -----
Gross profit ..................................................        24.6       29.9       31.1

Marketing and sales expenses ..................................        13.1       13.7       16.6

General and administrative expenses                                     4.6        6.5       10.1

Depreciation and amortization .................................          .9        1.1        2.1

Special charges ...............................................         --         --         1.7
                                                                      -----      -----      -----
         Total operating expenses .............................        18.6       21.3       30.5
                                                                      -----      -----      -----
Operating profit ..............................................         6.0        8.6         .6

Other expense (income) ........................................         1.8         .2       (1.6)
                                                                      -----      -----      -----
Income before income taxes ....................................         4.2        8.4        2.2

Income taxes ..................................................         1.5        2.8         .9
                                                                      -----      -----      -----

Net income ....................................................         2.7%       5.6%       1.3%
                                                                      =====      =====      =====


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         For the year ended December 31, 1997, net sales were $188.7 million, an increase of $52.1 million (38%) over 1996. This increase was due to the effect of new acquisitions during 1996 and 1997, sales of new products introduced during late 1996 and 1997 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

         Cost of sales were $130.0 million for 1997, an increase of $34.3 million (36%) over 1996, including approximately $1.0 million in provisions for excess and obsolete inventory. Gross profit margins increased to 31.1% (to 31.6% excluding the special provisions for excess and obsolete inventory) in 1996 from 29.9% in 1996. This increase was due to the continued increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of certain acquisitions (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and somewhat higher margins earned on new products introduced during late 1996 and 1997.

         Marketing and sales expenses were $31.3 million for 1997, an increase of $12.5 million (67%) over 1996. Marketing and sales expenses for 1997 were 16.6% of net sales, up from 13.7% in 1996. This increase was due to the effect of acquisitions during late 1996 and 1997 and the effect in 1997 of hiring additional sales, sales support and marketing personnel in conjunction with new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

         General and administrative expenses were $19.1 million for 1997, an increase of $8.9 million (116%) over 1996, including $1.0 million in increases in reserves for accounts receivable and other assets. General and administrative expenses for 1997 were 10.1% (9.6% excluding the special reserves for accounts receivable and other assets) of net sales, up from 6.5% of net sales in 1996. This increase was a result of (i) the acquisitions in late 1996 and 1997, which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

         Depreciation and amortization expenses were $4.0 million for 1997, an increase of $2.6 million (181%) over 1996. Depreciation and amortization expenses for 1997 were 2.1% of net sales, up from 1.1% of net sales in 1996. This increase was a result of substantially increased goodwill amortization related to the acquisitions in late 1996 and 1997 and increased property and equipment.

         Special charges were $3.1 million for 1997, representing 1.7% of net sales for 1997. Special charges consisted of (i) the write-off of computer hardware and software made obsolete by the implementation of new software, (ii) the cost of moving to a new headquarters building including the write-off of leasehold improvements and other abandonment costs and (iii) implementation costs related to new software through December 1997.

         Other income was approximately $3.1 million for 1997, an increase of $3.4 million from 1996. This increase was due primarily to interest income and gain on sale of investments, offset partially by $697,055 in nonrecurring costs of a terminated merger.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

         For the year ended December 31, 1996, net sales were $136.6 million, an increase of $35.4 million (35%) over 1995. This increase was due to the effect of new acquisitions during 1995 and 1996, sales of new products introduced during 1996 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

         Cost of sales were $95.8 million for 1996, an increase of $19.5 million (26%) over 1995. Gross profit margins increased to 29.9% in 1996 from 24.6% in 1995. This increase was due to increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of the acquisitions of Diamond and MAXPRO (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and Bisset and higher margins earned on new products introduced during 1996.

         Marketing and sales expenses were $18.8 million for 1996, an increase of $5.5 million (42%) over 1995. Marketing and sales expenses for 1996 were 13.7% of net sales, up from 13.1% in 1995. This increase was due to the effect of acquisitions during 1995 and 1996 and the effect in 1996 of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

         General and administrative expenses were $8.9 million for 1996, an increase of $4.2 million (91%) over 1995. General and administrative expenses for 1996 were 6.5% of net sales, up from 4.6% of net sales in 1995. This increase was a result of the acquisitions in 1995 and 1996, including Diamond, MAXPRO and Bisset, which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations and the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

         Other expenses were approximately $285,000 for 1996, a decrease of $1.6 million from 1995. This decrease was due primarily to lower interest expense resulting from the repayment of bank and other lender borrowings in June 1996, from the proceeds of the sale of Common Stock in June and November 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a net decrease in cash and cash equivalents for 1997 of approximately $57.7 million. Net cash used in operating activities for the year was approximately $18.2 million, primarily consisting of increases in accounts and notes receivable, inventories and advances for inventory purchases required by increased sales and decreases in trade accounts payable arising from the Company's decision to actively pursue early payment to earn discounts. Net cash used in investing activities was approximately $34.9 million consisting of cash payments for acquisitions and purchases of property and equipment. Net cash used in financing activities was approximately $3.8 million consisting primarily of the purchase of approximately $4.3 million in treasury stock and the payment of dividends on the Series A Preferred Stock.

         On December 11, 1997, the Company entered into a new three-year credit facility with NationsBank of Texas, N.A. The credit facility provides up to $40.0 million in revolving credit with interest at prime minus .50% or LIBOR plus .60%, payable quarterly. At the maturity of the revolving credit facility, the principal balance converts to a fully amortizing four-year term loan. The credit facility is unsecured. The credit agreement contains certain restrictive covenants and conditions, including maximum senior funded debt to cash flow and debt service coverage. The Company was in compliance with all of its covenants as of December 31, 1997. No amounts were outstanding on the credit facility as of December 31, 1997. The Company is required to pay a quarterly commitment fee of .0625% on the unused balance of the credit facility beginning June 30, 1998.

         The Company believes that internally generated funds, available borrowings under the new credit facility, current amounts of cash and the remaining net proceeds from the sale of Common Stock in November 1996 will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

EFFECT OF NEW PRONOUNCEMENTS

         In 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The provision of SFAS No. 130 established new rules for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The new rules require that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company will adopt SFAS No. 130 in 1998 and does not expect that such adoption will have a material impact on results of operations, financial position or cash flows.

         In 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The provisions of SFAS No. 131 require public companies to use a management approach to determining their operating segments. This management approach model defines operating segments as revenue-producing components of the enterprise for which separate financial information is produced internally and are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. SFAS No. 131 also expands the financial and descriptive information disclosures relative to the identified operating segments. Ultrak will adopt SFAS No. 131 in 1998 and does not expect that such adoption will have a material impact on results of operations, financial position or cash flows.

DERIVATIVE FINANCIAL INSTRUMENTS

         During 1997, the Company sold equity put options covering 2.6 million shares. As of December 31, 1997, all options remained outstanding and the Company has recorded on the balance sheet its potential repurchase obligation related to the put options totaling $28.4 million at exercise prices ranging from $8.75 to $12.51 per share. The put options are exercisable only at their expiration date and expire from March 1998 to January 1999.

YEAR 2000 COSTS

         The Company is aware of certain issues associated with the programming code in certain of its existing computer hardware and software systems as the millennium (Year 2000) approaches. The Year 2000 issue is pervasive and complex, as virtually every computer operation in certain of its international subsidiaries could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company is in the process of implementing SAP, a world leading multi-lingual and multi-currency enterprise software, at all of Ultrak's facilities worldwide. SAP's software and all associated third party applications are Year 2000 compliant.

         As of February 1998, the Company had successfully completed the conversion process to SAP at its Worldwide Service and Support Center, as well as three other domestic facilities. The Company's worldwide implementation of SAP is scheduled to be completed by December 1999. For all systems that are currently not Year 2000 compliant, the Company will address and convert those computer systems first in its implementation plan. During the year ended December 31, 1997, the Company has expensed approximately $1.6 million related to its initial phase of its implementation of SAP. It is expected that the remaining phases of the worldwide implementation will additionally cost approximately $3.4 million, which will be incurred primarily in 1998 and 1999. Such costs will be capitalized and amortized over the estimated useful life of the software.

         Based upon the expected timely completion of its conversion to SAP and its discussions with its primary suppliers and vendors, the Company believes that the Year 2000 issues will not have a material impact on the financial position, results of operations or cash flows of the Company.

INFLATION

         During the years ended December 31, 1997, 1996 and 1995, the cost of property and equipment, lease expense and salaries and wages have increased modestly. The increases have not had a material impact on the Company's results of operations during any of the periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Company and its subsidiaries that are required by this Item 8 are listed in Part IV under Item 14(a) of this report. Such consolidated financial statements are included herein beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's proxy statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission on or about April 15, 1998. See also the list of the Company's executive officers and related information under "Directors and Executive Officers" in Part I thereof.

ITEM 11.  EXECUTIVE COMPENSATION

         There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Executive Compensation and Other Information" in the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         There is hereby incorporated by reference the information with respect to security ownership to appear under the caption "Security Ownership of Principal Stockholders and Management" in the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There is hereby incorporated by reference the information to appear under the caption "Executive Compensation and Other Information - Certain Transactions" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Financial Statements

         The Financial Statements listed below are filed as part of this Annual Report on Form 10-K.

                           Financial Statements:

                           Report of Independent Certified Public Accountants.

                           Consolidated Balance Sheets as of December 31, 1997 and 1996.

                           Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

                           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

                           Notes to Consolidated Financial Statements.

         Additional financial information pursuant to the requirements of Form 10-K:

                           Report of Independent Certified Public Accountants on Schedule

                           Schedule II - Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are either not applicable or the required information has been provided elsewhere in the Consolidated Financial Statements or notes thereto.

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 6, 1997 reporting the acquisition of MDI, Intervision and Veravision.

                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on April 18, 1997 reporting the acquisition of the Videosys Group.

         (c)      Exhibits

                  3.1     Certificate of Incorporation of the Company (filed as
                          Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

                  3.2 By-Laws of the Company (filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

                   4.1 Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 the Company's Registration Statement on Form S-2, Registration No. 333-02891)

                  10.1 Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 55-3-31110)

                  10.2 Amendment No. 2 to Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (filed as Exhibit 10 to the Company's Current Report on Form 8-K dated December 28, 1993)

                  10.3 Amendment No. 3 to Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

                  10.4 Agreement and Plan of Reorganization, dated as of April 28, 1995, among Diamond Electronics, Inc., the shareholders of Diamond signing the Agreement, the Company and Diamond Purchasing Corp. (filed as
                          Annex A to the Company's Form S-4 dated June 28,
                          1995)

                  10.5 Employment Agreement, dated May 25, 1995, between the Company and James D. Pritchett (filed as Exhibit
                          10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

                  10.6 Employment Agreement, dated May 25, 1995, between the Company and Tim D. Torno (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

                  10.7    Ultrak, Inc. Incentive Stock Option Plan (filed as
                          Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

                  10.8 Stock Purchase Agreement dated August 7, 1996 among Chris Davies, Kim Rhodes, Scott Rhodes, Rhodes Davies & Associates Pty Ltd. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 23, 1996)

                  10.09 Stock Purchase Agreement dated September 26, 1996 among Maurice Scetbon, Monda, S.A., Frida, S.A., the Company and Ultrak Holdings Limited (filed as
                          Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 11, 1996)

                  10.10 Purchase Agreement of German GmbH Share Capital, dated December 16, 1996, among all of the shareholders of VideV GmbH, Ultrak and Ultrak Holdings Limited (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 31, 1996)

                  10.11 Agreement and Plan of Merger dated February 10, 1997 among Monitor Dynamics, Inc., all of the shareholders of Monitor Dynamics, Inc., Ultrak, Inc. and MDI Acquisition Corp. (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated March 5,
                          1997)

                  *10.12 Amended and Restated Loan Agreement, dated effective as of December 11, 1997, among Ultrak, Inc., Dental Vision Direct, Inc., Diamond Electronics, Inc., Monitor Dynamics, Inc., Ultrak Operating, L.P. and NationsBank of Texas, N.A. (filed as Exhibit 1 to the Company's current Annual Report on Form 10-K for the year ended December 31, 1997)

                  *21.1   Subsidiaries of the Company

                  *27.1   Financial Data Schedule
--------

* Filed herewith 10.12, 21.1 and 27.1.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                           ULTRAK, INC.


                                           By /s/ George K. Broady
                                             -----------------------------------
                                            George K. Broady
                                            Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                   NAME                                          TITLE                             DATE

                                                                                              March 30, 1998
          /s/George K. Broady                 Chairman of the Board and Chief
     ------------------------------           Executive Officer
             George K. Broady                 (Principal Executive Officer)


         /s/ James D. Pritchett               President and Director                          March 30, 1998
      --------------------------
             James D. Pritchett


                                                                                              March 30, 1998
          /s/ Tim D. Torno                    Vice President-Finance, Secretary,
      --------------------------              Treasurer and Chief Financial Officer
              Tim D. Torno                    (Principal Financial and Accounting
                                              Officer)

         /s/ William C. Lee                   Director                                        March 30, 1998
    ----------------------------
             William C. Lee



         /s/ Charles C. Neal                  Director                                        March 30, 1998
     ---------------------------
             Charles C. Neal

         /s/ Roland Scetbon                   Director
      -------------------------
             Roland Scetbon                                                                   March 30, 1998


         /s/ Robert F. Sexton                 Director
     ----------------------------
             Robert F. Sexton                                                                 March 30, 1998



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
February 14, 1998

                          ULTRAK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                          ASSETS                                                       1997             1996
                                                                                    -------------     -------------

CURRENT ASSETS
    Cash and cash equivalents                                                       $  14,101,684     $  71,810,707
    Restricted cash                                                                     3,949,690               -
    Trade accounts receivable, less allowance for doubtful accounts of
       $1,791,056 and $764,118 at December 31, 1997 and 1996,
       respectively                                                                    32,390,447        23,800,284
    Notes receivable                                                                    1,920,281         1,109,534
    Inventories                                                                        45,390,195        29,698,137
    Advances for inventory purchases                                                   11,420,009         4,921,481
    Prepaid expenses and other current assets                                           3,298,493         3,156,489
    Deferred income taxes                                                               3,354,246         1,283,788
                                                                                    -------------     -------------

                 Total current assets                                                 115,825,045       135,780,420

PROPERTY, PLANT AND EQUIPMENT, at cost                                                  9,390,213         7,718,605
    Less accumulated depreciation and amortization                                     (3,443,044)       (2,606,498)
                                                                                     ------------      ------------
                                                                                        5,947,169         5,112,107

GOODWILL, net of accumulated amortization of $2,687,351
    and $611,383 at December 31, 1997 and 1996, respectively                           57,909,633        28,027,964

OTHER ASSETS                                                                            5,737,872         3,657,624
                                                                                    -------------      -------------

                 Total assets                                                        $185,419,719      $172,578,115
                                                                                      ===========       ===========

                          ULTRAK, INC. AND SUBSIDIARIES

                                  December 31,




       LIABILITIES AND STOCKHOLDERS' EQUITY                                              1997              1996
                                                                                    -------------     -------------

CURRENT LIABILITIES
    Accounts payable - trade                                                        $  13,263,083     $  11,228,246
    Accrued expenses                                                                    3,808,330         1,738,652
    Accrued compensation                                                                2,315,710         1,097,081
    Income taxes payable                                                                   43,698           720,304
    Other current liabilities                                                           2,790,494         1,832,723
                                                                                    -------------     -------------

                 Total current liabilities                                             22,221,315        16,617,006

COMMITMENTS AND CONTINGENCIES                                                                 -                 -

EQUITY PUT OPTIONS ON COMMON STOCK                                                     28,364,000               -

STOCKHOLDERS' EQUITY
    Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
       authorized, issued and outstanding, 195,351 shares                                 976,755           976,755
    Common stock, $.01 par value; 20,000,000 shares authorized;
       issued, 14,445,741 and 13,863,101 shares at December 31,
       1997 and 1996, respectively                                                        144,457           138,631
    Deferred issuance of common stock related to companies acquired
       (50,819 and 91,802 common shares at December 31, 1997 and 1996,
       respectively)                                                                          508               918
    Additional paid-in capital                                                        126,414,327       143,716,645
    Retained earnings                                                                  13,692,732        11,409,228
    Cumulative translation adjustment                                                  (1,868,304)          (35,000)
    Treasury stock, at cost (432,850 and 35,000 common shares
       at December 31, 1997 and 1996, respectively)                                    (4,526,071)         (246,068)
                                                                                     ------------       -----------

                 Total stockholders' equity                                           134,834,404       155,961,109
                                                                                      -----------       -----------

                 Total liabilities and stockholders' equity                          $185,419,719      $172,578,115
                                                                                      ===========       ===========



        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,




                                                                     1997             1996               1995
                                                                     -----------     ------------      ------------

Net sales                                                           $188,740,735     $136,636,124      $101,232,305
Cost of sales                                                        130,047,733       95,785,995        76,319,278
                                                                     -----------     ------------      ------------

                  Gross profit                                        58,693,002       40,850,129        24,913,027

Other operating costs:
    Marketing and sales                                               31,312,342       18,765,892        13,254,921
    General and administrative                                        19,130,365        8,871,257         4,651,542
    Depreciation and amortization                                      4,037,394        1,436,374           890,987
    Special charges                                                    3,122,000                -                 -
                                                                    ------------     ------------      ------------
                                                                      57,602,101       29,073,523        18,797,450
                                                                    ------------     ------------      ------------

                  Operating profit                                     1,090,901       11,776,606         6,115,577

Other expense (income):
    Interest expense                                                     154,965        1,066,651         1,963,535
    Interest income                                                   (1,853,639)        (628,178)         (123,046)
    Gain on sale of investments                                       (1,694,664)             -                 -
    Cost of terminated merger                                            697,055              -                 -
    Other, net                                                          (382,999)        (153,583)           40,502
                                                                  --------------    -------------        ----------
                                                                      (3,079,282)         284,890         1,880,991
                                                                  --------------    -------------        ----------

                  Income before income taxes                           4,170,183       11,491,716         4,234,586

Income tax expense                                                     1,769,469        3,892,992         1,539,529
                                                                  --------------    -------------        ----------


                  NET INCOME                                           2,400,714        7,598,724         2,695,057

Dividend requirements on preferred stock                                (117,210)        (117,210)         (117,210)
                                                                  --------------    -------------      ------------

Net income allocable to common stockholders                       $    2,283,504   $    7,481,514      $  2,577,847
                                                                  ==============    =============      ============
Income per common share:
    Basic                                                                   $.16             $.79             $.38
                                                                             ===              ===              ===

    Diluted                                                                 $.15             $.73             $.36
                                                                             ===              ===              ===


        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Years ended December 31,

                                                                        1997            1996            1995
                                                                   -------------  --------------- ---------------

COMMON STOCK
     Beginning of year                                            $    138,631     $     73,269    $     73,254
     Public offerings of common stock                                      -             59,800               -
     Change in par value                                                   -                -           (39,714)
     Acquisitions of businesses                                          5,745            2,913          39,457
     Exercise of stock options and warrants                                 81            2,649             272
                                                                  ------------     ------------    ------------
     End of year                                                  $    144,457     $    138,631    $     73,269
                                                                  ============     ============    ============
DEFERRED ISSUANCE RELATED TO COMPANIES
     ACQUIRED
     Beginning of year                                            $        918     $         -     $          -
     Acquisitions of businesses                                            -               918                -
     Issuance of common stock                                             (410)              -                -
                                                                  ------------     ------------    ------------

     End of year                                                  $        508     $        918    $           -
                                                                  ============     ============    ============

ADDITIONAL PAID-IN CAPITAL
     Beginning of year                                            $143,716,645     $ 11,518,801    $  7,213,747
     Public offerings of common stock, net of
         expenses                                                          -        120,201,438               -
     Change in par value                                                   -                -            39,714
     Proceeds from sale of equity put options
         on common stock                                             4,484,310              -                 -
     Redemption price of equity put options                        (28,364,000)             -                 -
     Acquisitions of businesses                                      6,534,784       10,068,887       4,238,462
     Exercise of stock options and warrants                             42,588        1,927,519          26,878
                                                                  ------------     ------------    ------------

     End of year                                                  $126,414,327     $143,716,645    $ 11,518,801
                                                                  ============     ============    ============


CUMULATIVE TRANSLATION ADJUSTMENT
     Beginning of year                                            $    (35,000)    $          -    $          -
     Translation adjustments                                        (1,833,304)         (35,000)              -
                                                                  ------------     ------------    ------------

     End of year                                                  $ (1,868,304)    $    (35,000)   $          -
                                                                  ============     ============    ============

TREASURY STOCK
     Beginning of year                                            $   (246,068)    $          -    $          -
     Purchases                                                      (4,280,003)        (246,068)              -
                                                                  ------------     ------------    ------------

     End of year                                                  $ (4,526,071)    $   (246,068)   $          -
                                                                  ============     ============    ============

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,



                                                                       1997             1996             1995
                                                                  --------------  ---------------  ---------------

RETAINED EARNINGS
     Beginning of year                                             $  11,409,228   $    3,927,714      $ 1,806,632
     Preferred stock dividends                                          (117,210)        (117,210)        (117,210)
     Accumulated deficit of pooled company                                   -                -           (456,765)
     Net income                                                        2,400,714        7,598,724        2,695,057
                                                                  --------------  ---------------  ---------------

     End of year                                                   $  13,692,732    $  11,409,228      $ 3,927,714
                                                                  ==============  ===============  ===============

COMMON STOCK
     Beginning of year                                                13,863,101        7,326,935        6,555,619
     Public offerings of common stock                                        -          5,979,977               -
     Acquisitions of businesses                                          574,532          291,316          762,816
     Exercise of stock options and warrants                                8,108          264,873            8,500
                                                                  --------------  ---------------  ---------------

                                                                      14,445,741       13,863,101        7,326,935
                                                                  ==============  ===============  ===============

COMMON STOCK TO BE ISSUED
     Beginning of year                                                    91,802              -                 -
     Acquisitions of businesses                                              -             91,802               -
     Issuance of common stock                                            (40,983)             -                 -
                                                                  --------------  ---------------  ---------------

     End of year                                                          50,819           91,802               -
                                                                  ==============  ===============  ===============

TREASURY STOCK - COMMON
     Beginning of year                                                    35,000              -                 -
     Treasury stock purchases                                            397,850           35,000               -
                                                                  --------------  ---------------  ---------------

     End of year                                                         432,850           35,000               -
                                                                  ==============  ===============  ===============


       The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                                 1997               1996              1995
                                                                            -------------      -------------      -------------

Cash flows from operating activities:
   Net income                                                               $   2,400,714      $   7,598,724      $   2,695,057
   Adjustments to reconcile net income to net cash used in
      operating activities:
        Depreciation and amortization                                           4,037,394          1,436,374            890,987
        Provision for losses on accounts receivable                               475,766            168,293             49,114
        Provision for inventory obsolescence                                      732,105            128,423            411,915
        Noncash special charges                                                 3,122,000                 -                  -
        Deferred income taxes                                                  (1,765,821)          (218,742)          (152,782)
        Changes in operating assets and liabilities - net of effects of acquisitions of businesses:
              Accounts and notes receivable                                    (2,014,432)        (4,551,066)        (3,140,518)
              Inventories                                                     (11,804,405)        (2,665,733)        (4,145,192)
              Advances for inventory purchases                                 (6,482,564)           117,470            342,486
              Prepaid expenses and other current assets                           743,217         (3,735,440)           (82,284)
              Noncurrent notes and other assets                                 1,284,498           (420,897)           (84,681)
              Accounts payable - trade                                         (5,737,996)           720,027           (677,814)
              Accrued expenses and other current liabilities                   (3,144,446)            41,552            875,300
                                                                            -------------      -------------      -------------
                  Net cash used in operating activities                       (18,153,970)        (1,381,015)        (3,018,412)

Cash flows from investing activities:
   Purchases of property and equipment                                         (2,059,456)        (1,541,311)        (1,055,055)
   Acquisitions of businesses, net of cash acquired                           (32,859,912)       (20,503,325)        (1,016,633)
                                                                            -------------      -------------      -------------
                 Net cash used in investing activities                        (34,919,368)       (22,044,636)        (2,071,688)

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                                        -         (27,941,212)         5,844,401
   Issuance of common stock                                                        42,669        122,191,406             27,150
   Increase in restricted cash                                                 (3,949,690)                -                  -
   Proceeds from sale of equity put options                                     4,484,310                 -                  -
   Purchase of treasury stock                                                  (4,280,003)          (246,068)                -
   Payment of preferred stock dividends                                          (117,210)          (117,210)          (117,210)
                                                                            -------------      -------------      -------------
                 Net cash provided by (used in) financing
                     activities                                                (3,819,924)        93,886,916          5,754,341

Effect of exchange rate changes on cash                                          (815,761)            42,960                 -
                                                                            -------------      -------------      -------------

Net increase (decrease) in cash and cash equivalents                          (57,709,023)        70,504,225            664,241

Cash and cash equivalents at beginning of the year                             71,810,707          1,306,482            642,241
                                                                            -------------      -------------      -------------

Cash and cash equivalents at end of the year                                $  14,101,684      $  71,810,707      $   1,306,482
                                                                            =============      =============      =============

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,


                                                                              1997            1996               1995
                                                                         ------------      ------------      ------------

Supplemental cash flow information:
Cash paid during the period for:
      Interest                                                           $    144,965      $  1,238,894      $  1,812,415
                                                                         ============      ============      ============
      Income taxes                                                       $  4,783,883      $  4,379,656      $  1,431,581
                                                                         ============      ============      ============

Supplemental schedule of noncash investing and financing:
   Acquisition of businesses
      Assets acquired                                                    $ 56,335,806      $ 39,692,802      $  8,490,799
      Liabilities assumed                                                 (12,549,752)       (7,303,383)       (3,640,455)
      Common stock issued or issuable                                      (6,540,529)      (10,072,718)       (3,804,000)
                                                                         ------------      ------------      ------------
                                                                           37,245,525        22,316,701         1,046,344
      Less cash acquired                                                    4,385,613         1,813,376            29,711
                                                                         ------------      ------------      ------------

      Net cash paid for acquisitions                                     $ 32,859,912      $ 20,503,325      $  1,016,633
                                                                         ============      ============      ============

        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

    Ultrak, Inc. (the "Company") is a U.S.-based multinational corporation that designs, manufactures, markets, sells and services electronic products and systems for use in security and surveillance, industrial and medical video and professional audio markets worldwide. These products and systems include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers,quad processors, time lapse recorders, multiplexers, video transmission systems, access control systems, computerized observation and security systems, audio equipment and accessories.

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

    Restricted Cash

    At December 31, 1997, restricted cash represents collateral for outstanding equity put options.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
             POLICIES - Continued

    Earnings Per Share

    In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued (see Note K). All prior year earnings per share have been restated to comply with the provisions of SFAS 128.

    Goodwill and Amortization

    Goodwill resulting from acquisitions is being amortized using the straight-line method over periods ranging from twenty to forty years.

    Accounting for Impairment of Long-Lived Assets

    The Company evaluates long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

    Fair Value of Financial Instruments

    The Company's financial instruments consist of cash and cash equivalents, notes receivable and equity put options for which the fair value approximates the carrying value.

    Stock-Based Compensation

    The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock.

    Currency Translation

    Translation adjustments to the financial statements of foreign subsidiaries are reflected in the consolidated financial statements as a separate component of stockholders' equity.

                         ULTRAK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

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

    Reclassifications

    Certain reclassifications have been made to prior years financial statements to conform with the 1997 presentation.

    Derivative Financial Instruments

    Equity put options on common stock represent the number of options sold at their respective strike price. Proceeds from the sale of equity put options on common stock are accounted for as additional paid-in capital.

    Effect of Accounting Pronouncement

    In 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Beginning in 1998, the Company will provide the information relating to comprehensive income to conform to the requirements.


NOTE B - BUSINESS COMBINATIONS

    1997 Business Combinations:

    Monitor Dynamics, Inc.

    Effective February 1, 1997, the Company acquired all of the outstanding shares of capital stock of Monitor Dynamics, Inc. ("MDI") for $26.1 million in cash. MDI designs, manufactures, markets and sells high-end security and access control systems under the SAFEnet brand name. MDI's systems are used in government, defense, industrial, financial and commercial applications throughout the United States and Europe.

                         ULTRAK, INC. AND SUBSIDIARIES

    Intervision Express, Ltd.

    Effective March 1, 1997, the Company acquired all of the outstanding share capital of Intervision Express, Ltd. ("Intervision"), a United Kingdom limited liability company. The total consideration was approximately $1.533 million dollars, including 38,822 shares of common stock valued at $719,000. Intervision distributes CCTV products, primarily in the UK, manufactured by Ultrak, Dedicated Micros, Toa, Hitachi, Mitsubishi and others.

    Videosys Group

    Effective April 1, 1997, the Company acquired the Videosys Group (the "Videosys Group") for total consideration of $8.37 million consisting of $5.55 million in cash and $2.82 million (160,000 shares) in common stock. The Videosys Group designs, imports, and distributes CCTV and related security products primarily in Italy, under the Videosys brand name.

    Veravision, Inc.

    Effective April 1, 1997, the Company acquired all of the issued and outstanding capital stock of Veravision, Inc. ("Veravision"). The consideration consisted of $150,000 in promissory notes, approximately $2.0 million in notes and accounts receivable due from Veravision and 10% of the common stock of Dental Vision Direct, Inc., a wholly-owned subsidiary of the Company. Veravision manufactures intra-oral camera products for use primarily in the dental market.

    Other Acquisitions

    Additionally, in 1997, the Company acquired a 10% interest in a company in Japan for $2.2 million in cash and 100% of a company based in South Africa for $300,000 in cash and $300,000 of amounts payable over a three-year period and an 80% interest in a company based in Singapore for $95,000 in cash.

    1996 Business Combinations:

    Maxpro Systems Pty, Ltd.:

    Effective July 1, 1996, the Company acquired 75% of the outstanding capital stock of Maxpro Systems Pty, Ltd. (Maxpro), a Perth, Australia company, for approximately $8.2 million in cash and $900,000 in common stock payable over a two-year period. Effective February 17, 1997, the Company acquired the remaining 25% of the outstanding capital stock of Maxpro for 175,000 shares of Ultrak common stock valued at $3.1 million.

    Maxpro is a manufacturer of a computer controlled video management systems that are coupled to a computer controlled alarm input and output network used primarily in casinos, airports, mines, nuclear power plants, prisons and other large closed circuit television applications.

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS - Continued

    Lenel Systems International, Inc.:

    On September 6, 1996, the Company purchased approximately 24% of the outstanding common stock of Lenel Systems International, Inc. ("Lenel") for $2.6 million in cash. Lenel is a software company specializing in access control products based in Fairport, New York. In conjunction with the acquisition, the Company received a warrant to acquire up to 51% of Lenel for a price based upon earnings.

    In September 1997, the Company sold its interest in Lenel for a promissory note and cash totaling $3.1 million. The promissory note is due within one year and is secured by the Lenel common stock sold.

    A gain on the sale of approximately $285,000 has been included in other income in 1997.

    Groupe Bisset, S.A.:

    Effective October 1, 1996, the Company acquired 100% of the outstanding share capital of Groupe Bisset, S.A. ("Bisset"), a Paris, France company, for $5.0 million in cash and a total of 456,522 shares of common stock valued at $8,552,900. Bisset is one of France's largest distributors of CCTV and professional audio products.

    VideV GmbH:

    Effective December 1, 1996, the Company acquired 100% of the outstanding share capital of VideV GmbH ("VideV"), a Dusseldorf, Germany company. VideV is a manufacturer and distributor of CCTV products. VideV was purchased for a total of $3.25 million in cash and 53,820 shares of common stock valued at $556,000.

    1995 Business Combinations:

    Diamond Electronics, Inc.:

    Effective July 1, 1995, the Company acquired all of the outstanding shares of common stock of Diamond Electronics, Inc. ("Diamond"), in exchange for 600,000 registered shares of the Company's common stock valued at $3,804,000. Diamond is a manufacturer of video CCTV security and surveillance systems used by large retailers, and hazardous viewing systems used by industry and municipalities.

    Other Acquisitions

    During 1995, the Company acquired two other companies for total consideration of approximately $900,000.

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS - Continued

    All acquisitions have been accounted for as purchases and the operations of purchased companies have been included in the Company's statement of income since their date of acquisition. Goodwill is being amortized on the straight-line method over periods ranging from 20 to 30 years.

    Unaudited Pro Forma Information

    The following unaudited pro forma information for 1997 and 1996 presents a summary of consolidated results of operations of the Company as if the acquisitions had occurred at the beginning of the respective periods presented, giving effect to the amortization of goodwill and other acquisition adjustments (in thousands):


                           Year ended
                          December 31,
                     ------------------------
                      1997              1996
                     --------     -----------

Net sales            $195,649     $   191,038
                     ========     ===========

Net income           $  2,853     $     7,587
                     ========     ===========

Income per share
   Basic             $    .20     $       .78
                     ========     ===========

   Diluted           $    .19     $       .71
                     ========     ===========

    The pro forma financial information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually occurred.


NOTE C - SPECIAL CHARGES AND CHANGES IN ESTIMATES

    During the fourth quarter of 1997, the Company recorded nonrecurring charges of approximately $3.1 million which consist of (1) the write-off of computer hardware and software made obsolete by the implementation of new software,
    (2) the cost of moving to a new headquarters building including charges for the write-off of leasehold improvements and other abandonment costs and (3) implementation costs related to new software through December 1997.

    During the fourth quarter of 1997, the Company also made certain changes in estimates totaling $2.0 million consisting of provisions for excess and obsolete inventory of $1.0 million and increases in reserves for accounts receivable and other assets of $1.0 million.

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE D - LINE OF CREDIT

    On December 11, 1997, the Company entered into a new three-year unsecured credit facility with a bank. The credit facility provides up to $40.0 million in revolving credit with interest at prime minus .50% or LIBOR plus .60%, payable quarterly. At the maturity of the revolving credit facility in 2000, the principal balance converts to a fully amortizing four-year term loan. The credit agreement contains certain restrictive covenants and conditions, including maximum senior funded debt to cash flow and debt service coverage. No amounts were outstanding on the credit facility as of December 31, 1997. The Company is required to pay a quarterly commitment of .062% beginning June 30, 1998.


NOTE E - STOCKHOLDERS' EQUITY

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

    During 1997, the Company repurchased 397,850 shares of its common stock for approximately $4.3 million. As part of its share repurchase program, during 1997 the Company sold equity put options covering 2,620,000 shares for $4,484,310. As of December 31, 1997, all options remained outstanding and the Company's potential repurchase obligation under equity put options with net cash or physical settlement terms totaled $28,364,000 at exercise prices ranging from $8.75 to $12.51 per share. The options are exercisable only at expiration and expire from March 1998 to January 1999.

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION

    The Company's 1988 Nonqualified Stock Option Plan (the "1988 Plan") provided for grants of options for up to 1,000,000 restricted shares. At December 31, 1997, 174,558 shares were available for grant under the 1988 Plan.

    On May 23, 1997, the shareholders of the Company approved an increase in the number of shares available under the 1988 Plan from 833,334 to 1,000,000 and established the 1997 Incentive Stock Option Plan ("the 1997 Plan"). The 1997 Plan provides for grants of options for up to 400,000 shares based upon the Company achieving one or more definitive performance measurements for the fiscal year, including minimum levels of economic value added, minimum levels of market value added or attainment of the financial budget. The 1997 Plan is a formula-based plan administered by the Compensation Committee. The Compensation Committee must determine by March 31st of each year the percentage that each of the definitive considerations represents in the determination of grants under the Plan for that fiscal year. Option grants under the 1997 Plan are limited to 1% of the outstanding common stock of the Company. At December 31, 1997, 261,359 shares were available for grant under the 1997 Plan.

    Option exercise prices are set by the Compensation Committee of the Board of Directors on the date of grant at the market price of the Company's common stock and all have fixed exercise prices. Shares under grant generally become exercisable in five equal annual installments beginning one year after the date of grant, and expire after ten years.

    Compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. If the Company recognized compensation expense based upon the fair value at the grant date for options under the 1988 and 1997 Plans, the Company's 1997 and 1996 net income and income per share would be reduced to the pro forma amounts indicated as follows:


                                                                                        1997            1996
                                                                                   --------------   ----------

         Net income:
              As reported                                                              $2,400,714   $7,598,724
              Pro forma                                                                $1,968,418   $7,391,347

         Basic income per share:
              As reported                                                                    $.16         $.79
              Pro forma                                                                      $.12         $.77

         Diluted income per share:
              As reported                                                                    $.15         $.73
              Pro forma                                                                      $.12         $.71

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION - Continued

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 70 percent; risk-free interest rates of
    5.5 percent; no dividend yield; and expected lives of seven years.

    The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expenses related to grants before 1995.

    Additional information with respect to options outstanding at December 31, 1997, and changes for the three years then ended is as follows:


                                               1997                        1996                       1995
                                      ------------------------      ---------------------      -----------------------
                                                     Weighted                    Weighted                     Weighted
                                                     average                     average                      average
                                                     exercise                    exercise                     exercise
                                         Shares       price          Shares       price       Shares           price
                                        -------     --------        -------      --------     -------         --------
       Outstanding at beginning of year 658,775     $  4.42         666,875      $  3.84      532,959         $3.29
          Granted                       369,641       17.96          47,000        16.27      146,750          5.87
          Exercised                      (8,108)       5.26         (21,850)        4.66       (8,500)         3.68
          Forfeited                     (19,652)      12.16         (33,250)        5.84       (4,334)         5.31
                                        -------                     -------                  --------

       Outstanding at end of year     1,000,656     $  9.26         658,775      $  4.42      666,875         $3.84
                                      =========      ======         =======       ======      =======          ====

       Options exercisable at
          end of year                   511,768     $  3.44         458,177      $  2.94      406,468         $2.78
                                      =========      ======         =======       ======      =======          ====

       Weighted average fair value
          per share of options granted              $  9.68                       $11.92                      $4.19
                                                     ======                        =====                       ====

    Information about stock options outstanding at December 31, 1997 is summarized as follows:


                                                         Options outstanding                  Options exercisable
                                               ---------------------------------------    -------------------------
                                                                Weighted
                                                                 average      Weighted                      Weighted
                                                                remaining      average                       average
                                                 Number        contractual    exercise         Number        exercise
       Range of exercise prices                outstanding        life          price       exercisable       price
       -------------------------               -----------     -----------    --------      -----------     ---------
       $1.2 to 5.62                                378,267      2.2 years      $  2.29        373,415       $  2.29
       $5.63 to 16.99                              335,733      7.5 years      $  7.12        128,153          6.06
       $17.00 to $30.63                            286,656      9.0 years       $21.41         10,200         23.55
                                                 ---------                                   --------

                                                 1,000,656                                    511,768       $  3.64
                                                 =========                                    =======

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE G - MAJOR CUSTOMERS AND SUPPLIERS

    One customer accounted for more than 10% of revenue in each of the three years ended December 31, 1997. Sales to that customer were:


                           1997                         $22,046,000
                           1996                          16,014,000
                           1995                          19,140,000

    Loss of this customer would have a material adverse effect on the operations of the Company.

    The Company purchased approximately 45% of its products from one contract manufacturer in each of the three years in the period ended December 31, 1997. Although there are a limited number of manufacturers of the Company's products, management believes there are suppliers who could provide similar products on comparable terms. A change in suppliers could cause a delay in and a possible loss of sales.


NOTE H - COMMITMENTS AND CONTINGENCIES

    The Company leases office and warehouse space and data processing equipment under long-term, noncancelable leases.

    Minimum future rental payments for all long-term, noncancelable operating leases are presented below:


          Year ending
          December 31,
          ------------
               1998                                           $  2,168,000
               1999                                              2,064,000
               2000                                              1,821,000
               2001                                              1,555,000
               2002                                              1,450,000
               Thereafter                                        1,307,000
                                                              ------------

                                                              $ 10,365,000
                                                              ============

    Total rent expense was as follows:


               1997                                             $1,587,800
               1996                                              1,087,300
               1995                                                468,800

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES

    The provision for taxes consists of the following:

                                 Years ended December 31,
                       ---------------------------------------------
                           1997             1996            1995
                       ----------       ----------       -----------

     Federal
          Current      $ 3,318,395      $ 3,518,707      $ 1,629,374
          Deferred      (1,787,035)        (218,742)        (152,782)
     State                 267,428          206,529           62,937
     Foreign               (29,319)         386,498               --
                       -----------      -----------      -----------

                       $ 1,769,469      $ 3,892,992      $ 1,539,529
                       ===========      ===========      ===========

    The Company's effective income tax rate differed from the U.S. Federal statutory rate as follows:


                                                 Years ended December 31,
                                                 -------------------------
                                                 1997       1996       1995
                                                 ----       ----       ----
U.S. Federal statutory rate                      34.0%      34.0%      34.0%
State taxes, net of Federal benefit               4.2        1.1        1.0
Net operating loss carryforward recognized        --        (1.3)      (1.5)
Goodwill amortization                             9.3        1.1        1.0
Tax exempt interest and dividends                (3.2)        --         --
Other, net                                       (1.9)      (1.0)       1.9
                                                 ----       ----       ----

                                                 42.4%      33.9%      36.4%
                                                 ====       ====       ====

    The components of deferred tax assets and liabilities are as follows:

                                                December 31,
                                       ----------------------------
                                          1997               1996
                                       -----------      -----------
Deferred tax assets:
   Inventories                         $ 1,755,574      $   676,401
   Accounts receivable                     540,204          202,420
   Accrued expenses                      1,493,011          170,408
   Net operating loss carryforward         249,264          381,498
                                       -----------      -----------
                                         4,038,053        1,430,727
Deferred tax liabilities:
   Property, plant and equipment           (86,966)        (104,418)
   Other                                  (596,841)         (42,521)
                                       -----------      -----------
                                          (683,807)        (146,939)
                                       -----------      -----------
                                       $ 3,354,246      $ 1,283,788
                                       ===========      ===========

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES - Continued

    At December 31, 1997, the Company had Federal and state net operating loss carryforwards of approximately $580,000 and $1,200,000, respectively. The Federal net operating loss carryforwards are limited in use each year to approximately $100,000 through expiration in 2010. The state net operating loss carryforwards expire in 2005.


NOTE J - FOREIGN OPERATIONS

    The following table summarizes the domestic and foreign operations for the years ended December 31, 1997 and 1996 and identifiable assets as of December 31, 1997. The Company had no significant foreign operations prior to 1996.

                                                           Year ended December 31, 1997
                           -----------------------------------------------------------------------------------
                              Domestic          Europe           Other         Eliminations       Consolidated
                           -------------      -----------     -----------     -------------      -------------

Net sales                  $ 140,346,567      $46,696,252     $ 6,777,321     $  (5,079,405)     $ 188,740,735
                           =============      ===========     ===========     =============      =============

Income from operations     $   5,748,921      $(1,261,888)    $  (316,850)    $         --       $   4,170,183
                           =============      ===========     ===========     =============      =============

Identifiable assets        $ 156,548,829      $24,488,336     $ 4,382,554     $         --       $ 185,419,719
                           =============      ===========     ===========     =============      =============


                                           Year ended December 31, 1996
                           ------------------------------------------------------------------
                             Domestic           Foreign       Eliminations       Consolidated
                           ------------     -------------     --------------     ------------

Net sales                  $128,344,438     $   9,687,911     $   (1,396,225)    $136,636,124
                           ============     =============     ==============     ============

Income from operations     $ 11,060,350     $     761,875     $     (330,509)    $ 11,491,716
                           ============     =============     ==============     ============

Identifiable assets        $157,418,659     $  15,159,456     $           --     $172,578,115
                           ============     =============     ==============     ============

    Gains from foreign currency transactions were approximately $97,000 in 1997. There were no foreign currency gains or losses in 1996.

    In 1997, the Financial Accounting Standards Board issued Statement of Financial Standard No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report selected information about operating segments in annual reports and interim financial reports issued to stockholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. For the year ended 1998, the Company will provide financial and descriptive information about its reportable segments to conform to the requirements.

                         ULTRAK, INC. AND SUBSIDIARIES

NOTE K - EARNINGS PER SHARE

     Following is a reconciliation of basic and diluted earnings per share:


                                          1997                          1996                               1995
                               ---------------------------   -----------------------------  -------------------------------
                                                      Per                            Per                              Per
                                 Net                 share      Net                 share     Net                    share
                                Income     Shares    amount    Income      Shares   amount   Income       Shares     amount
                              ----------  ----------  -----  ----------  ---------- ------  ----------   ---------  -------
Basic earnings per common
   share                      $2,283,504  13,969,698 $ 0.16  $7,481,514   9,485,858  $0.79  $2,577,847   6,870,050  $  0.38
                                                     ======                          =====                          =======

Effect of dilutive securities
   Contingently issuable
      shares                          --     301,981                 --      37,021                 --          --
   Put options                        --      78,126                 --          --                 --          --
   Stock options                      --     467,499                 --     515,613                 --     277,854
   Convertible preferred stock        --         --             117,210     406,981            117,210     406,981
                              ----------  ----------  -----  ----------  ----------   ----  ----------   ---------  -------

Diluted earnings per common
   share                      $2,283,504  14,817,304  $0.15  $7,598,724  10,445,473   $.73  $2,695,057   7,554,885  $  0.36
                              ==========  ==========  =====  ==========  ==========   ====  ==========   =========  =======



NOTE L - UNAUDITED QUARTERLY OPERATING RESULTS

    Unaudited quarterly operating results for the years ended December 31, 1997 and 1996 are as follows:


                                  First             Second           Third           Fourth
                                 Quarter           Quarter          Quarter          Quarter
                               ------------     ------------     ------------     ------------
1997:
   Sales                       $ 40,572,193     $ 43,984,080     $ 50,701,185     $ 53,483,277
   Gross profit                  13,061,049       13,878,575       16,010,446       15,742,932
   Net income                     2,034,433          876,443        2,016,607       (2,526,769)

   Income (loss) per share
      Basic                    $        .14     $        .06     $        .14     $       (.18)
      Diluted                           .14              .06              .13             (.18)

1996:
   Sales                       $ 29,674,027     $ 31,766,442     $ 35,151,344     $ 40,044,311
   Gross profit                   8,429,140        9,123,728       11,076,035       12,221,226
   Net income                     1,270,044        1,534,987        2,329,884        2,463,809

   Income per share
      Basic                    $        .17     $        .19     $        .23     $        .20
      Diluted                           .16              .17              .21              .19

See Note C for special charges and changes in estimates in the fourth quarter of 1997.

         Report of Independent Certified Public Accountants on Schedule


Board of Directors
Ultrak, Inc.


In connection with our audit of the consolidated financial statements of Ultrak, Inc., and Subsidiaries referred to in our report dated February 14, 1998, which is included in Part II of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP




Dallas, Texas
February 14, 1998

                                                                     SCHEDULE II

                          ULTRAK, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1997, 1996 and 1995

--------------------------------------- ------------ -------------- ----------------- ---------------- --------------
                                        Balance at                     Charge to                        Balance at
                                         Beginning     Charge to         Other                            End of
             Description                 of Period    Operations        Accounts        Deductions        Period
--------------------------------------- ------------ -------------- ----------------- ---------------- --------------
YEAR ENDED DECEMBER 31, 1997:
    ALLOWANCE FOR DOUBTFUL
    TRADE ACCOUNTS                      $764,118     $475,766       $955,084 (1)      $(403,912) (2)   $1,791,056
                                        ========     ========       ========          =========        ==========

YEAR ENDED DECEMBER 31, 1996:
    ALLOWANCE FOR DOUBTFUL
    TRADE ACCOUNTS                      $439,104     $168,293       $395,116 (1)      $(238,395) (2)   $  764,118
                                        ========     ========       ========          =========        ==========

YEAR ENDED DECEMBER 31, 1995:
    ALLOWANCE FOR DOUBTFUL
    TRADE ACCOUNTS                      $323,772     $ 49,114       $282,701 (1)      $(216,483) (2)   $  439,104
                                        ========     ========       ========          ==========       ==========

--------------------------------------- ------------ -------------- ----------------- ---------------- --------------

Notes:
(1)   Balances recorded from business combinations.
(2)   Balances written off.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER  DESCRIPTION
-------  ------------


 3.1     Certificate of Incorporation of the Company (filed as
         Exhibit 3.1 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1995)

 3.2     By-Laws of the Company (filed as Exhibit 3.2 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1995)

 4.1     Form of certificate representing shares of the Common
         Stock (filed as Exhibit 4.1 the Company's Registration
         Statement on Form S-2, Registration No. 333-02891)

 10.1    Ultrak, Inc. 1988 Non-Qualified Stock Option Plan
         (filed as Exhibit 10.6 to the Company's Registration
         Statement on Form S-1, Registration No. 55-3-31110)

 10.2    Amendment No. 2 to Ultrak, Inc. 1988 Non-Qualified
         Stock Option Plan (filed as Exhibit 10 to the
         Company's Current Report on Form 8-K dated December
         28, 1993)

 10.3    Amendment No. 3 to Ultrak, Inc. 1988 Non-Qualified
         Stock Option Plan (filed as Exhibit 10.3 to the
         Company's Annual Report on Form 10-K for the year ended December 31, 1996)

 10.4 Agreement and Plan of Reorganization, dated as of April 28, 1995, among Diamond Electronics, Inc., the shareholders of Diamond signing the Agreement, the Company and Diamond Purchasing Corp. (filed as Annex A to the Company's Form S-4 dated June 28, 1995)

 10.5    Employment Agreement, dated May 25, 1995, between the
         Company and James D. Pritchett (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

 10.6    Employment Agreement, dated May 25, 1995, between the
         Company and Tim D. Torno (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995)

 10.7    Ultrak, Inc. Incentive Stock Option Plan (filed as
         Exhibit 10.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1997)

 10.8 Stock Purchase Agreement dated August 7, 1996 among Chris Davies, Kim Rhodes, Scott Rhodes, Rhodes Davies & Associates Pty Ltd. and the Company (filed as
         Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 23, 1996)

 10.09 Stock Purchase Agreement dated September 26, 1996 among Maurice Scetbon, Monda, S.A., Frida, S.A., the Company and Ultrak Holdings Limited (filed as Exhibit
         10.1 to the Company's Current Report on Form 8-K dated
         October 11, 1996)

 10.10 Purchase Agreement of German GmbH Share Capital, dated December 16, 1996, among all of the shareholders of VideV GmbH, Ultrak and Ultrak Holdings Limited (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 31, 1996)

 10.11 Agreement and Plan of Merger dated February 10, 1997 among Monitor Dynamics, Inc., all of the shareholders of Monitor Dynamics, Inc., Ultrak, Inc. and MDI
         Acquisition Corp. (filed as Exhibit 1 to the Company's
         Current Report on Form 8-K dated March 5, 1997)

 *10.12 Amended and Restated Loan Agreement, dated effective as of December 11, 1997, among Ultrak, Inc., Dental Vision Direct, Inc., Diamond Electronics, Inc., Monitor Dynamics, Inc., Ultrak Operating, L.P. and NationsBank of Texas, N.A. (filed as Exhibit 1 to the Company's current Annual Report on Form 10-K for the year ended December 31, 1997)

 *21.1   Subsidiaries of the Company

 *27.1   Financial Data Schedule

------------------------
* Filed herewith 10.12, 21.1 and 27.1.