Form 10-Q
period 1998-03-31
ULTRAK INC
filed 1998-05-12
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         For the quarterly period ended:

                                 MARCH 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                         Commission File Number: 0-9463

                                  ULTRAK, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                                        75-2626358
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1301 Waters Ridge Drive,
Lewisville, Texas                                                 75057
(Address of principal executive offices)                         (Zip Code)

                                 (972) 353-6651
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1998: 14,502,868 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1998

                                      INDEX





Part I:  Financial Information                                                  Page No.
                                                                                --------
    Consolidated Balance Sheets                                                  3

    Consolidated Statements of Income                                            4

    Consolidated Statements of Cash Flows                                        5

    Notes to Consolidated Financial Statements                                   6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                                8



Part II:  Other Information                                                      10



Signatures                                                                       11

                  ULTRAK, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS




                                                                             MARCH 31,       DECEMBER 31,
                            ASSETS                                             1998              1997
                                                                           -------------    -------------
                                                                            (Unaudited)

Current Assets:
    Cash and Cash Equivalents                                              $  11,903,950       14,101,684
    Restricted Cash                                                            3,899,791        3,949,690
    Trade Accounts Receivable, less allowance for doubtful accounts           39,086,772       32,390,447
    Notes Receivable                                                             724,642        1,920,281
    Inventories, net                                                          53,183,749       45,390,195
    Advances for Inventory Purchases                                           7,709,211       11,420,009
    Prepaid Expenses and Other Current Assets                                  3,720,598        3,298,493
    Deferred Income Taxes                                                      3,330,875        3,354,246
                                                                           -------------    -------------
        Total Current Assets                                                 123,559,588      115,825,045
                                                                           -------------    -------------

Property, Plant and Equipment, at cost                                        13,470,832        9,390,213
        Less accumulated depreciation and amortization                        (3,731,107)      (3,443,044)
                                                                           -------------    -------------
                                                                               9,739,725        5,947,169
                                                                           -------------    -------------

Goodwill, net of accumulated amortization                                     57,311,625       57,909,633

Other Assets                                                                   4,265,010        5,737,872
                                                                           -------------    -------------

        Total Assets                                                       $ 194,875,948      185,419,719
                                                                           =============    =============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                 $  14,722,812       13,263,083
    Note Payable to Bank                                                       8,000,000                0
    Accrued Expenses                                                           4,737,069        3,808,330
    Income Taxes Payable                                                         336,496           43,698
    Other Current Liabilities                                                  5,157,199        5,106,204
                                                                           -------------    -------------
        Total Current Liabilities                                             32,953,576       22,221,315
                                                                           -------------    -------------

Commitments and Contingencies

Equity Put Options on Common Stock                                            27,270,250       28,364,000

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                       976,755          976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        14,502,868 and 14,445,741 shares issued and outstanding at
        March 31, 1998 and December 31, 1997, respectively                       145,029          144,457
   Additional Paid in Capital                                                127,510,396      126,414,835
   Retained Earnings                                                          14,243,767       13,692,732
   Cumulative Translation Adjustment                                          (2,089,132)      (1,868,304)
   Treasury Stock, at cost (606,850 and 432,850 common shares at
        March 31, 1998 and December 31, 1997, respectively)                   (6,134,693)      (4,526,071)
                                                                           -------------    -------------
        Total Stockholders' Equity                                           134,652,122      134,834,404
                                                                           -------------    -------------

        Total Liabilities and Stockholders' Equity                         $ 194,875,948      185,419,719
                                                                           =============    =============

        The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)





                                                           THREE MONTHS      THREE MONTHS
                                                              ENDED             ENDED
                                                          MARCH 31, 1998   MARCH 31, 1997
                                                          --------------   --------------

Net sales                                                 $ 47,748,359       40,572,193
Cost of sales                                               32,972,737       27,511,144
                                                          ------------     ------------

        Gross profit                                        14,775,622       13,061,049
        Gross profit%                                             30.9%            32.2%

Other operating costs:
    Marketing and sales                                      8,200,050        6,181,774
    General and administrative                               4,721,256        3,233,762
    Depreciation and goodwill amortization                     957,733          756,890
                                                          ------------     ------------
                                                            13,879,039       10,172,426
                                                          ------------     ------------

        Operating profits                                      896,583        2,888,623

Other (expense) income:
   Interest income                                              19,367          783,096
   Costs of terminated merger                                        0         (697,055)
   Other, net                                                   51,279          187,246
                                                          ------------     ------------
                                                                70,646          273,287
                                                          ------------     ------------

Income before income taxes                                     967,229        3,161,910
       Income taxes                                           (386,892)      (1,127,477)
                                                          ------------     ------------

NET INCOME                                                     580,337        2,034,433

Dividend requirements on
preferred stock                                                (29,302)         (29,302)
                                                          ------------     ------------

Net income allocable to
common stockholders                                       $    551,035        2,005,131
                                                          ============     ============

Income per share:

      Basic                                               $       0.04     $        .14
                                                          ============     ============

      Diluted                                             $       0.04     $        .13
                                                          ============     ============


Number of common shares used in computations:
      Basic                                                 13,977,702       13,931,050
                                                          ============     ============

      Diluted                                               15,177,115       15,123,011
                                                          ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 ULTRAK, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)



                                                                           THREE MONTHS     THREE MONTHS
                                                                              ENDED            ENDED
                                                                          MARCH 31, 1998   MARCH 31, 1997
                                                                          --------------   --------------
Cash flows from operating activities:
   Net income                                                              $    580,337       2,034,433
   Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization                                           957,733         756,890
        Provision for losses on accounts receivable                             150,118         166,204
        Provision for inventory obsolescence                                     16,935          48,950
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                    (5,650,804)        763,466
            Inventories                                                      (7,810,489)     (3,097,177)
            Advances for inventory purchases                                  3,710,798         371,786
            Prepaid expenses and other current assets                          (398,734)     (1,055,354)
            Noncurrent notes and other assets                                 1,434,501         338,432
            Accounts and notes payable                                        1,459,729       2,372,774
            Accrued and other current liabilities                             1,372,709      (1,222,953)
                                                                           ------------    ------------

                 Net cash provided by (used in) operating activities         (4,177,167)      1,477,451
                                                                           ------------    ------------

Cash flows from investing activities:
      Purchases of property and equipment                                    (4,207,963)       (768,426)
      Acquisitions, net of cash acquired                                              0     (25,359,160)
                                                                           ------------    ------------
                 Net cash provided by (used in) investing activities         (4,207,963)    (26,127,586)
                                                                           ------------    ------------
Cash flows from financing activities:
      Net borrowings (repayments) on notes payable                            8,000,000               0
      Decrease in restricted cash                                                49,899               0
      Issuance of common stock, net of issuance costs                            (3,751)         37,206
      Purchase of treasury stock                                             (1,608,622)              0
      Payment of preferred stock dividends                                      (29,302)        (29,302)
                                                                           ------------    ------------

                 Net cash provided by financing activities                    6,408,224           7,904
                                                                           ------------    ------------

Effect of exchange rate changes on cash                                        (220,828)              0

Net decrease in cash and cash equivalents                                    (2,197,734)    (24,642,231)
                                                                           ------------    ------------

Cash and cash equivalents at beginning of the period                         14,101,684      71,810,707
                                                                           ------------    ------------
Cash and cash equivalents at end of the period                             $ 11,903,950      47,168,476
                                                                           ============    ============

Supplemental schedule of noncash investing and financing:
      Acquisition of businesses:
                 Assets acquired                                           $          0      37,054,407
                 Liabilities assumed                                                  0      (4,295,100)
                 Common stock issued                                                  0      (3,676,672)
                                                                           ------------    ------------
                                                                                      0      29,082,635
                 Less: cash acquired                                                  0       3,723,475
                                                                           ------------    ------------
                                                                           $          0      25,359,160
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

The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 1997 included in the Ultrak Annual Report on Form 10-K.

2. Earnings Per Share:

In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). In accordance with SFAS 128, the Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. All prior period earnings per share information have been restated to comply with the provisions of SFAS 128.

Following is a reconciliation of basic and diluted earnings per share:



                                                 For the Quarter Ended March 31, 1998     For the Quarter Ended March 31, 1997
                                                ---------------------------------------   ---------------------------------------
                                                   Net                       Per Share       Net                       Per Share
                                                  Income        Shares        Amount        Income         Shares       Amount
                                                -----------   -----------   -----------   -----------   -----------   -----------

Basis earnings per share:

Income allocable to common stockholders         $   551,035    13,977,702   $      0.04   $ 2,005,131    13,931,050   $      0.14
                                                                            ===========                               ===========

Effect of Dilutive Securities:
   Contingently issuable shares                          --       386,707                                   252,778
   Put options                                           --       443,450                                        --
   Stock options                                         --       369,256                                   532,202
   Convertible preferred stock                           --            --                      29,302       406,981
                                                -----------   -----------                 -----------    ----------

Diluted earnings per share                      $   551,035    15,177,115   $      0.04   $ 2,034,433    15,123,011   $      0.13
                                                ===========   ===========   ===========   ===========    ==========   ===========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)


3. Comprehensive Income:

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this standard had no impact on net income or stockholders' equity, as reported. SFAS 130 requires the reporting of comprehensive income, which includes net income plus non-owner changes in equity including unrealized gains or losses on investments, the minimum pension liability adjustment and foreign currency translation. During the three months ended March 31, 1998 and 1997, non-owner changes, comprised solely of changes in foreign currency translation, were $220,828 and $306,567, respectively.

4. Note Payable to Bank:

On December 1, 1997, the Company entered into a three-year unsecured credit facility with a bank. The credit facility provides up to $40.0 million in revolving credit with interest at prime minus .50% or LIBOR plus .60%, payable quarterly. At the maturity of the revolving credit agreement in the year 2000, the principal balance converts to a fully amortizing four-year term loan. The credit agreement contains certain restrictive covenants and conditions, including maximum senior funded debt to cash flow and debt service coverage. The Company is required to pay a quarterly commitment fee of .062% beginning June 30, 1998. As of March 31, 1998, the Company had borrowings in the amount of $8.0 million outstanding under this facility.

5. Equity Put Options on Common Stock:

In conjunction with a stock repurchase program, during 1997 the Company sold equity put options covering 2,620,000 shares of its common stock for net proceeds before taxes to the Company of $4.5 million. As of March 31, 1998, 2,495,000 options remain outstanding and the Company's potential repurchase obligation under equity put options with net cash or physical settlement terms totaled $27.2 million at exercise prices ranging from $8.75 to $12.51 per share. The options are exercisable only at expiration and the remaining options expire from April 1998 through January 1999.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three Months ended March 31, 1998 compared to the
                        Three Months ended March 31, 1997

Results of Operations

For the three months ended March 31, 1998, net sales were $47,748,359, an increase of $7,176,166 (18%) over the same period in 1997. This increase for the three months ended March 31, 1998 was primarily due to the effect of the acquisitions entered into during 1997, sales of new products introduced during late 1997 and 1998 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

Cost of sales was $32,972,737, an increase of $5,461,593 (20%) over the same period in 1997. Gross profit margins on net sales decreased to 30.9% for the three months ended March 31, 1998 from 32.2% for the same period in 1997. This decrease in gross profit margin was due to competitive price pressures and delays in shipment of the Company's Windows NT version of its high end security system.

Marketing and sales expenses were $8,200,050, an increase of $2,018,276 (33%) over the same period in 1997. Marketing and sales expenses for the three months ended March 31, 1998 were 17.2% of net sales, up from 15.2% for the same period in 1997. This increase was due to the effect of acquisitions during 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $4,721,256, an increase of $1,487,494 (46%) over the same period in 1997. General and administrative expenses for the three months ended March 31, 1998 were 9.9% of net sales, up from 8.0% of net sales for the same period in 1997. This increase was a result of (i) the acquisitions during 1997, each of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other existing operations, and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

Other income was $70,646, a decrease of $202,641 (74%) from the same period in 1997. This decrease was primarily because of the Company's shift during mid 1997 to invest excess funds in marketable equity securities instead of interest bearing investments, the use of cash to fund the Company's stock repurchase program and acquisitions during 1997 and the resulting interest expense on bank borrowings during 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 1998 of approximately $2.2 million. Net cash used in operating activities for the period was approximately $4.2 million, primarily consisting of increases in accounts and notes receivable and inventories and decreases in advances for inventory, noncurrent notes and other assets, accounts and notes payable and accrued and other current liabilities. Net cash used in investing activities was approximately $4.2 million consisting of purchases of property and equipment, primarily related to the SAP computer implementation. Cash provided by financing activities was approximately $6.4 million, consisting of borrowings on its note payable to bank, offset by purchases of treasury stock and the payment of dividends on the Company's outstanding Series A Preferred Stock.

As of March 31, 1998, the Company had unused available revolving lines of credit under its bank facility totaling $32.0 million. The Company is in compliance with all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the bank credit facility and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1998


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

              Not Applicable

    Item 5.   Other Information

              None

    Item 6.   Exhibits and Reports on Form 8-K

              (a) Exhibits filed with this report:

              Exhibit 27: Financial Data Schedule for the Period ended March 31, 1998

              Exhibit 27.1: Financial Data Schedule for the Period ended
                            June 30, 1997

              Exhibit 27.2: Financial Data Schedule for the Period ended
                            September 30, 1997

              Exhibit 27.3: Financial Data Schedule for the Period ended
                            March 31, 1998

              (b) Reports on Form 8-K.

              None filed during the quarter ended March 31, 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ULTRAK, INC.
                                          (Registrant)


Date: May 12, 1998                        By:   /s/ Tim D. Torno
                                             ----------------------------------
                                                Tim D. Torno
                                                Principal Financial and
                                                Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT NUMBER           DESCRIPTION


27                  Financial Data Schedule -- period ended March 31, 1997

27.1                Financial Data Schedule -- period ended June 30, 1997

27.2                Financial Data Schedule -- period ended September 30, 1997

27.3                Financial Data Schedule -- period ended March 31, 1998