Form 10-Q
period 1998-06-30
ULTRAK INC
filed 1998-08-12
CIK 318259

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the quarterly period ended:

                                 JUNE 30, 1998

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

                                Yes [X]  No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998: 14,505,868 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 1998

                                      INDEX





                                                                                 Page No.
                                                                                 --------
   Part I:  Financial Information

       Consolidated Balance Sheets                                                  3

       Consolidated Statements of Income                                            4

       Consolidated Statements of Cash Flows                                        5

       Notes to Consolidated Financial Statements                                   6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                9



   Part II:  Other Information                                                      12



   Signatures                                                                       13

                   ULTRAK, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,         DECEMBER 31,
                             ASSETS                                              1998              1997
                                                                            -------------     -------------
                                                                             (Unaudited)

Current Assets:
    Cash and Cash Equivalents                                               $  14,639,734        14,101,684
    Restricted Cash                                                             3,954,230         3,949,690
    Trade Accounts Receivable, less allowance for doubtful accounts            43,901,338        32,390,447
    Notes Receivable                                                                    0         1,920,281
    Inventories, net                                                           53,131,285        45,390,195
    Advances for Inventory Purchases                                            3,419,711        11,420,009
    Prepaid Expenses and Other Current Assets                                   5,681,644         3,298,493
    Deferred Income Taxes                                                       3,468,978         3,354,246
                                                                            -------------     -------------
        Total Current Assets                                                  128,196,920       115,825,045
                                                                            -------------     -------------

Property, Plant and Equipment, at cost                                         15,547,171         9,390,213
        Less accumulated depreciation and amortization                         (4,407,619)       (3,443,044)
                                                                            -------------     -------------
                                                                               11,139,552         5,947,169
                                                                            -------------     -------------

Goodwill, net of accumulated amortization                                      56,807,490        57,909,633

Other Assets                                                                    4,425,674         5,737,872
                                                                            -------------     -------------

        Total Assets                                                        $ 200,569,636       185,419,719
                                                                            =============     =============

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                  $  12,803,635        13,263,083
    Note Payable to Bank                                                       19,000,000                 0
    Accrued Expenses                                                            6,356,555         3,808,330
    Income Taxes Payable                                                          438,676            43,698
    Other Current Liabilities                                                   4,164,937         5,106,204
                                                                            -------------     -------------
        Total Current Liabilities                                              42,763,803        22,221,315
                                                                            -------------     -------------

Commitments and Contingencies

Equity Put Options on Common Stock                                             21,913,750        28,364,000

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                        976,755           976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        14,505,868 and 14,445,741 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively                         145,059           144,457
   Additional Paid in Capital                                                 132,766,835       126,414,835
   Retained Earnings                                                           15,426,138        13,692,732
   Cumulative Translation Adjustment                                           (1,880,424)       (1,868,304)
   Treasury Stock, at cost (1,162,950 and 432,850 common shares at
        June 30, 1998 and December 31, 1997, respectively)                    (11,542,280)       (4,526,071)
                                                                            -------------     -------------
        Total Stockholders' Equity                                            135,892,083       134,834,404
                                                                            -------------     -------------

        Total Liabilities and Stockholders' Equity                          $ 200,569,636       185,419,719
                                                                            =============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                               THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                  ENDED             ENDED            ENDED              ENDED
                                              JUNE 30,1998       JUNE 30,1997     JUNE 30,1998       JUNE 30,1997
                                              ------------      ------------      ------------      ------------
Net sales                                     $ 51,409,481        43,984,080        99,157,840        84,556,273
Cost of sales                                   34,705,796        30,105,505        67,678,533        57,616,649
                                              ------------      ------------      ------------      ------------

        Gross profit                            16,703,685        13,878,575        31,479,307        26,939,624
        Gross profit%                                 32.5%             31.6%             31.7%             31.9%

Other operating costs:
    Marketing and sales                          8,786,516         7,409,326        16,986,566        13,591,100
    General and administrative                   4,911,276         5,212,239         9,632,532         8,829,938
    Depreciation and goodwill amortization       1,196,041           514,500         2,153,774           887,453
                                              ------------      ------------      ------------      ------------
                                                14,893,833        13,136,065        28,772,872        23,308,491
                                              ------------      ------------      ------------      ------------
        Operating expenses %                          29.0%             29.9%             29.0%             27.6%

        Operating profits                        1,809,852           742,510         2,706,435         3,631,133
        Operating profits %                            3.5%              1.7%              2.7%              4.3%

Other (expense) income:
   Interest income (expense)                      (109,068)          448,784           (89,701)        1,231,880
   Costs of terminated merger                            0                 0                 0          (697,055)
   Other, net                                      318,671           205,427           369,950           392,673
                                              ------------      ------------      ------------      ------------
                                                   209,603           654,211           280,249           927,498
                                              ------------      ------------      ------------      ------------
       Other income %                                  0.4%              1.5%              0.3%              1.1%

Income before income taxes                       2,019,455         1,396,721         2,986,684         4,558,631
       Income taxes                               (807,782)         (520,278)       (1,194,674)       (1,647,755)
                                              ------------      ------------      ------------      ------------
       Income taxes %                                (40.0)%           (37.2)%           (40.0)%           (36.1)%

NET INCOME                                       1,211,673           876,443         1,792,010         2,910,876
NET INCOME %                                           2.4%              2.0%              1.8%              3.4%

Dividend requirements on
preferred stock                                    (29,302)          (29,302)          (58,604)          (58,604)
                                              ------------      ------------      ------------      ------------

Net income allocable to
common stockholders                           $  1,182,371           847,141         1,733,406         2,852,272
                                              ============      ============      ============      ============

Income per share:

      Basic                                   $       0.09      $        .06      $        .13      $        .20
                                              ============      ============      ============      ============

      Diluted                                 $       0.08      $        .06      $        .12      $        .19
                                              ============      ============      ============      ============


Number of common shares

      Basic                                     13,676,476        14,048,656        13,826,635        13,989,853
                                              ============      ============      ============      ============

      Diluted                                   14,766,397        15,396,698        14,967,415        15,259,855
                                              ============      ============      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 ULTRAK, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                          SIX MONTHS           SIX MONTHS
                                                                             ENDED               ENDED
                                                                         JUNE 30,1998        JUNE 30,1997
                                                                        ---------------     ---------------
Cash flows from operating activities:
   Net income                                                           $     1,792,010           2,910,876
   Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization                                         2,153,774           1,764,515
        Provision for losses on accounts receivable                             303,043             274,538
        Provision for inventory obsolescence                                    309,707             148,725
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                    (9,893,653)          4,461,146
            Inventories                                                      (8,050,797)         (4,640,415)
            Advances for inventory purchases                                  8,000,298          (4,180,444)
            Prepaid expenses and other current assets                        (2,497,883)          1,223,173
            Noncurrent notes and other assets                                 1,127,857            (719,459)
            Accounts and notes payable                                         (459,448)         (2,349,838)
            Accrued and other current liabilities                             2,131,627          (3,145,775)
                                                                        ---------------     ---------------

                 Net cash provided by (used in) operating activities         (5,083,465)         (4,252,958)
                                                                        ---------------     ---------------

Cash flows from investing activities:
      Purchases of property and equipment                                    (6,261,505)         (1,680,517)
      Acquisitions, net of cash acquired                                           --           (32,237,303)
                                                                        ---------------     ---------------

                 Net cash provided by (used in) investing activities         (6,261,505)        (33,917,820)
                                                                        ---------------     ---------------

Cash flows from financing activities:
      Net borrowings (repayments) on revolving line of credit                19,000,000                --
      Decrease (increase) in restricted cash                                     (4,540)               --
      Issuance of common stock, net of issuance costs                           (10,951)             41,070
      Purchase of treasury stock                                             (7,016,209)         (3,765,153)
      Payment of preferred stock dividends                                      (58,604)            (58,604)
                                                                        ---------------     ---------------

                 Net cash provided by (used in) financing activities         11,909,696          (3,782,687)
                                                                        ---------------     ---------------

Effect of exchange rate changes on cash                                         (26,676)               --

Net increase (decrease) in cash and cash equivalents                            538,050         (41,953,465)
                                                                        ---------------     ---------------

Cash and cash equivalents at beginning of the period                         14,101,684          71,810,707
                                                                        ---------------     ---------------
Cash and cash equivalents at end of the period                          $    14,639,734          29,857,242
                                                                        ===============     ===============

Supplemental schedule of noncash investing and financing:
      Acquisition of businesses:
                 Assets acquired                                        $          --            53,081,896
                 Liabilities assumed                                               --           (10,956,377)
                 Common stock issued                                               --            (5,534,244)
                                                                        ---------------     ---------------
                                                                                   --            36,591,275
                 Less: cash acquired                                               --             4,353,972
                                                                        ---------------     ---------------
                                                                        $          --            32,237,303
                                                                        ===============     ===============

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

   Following is a reconciliation of basic and diluted earnings per share:

                                              For the Quarter Ended June 30, 1998           For the Quarter Ended June 30, 1997
                                           -----------------------------------------    -----------------------------------------
                                               Net                         Per Share        Net                        Per Share
                                             Income          Shares         Amount        Income          Shares         Amount
                                           -----------    -----------    -----------    -----------    -----------    -----------
Basis earnings per share:
Income allocable to common stockholders    $ 1,182,371     13,676,476    $      0.09    $   847,141     14,048,656    $      0.06
                                                                         ===========                                  ===========

Effect of Dilutive Securities:
   Contingently issuable shares                               332,618                                     514,842
   Put options                                                392,065
   Stock options                                              365,238                                     426,219
   Convertible preferred stock                    --             --                          29,302       406,981
                                           -----------    -----------                   -----------    -----------

Diluted earnings per share                 $ 1,182,371     14,766,397    $      0.08    $   876,443     15,396,698    $      0.06
                                           ===========    ===========    ===========    ===========    ===========    ===========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

   2.  Earnings Per Share, continued:

                                              For the Quarter Ended June 30, 1998           For the Quarter Ended June 30, 1997
                                           -----------------------------------------    -----------------------------------------
                                               Net                         Per Share        Net                        Per Share
                                             Income          Shares         Amount        Income          Shares         Amount
                                           -----------    -----------    -----------    -----------    -----------    -----------
Basis earnings per share:
Income allocable to common stockholders    $ 1,733,406     13,826,635    $      0.13    $ 2,852,272     13,989,853    $      0.20
                                                                         ===========                                  ===========

Effect of Dilutive Securities:
   Contingently issuable shares                               359,663                                      383,810
   Put options                                                417,757                                           --
   Stock options                                              363,360                                      479,211
   Convertible preferred stock                      --             --                        58,604        406,981
                                           -----------    -----------                   -----------    -----------

Diluted earnings per share                 $ 1,733,406     14,967,415    $      0.12      2,910,876     15,259,855    $      0.19
                                           ===========    ===========    ===========    ===========    ===========    ===========

   3.  Comprehensive Income:

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this standard had no impact on net income or stockholders' equity, as reported. SFAS 130 requires the reporting of comprehensive income, which includes net income plus non-owner changes in equity including unrealized gains or losses on investments, the minimum pension liability adjustment and foreign currency translation. During the six months ended June 30, 1998 and 1997, non-owner changes, comprised solely of changes in foreign currency translation, were $12,120 and $1,001,802, respectively.

   4.   Note Payable to Bank:

   On December 1, 1997, the Company entered into a three-year unsecured credit facility with a bank. The credit facility provides up to $40.0 million in revolving credit with interest at prime minus .50% or LIBOR plus .60%, payable quarterly. At the maturity of the revolving credit agreement in the year 2000, the principal balance converts to a fully amortizing four-year term loan. The credit agreement contains certain restrictive covenants and conditions, including maximum senior funded debt to cash flow and debt service coverage. The Company is required to pay a quarterly commitment fee of .062% beginning June 30, 1998. As of June 30, 1998, the Company had borrowings in the amount of $19.0 million outstanding under this facility.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)



  5.  Equity Put Options on Common Stock:

  In conjunction with a stock repurchase program, during 1997 the Company sold equity put options covering 2,620,000 shares of its common stock for net proceeds before taxes to the Company of $4.5 million. As of June 30, 1998, 1,920,000 options remain outstanding and the Company's potential repurchase obligation under equity put options with net cash or physical settlement terms totaled $21.9 million at exercise prices ranging from $10.13 to $12.51 per share. The options are exercisable only at expiration and the remaining options expire from July 1998 through January 1999.

  6.   Subsequent Event:

  On July 31, 1998, the Company announced the sale of the stock of Dental Vision Direct, Inc. ("DVD"), a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental") for approximately $7.0 in cash and short-term notes and warrants to acquire 540,000 shares of American Dental common stock (which currently trades on NASDAQ under the symbol "ADLI"). The transaction closed on August 5, 1998. The final accounting for the transaction has not yet been completed.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three Months ended June 30, 1998 compared to the
                        Three Months ended June 30, 1997

Results of Operations

For the three months ended June 30, 1998, net sales were $51,409,481, an increase of $7,425,401 (17%) over the same period in 1997. This increase for the three months ended June 30, 1998 was primarily due to the effect of the acquisitions entered into during 1997, sales of new products and systems introduced during late 1997 and 1998 and increased volume of sales of existing CCTV products and systems to most of the markets served by the Company.

Cost of sales was $34,705,796, an increase of $4,600,291 (15%) over the same period in 1997. Gross profit margins on net sales increased to 32.5% for the three months ended June 30, 1998 from 31.6% for the same period in 1997. This increase in gross profit margin was due primarily to increased sales during the quarter of enterprise security solutions, including the newly released Windows NT version of SAFEnet and the MAX 1000 video management system.

Marketing and sales expenses were $8,786,516, an increase of $1,377,190 (19%) over the same period in 1997. Marketing and sales expenses for the three months ended June 30, 1998 were 17.1% of net sales, up from 16.8% for the same period in 1997. This net increase was due to the effect of acquisitions during 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $4,911,276, a decrease of $300,963 (6%) over the same period in 1997. General and administrative expenses for the three months ended June 30, 1998 were 9.6% of net sales, down from 11.9% of net sales for the same period in 1997. This net decrease was a result of less hiring during the quarter and the Company's other efforts to reduce its general and administrative costs as a percentage of net sales.

Other income was $209,603, a decrease of $444,608 (68%) from the same period in 1997. This net decrease was primarily because of the Company's shift during mid 1997 to invest excess funds in marketable equity securities instead of interest bearing investments, the use of cash to fund the Company's stock repurchase program and acquisitions during 1997 and the resulting interest expense on bank borrowings during 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


             For the Six Months ended June 30, 1998 compared to the Six
                         Months ended June 30, 1997

Results of Operations

For the six months ended June 30, 1998, net sales were $99,157,840, an increase of $14,601,567 (17%) over the same period in 1997. This increase for the six months ended June 30, 1998 was primarily due to the effect of the acquisitions entered into during 1997, sales of new products and systems introduced during late 1997 and 1998 and increased volume of sales of existing CCTV products and systems to most of the markets served by the Company.

Cost of sales was $67,678,533, an increase of $10,061,884 (17%) over the same period in 1997. Gross profit margins on net sales decreased to 31.7% for the six months ended June 30, 1998 from 31.9% for the same period in 1997. This decrease in gross profit margin was due to competitive price pressures and delays during the first quarter in shipment of the Company's Windows NT version of its SAFEnet security solution, offset partially by increased sales during the second quarter of enterprise security solutions, including the newly released SAFEnet and the MAX 1000 video management system.

Marketing and sales expenses were $16,986,566, an increase of $3,395,466 (25%) over the same period in 1997. Marketing and sales expenses for the six months ended June 30, 1998 were 17.1% of net sales, up from 16.1% for the same period in 1997. This net increase was due to the effect of acquisitions during 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $9,632,532, an increase of $802,594 (9%) over the same period in 1997. General and administrative expenses for the six months ended June 30, 1998 were 9.7% of net sales, down from 10.4% of net sales for the same period in 1997. This net increase was a result of (i) the acquisitions during 1997, each of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other existing operations, and (ii) the hiring during the first quarter of 1998 of additional research and development and administrative staff to support the growth in sales.

Other income was $280,249, a net decrease of $647,249 (70%) from the same period in 1997. This decrease was primarily because of the Company's shift during mid 1997 to invest excess funds in marketable equity securities instead of interest bearing investments, the use of cash to fund the Company's stock repurchase program and acquisitions during 1997 and the resulting interest expense on bank borrowings during 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED



Liquidity and Capital Resources

The Company had a net increase in cash and cash equivalents for the six months ended June 30, 1998 of approximately $538,000. Net cash used in operating activities for the period was approximately $5.1 million, primarily consisting of increases in accounts and notes receivable, inventories and prepaid expenses and other current assets and decreases in advances for inventory, noncurrent notes and other assets and accrued and other current liabilities. Net cash used in investing activities was approximately $6.3 million consisting of purchases of property and equipment, primarily related to the SAP computer implementation. Cash provided by financing activities was approximately $11.9 million, consisting of borrowings on its note payable to bank, offset by purchases of treasury stock and the payment of dividends on the Company's outstanding Series A Preferred Stock.

As of June 30, 1998, the Company had unused available revolving lines of credit under its bank facility totaling $21.0 million. The Company is in compliance with or had obtained waivers for all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the bank credit facility and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 1998


   Part II: Other Information

       Item 1.   Legal Proceedings

                 Not Applicable

       Item 2.   Changes in Securities

                 Not Applicable

       Item 3.   Defaults Upon Senior Securities

                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on May 29, 1998. During the meeting, the holders of a majority of the Company's outstanding shares elected six directors to serve until the next annual meeting of shareholders and approved the selection by the Board of Directors of Grant Thornton LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ending December 31, 1998.

       Item 5.   Other Information

                 On July 31, 1998, the Company announced the sale of the stock of Dental Vision Direct, Inc. ("DVD"), a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental") for approximately $7.0 in cash and short-term notes and warrants to acquire 540,000 shares of American Dental common stock (which currently trades on NASDAQ under the symbol "ADLI"). The transaction closed on August 5, 1998.

       Item 6.   Exhibits and Reports on Form 8-K

                 (a)    Exhibits filed with this report:

                 Exhibit 27:   Financial Data Schedule

                 (b) Reports on Form 8-K.

                 None filed during the quarter ended June 30, 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ULTRAK, INC.
                                        (Registrant)


   Date: August 12, 1998                By: /s/ Tim D. Torno
                                            ------------------------------------
                                            Tim D. Torno, Vice President-Finance
                                            Principal Financial and
                                            Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
------             -----------
  27               Financial Data Schedule