Form 10-Q
period 1998-09-30
ULTRAK INC
filed 1998-11-05
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                               SEPTEMBER 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998: 14,701,805 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX





Part I:  Financial Information                                                Page No.
         ---------------------                                                --------
    Consolidated Balance Sheets                                                  3

    Consolidated Statements of Income                                            4

    Consolidated Statements of Cash Flows                                        5

    Notes to Consolidated Financial Statements                                   6

    Management's Discussion and Analysis of
    Financial Condition and Results of Operations                                9



Part II:  Other Information                                                     12


Signatures                                                                      13

                        ULTRAK, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                                             SEPT. 30,       DECEMBER 31,
                               ASSETS                                          1998              1997
                                                                           -------------     ------------
                                                                            (Unaudited)

Current Assets:
    Cash and Cash Equivalents                                              $  11,136,640       14,099,684
    Restricted Cash                                                            1,176,250        3,949,690
    Trade Accounts Receivable, less allowance for doubtful accounts           48,424,565       30,019,272
    Notes Receivable                                                           3,952,142        1,920,281
    Inventories, net                                                          45,761,163       42,576,986
    Advances for Inventory Purchases                                           6,748,841       11,420,009
    Prepaid Expenses and Other Current Assets                                  4,270,813        3,108,978
    Deferred Income Taxes                                                      3,497,551        3,354,246
    Net Assets of Discontinued Operations                                              0        4,833,962
                                                                           -------------    -------------
        Total Current Assets                                                 124,967,965      115,283,108
                                                                           -------------    -------------

Property, Plant and Equipment, at cost                                        20,116,674        8,884,144
        Less accumulated depreciation and amortization                        (4,814,536)      (3,118,978)
                                                                           -------------    -------------
                                                                              15,302,138        5,765,166
                                                                           -------------    -------------

Goodwill, net of accumulated amortization                                     54,306,193       55,765,438

Investment in Detection Systems, Inc.                                         10,257,441                0

Other Assets                                                                   4,898,845        5,726,728

Net Assets of Discontinued Operations                                                  0        2,337,342
                                                                           -------------    -------------

        Total Assets                                                       $ 209,732,582      184,877,782
                                                                           =============    =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                 $  14,049,453       12,884,369
    Note Payable to Bank                                                      32,600,000                0
    Accrued Expenses                                                           6,983,901        3,755,199
    Income Taxes Payable                                                         796,364            8,606
    Other Current Liabilities                                                  3,471,806        5,031,204
                                                                           -------------    -------------
        Total Current Liabilities                                             57,901,524       21,679,378
                                                                           -------------    -------------

Commitments and Contingencies

Equity Put Options on Common Stock                                            14,091,600       28,364,000

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                       976,755          976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        14,701,805 and 14,445,741 shares issued and outstanding at
        September 30, 1998 and December 31, 1997, respectively                   147,018          144,457
   Additional Paid in Capital                                                140,904,801      126,414,835
   Retained Earnings                                                          17,260,016       13,692,732
   Cumulative Translation Adjustment                                          (1,923,877)      (1,868,304)
   Treasury Stock, at cost (1,927,950 and 432,850 common shares at
        September 30, 1998 and December 31, 1997, respectively)              (19,625,255)      (4,526,071)
                                                                           -------------    -------------
        Total Stockholders' Equity                                           137,739,458      134,834,404
                                                                           -------------    -------------

        Total Liabilities and Stockholders' Equity                         $ 209,732,582      184,877,782
                                                                           =============    =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       3

                          ULTRAK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)




                                                 THREE MONTHS      THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                    ENDED              ENDED              ENDED               ENDED
                                                SEPT. 30, 1998     SEPT. 30, 1997     SEPT. 30, 1998     SEPT. 30, 1997
                                                --------------     --------------     --------------     --------------

Net sales                                       $   53,556,667         48,997,704        148,327,057        130,785,431
Cost of sales                                       36,398,694         33,775,240        101,387,054         89,534,917
                                                --------------     --------------     --------------     --------------

        Gross profit                                17,157,973         15,222,464         46,940,003         41,250,514
        Gross profit %                                    32.0%              31.1%              31.6%              31.5%

Other operating costs:
    Marketing and sales                              8,423,266          7,256,575         23,473,117         19,717,860
    General and administrative                       4,426,471          4,463,843         14,059,003         12,264,442
    Depreciation and goodwill amortization           1,312,400          1,033,449          3,361,566          2,695,244
                                                --------------     --------------     --------------     --------------
                                                    14,162,137         12,753,867         40,893,686         34,677,546
                                                --------------     --------------     --------------     --------------

        Operating profits                            2,995,836          2,468,597          6,046,317          6,572,968

Other (expense) income:
   Interest income (expense)                          (291,841)           415,178           (377,950)         1,647,058
   Costs of terminated merger                                0                  0                  0           (697,055)
   Gain on sale of investments                         675,000            285,000            675,000            285,000
   Other, net                                          195,008            255,668            566,160            650,731
                                                --------------     --------------     --------------     --------------
                                                       578,167            955,846            863,210          1,885,734
                                                --------------     --------------     --------------     --------------

Income from continuing operations                    3,574,003          3,424,443          6,909,527          8,458,702
   before income taxes
       Income taxes                                 (1,566,626)        (1,317,165)        (2,879,905)        (3,125,821)
                                                --------------     --------------     --------------     --------------

INCOME FROM CONTINUING OPERATIONS                    2,007,377          2,107,278          4,029,622          5,332,881

Discontinued operations, net of tax effects:
      Loss from operations                            (222,143)           (90,671)          (452,378)          (405,398)
      Provision for gain on disposal                    77,946                 --             77,946                 --
                                                --------------     --------------     --------------     --------------
                                                      (144,197)           (90,671)          (374,432)          (405,398)
                                                --------------     --------------     --------------     --------------

NET INCOME                                           1,863,180          2,016,607          3,655,190          4,927,483

Dividend requirements on
preferred stock                                        (29,302)           (29,302)           (87,908)           (87,908)
                                                --------------     --------------     --------------     --------------

Net income allocable to
common stockholders                             $    1,833,878          1,987,305          3,567,282          4,839,575
                                                ==============     ==============     ==============     ==============

Income per share- continuing operations:

      Basic                                     $          .15     $          .15     $          .29     $          .38
                                                ==============     ==============     ==============     ==============

      Diluted                                   $          .14     $          .14     $          .27     $          .35
                                                ==============     ==============     ==============     ==============

Net income per share:

      Basic                                     $          .14     $          .14     $          .26     $          .35
                                                ==============     ==============     ==============     ==============

      Diluted                                   $          .13     $          .13     $          .24     $          .32
                                                ==============     ==============     ==============     ==============

Number of common shares used in computations:

      Basic                                         13,172,459         13,976,101         13,605,996         13,985,269
                                                ==============     ==============     ==============     ==============

      Diluted                                       14,789,674         15,164,921         15,179,500         15,228,210
                                                ==============     ==============     ==============     ==============


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       4

                        ULTRAK, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                        NINE MONTHS       NINE MONTHS
                                                                            ENDED             ENDED
                                                                       SEPT. 30, 1998    SEPT. 30, 1997
                                                                       --------------    --------------

Cash flows from operating activities:
   Net income                                                          $    3,655,190         4,927,483
   Adjustments to reconcile net income to net cash used in
        operating activities:
        Depreciation and amortization                                       3,361,566         2,695,244
        Provision for losses on accounts receivable                           680,926           148,965
        Provision for inventory obsolescence                                  876,918           218,024
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                 (21,435,956)         (121,694)
            Inventories                                                    (4,061,095)       (5,524,136)
            Advances for inventory purchases                                4,671,168        (4,517,633)
            Prepaid expenses and other current assets                      (1,305,140)          613,245
            Noncurrent notes and other assets                               1,097,068         1,046,509
            Accounts payable                                                1,165,084        (4,173,671)
            Accrued and other current liabilities                           2,457,062        (3,412,488)
            Net assets of discontinued operations                           4,833,962          (464,267)
                                                                       --------------    --------------

                 Net cash used in operating activities                     (4,003,247)       (8,564,419)
                                                                       --------------    --------------

Cash flows from investing activities:
      Purchases of investments, net                                       (10,208,750)               --
      Purchases of property and equipment                                 (11,439,294)       (3,041,163)
      Acquisitions, net of cash acquired                                           --       (31,211,239)
      Net assets of discontinued operations                                 2,337,342        (3,071,024)
                                                                       --------------    --------------

                 Net cash used in investing activities                    (19,310,702)      (37,323,426)
                                                                       --------------    --------------

Cash flows from financing activities:
      Net borrowings on revolving line of credit                           32,600,000                --
      Decrease in restricted cash                                           2,773,440                --
      Issuance of common stock, net of issuance costs                         220,127            41,073
      Purchase of treasury stock                                          (15,099,184)       (4,280,003)
      Payment of preferred stock dividends                                    (87,908)          (87,908)
                                                                       --------------    --------------

                 Net cash provided by (used in) financing activities       20,406,475        (4,326,838)
                                                                       --------------    --------------

Effect of exchange rate changes on cash                                       (55,570)               --

Net decrease in cash and cash equivalents                                  (2,963,044)      (50,214,683)
                                                                       --------------    --------------

Cash and cash equivalents at beginning of the period                       14,099,684        71,810,707
                                                                       --------------    --------------
Cash and cash equivalents at end of the period                         $   11,136,640        21,596,024
                                                                       ==============    ==============

Supplemental schedule of noncash investing and financing:
      Acquisitions of businesses:
                 Assets acquired                                       $           --        55,910,802
                 Liabilities assumed                                               --       (10,956,377)
                 Common stock issued                                               --        (9,389,214)
                                                                       --------------    --------------
                                                                                   --        35,565,211
                 Less: cash acquired                                               --         4,353,972
                                                                       --------------    --------------
                                                                       $           --        31,211,239
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

Following is a reconciliation of basic and diluted earnings per share:



                                                For the Quarter Ended Sept. 30, 1998     For the Quarter Ended Sept. 30, 1997
                                               ---------------------------------------   ---------------------------------------
                                                    Net                     Per Share       Net                      Per Share
                                                  Income        Shares        Amount       Income        Shares       Amount
                                               -----------   -----------   -----------   -----------   -----------   -----------

Basis earnings per share:

Income allocable to common stockholders        $ 1,833,878    13,172,459   $       .14   $ 1,987,305    13,976,101   $       .14
                                                                           ===========                               ===========

Effect of Dilutive Securities:
   Contingently issuable shares                                  332,981                                   385,291
   Put options                                                   551,723                                     1,868
   Stock options                                                 325,529                                   394,680
   Convertible preferred stock                      29,302       406,981                      29,302       406,981
                                               -----------   -----------                 -----------   -----------

Diluted earnings per share                     $ 1,863,180    14,789,674   $       .13   $ 2,016,607    15,164,921   $       .13
                                               ===========   ===========   ===========   ===========   ===========   ===========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

2. Earnings Per Share, continued:




                                                  For the Nine Months Ended Sept. 30,       For the Nine Months Ended Sept. 30,
                                                                  1998                                     1997
                                                ---------------------------------------  ----------------------------------------
                                                   Net                      Per Share         Net                      Per Share
                                                  Income        Shares        Amount        Income         Shares       Amount
                                                -----------   -----------   -----------   -----------   -----------   -----------

Basis earnings per share:
Income allocable to common stockholders         $ 3,567,282    13,605,996   $       .26   $ 4,839,575    13,985,269   $       .35
                                                                            ===========                               ===========

Effect of Dilutive Securities:
   Contingently issuable shares                                   350,769                                   384,303
   Put options                                                    462,413                                       623
   Stock options                                                  353,341                                   451,034
   Convertible preferred stock                       87,908       406,981                      87,908       406,981
                                                -----------   -----------                 -----------   -----------

Diluted earnings per share                      $ 3,655,190    15,179,500   $       .24   $ 4,927,483    15,228,210   $       .32
                                                ===========   ===========   ===========   ===========   ===========   ===========

3. Comprehensive Income:

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this standard had no impact on net income or stockholders' equity, as reported. SFAS 130 requires the reporting of comprehensive income, which includes net income plus non-owner changes in equity including unrealized gains or losses on investments, the minimum pension liability adjustment and foreign currency translation. During the nine months ended September 30, 1998 and 1997, non-owner changes, comprised solely of changes in foreign currency translation, were $55,573 and $1,269,137 respectively.

4. Note Payable to Bank:

On December 1, 1997, the Company entered into a three-year unsecured credit facility with a bank. The credit facility provides up to $40.0 million in revolving credit with interest at prime minus .50% or LIBOR plus .60%-1.00%, payable quarterly. At the maturity of the revolving credit agreement in the year 2000, the principal balance converts to a fully amortizing four-year term loan. The credit agreement contains certain restrictive covenants and conditions, including maximum senior funded debt to cash flow and debt service coverage. The Company is required to pay a quarterly commitment fee of .062% beginning June 30, 1998. As of September 30, 1998, the Company had borrowings in the amount of $32.6 million outstanding under this facility.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)



5. Equity Put Options on Common Stock:

In conjunction with a stock repurchase program, during 1997 the Company sold equity put options covering 2,620,000 shares of its common stock for net proceeds before taxes to the Company of $4.5 million. As of September 30, 1998, 1,185,000 options remain outstanding and the Company's potential repurchase obligation under equity put options with net cash or physical settlement terms totaled $14.1 million at exercise prices ranging from $10.31 to $12.51 per share. The options are exercisable only at expiration and the remaining options expire from October 1998 through January 1999.

6. Sale of Subsidiary:

On August 5, 1998, the Company completed the sale of the stock of Dental Vision Direct, Inc. ("DVD"), a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental"). The consideration included approximately $3.0 million in cash, a $3.9 million short-term note and warrants to acquire 540,000 shares of American Dental common stock (which currently trades on NASDAQ under the symbol "ADLI"). A gain on the sale of approximately $78,000 has been recorded and all prior periods have been restated to reflect the discontinued operations.

The summarized unaudited results of the discontinued operations are as follows:



                                                 Three Months      Three Months       Nine Months        Nine Months
                                                    Ended              Ended             Ended              Ended
                                                Sept. 30, 1998    Sept. 30, 1997    Sept. 30, 1998     Sept. 30, 1997
                                                --------------    --------------    --------------    --------------

Net sales                                       $      793,711         1,703,481         5,181,161         4,472,027

Income (loss) before income taxes                     (336,581)         (136,764)         (685,421)         (612,392)

Income taxes                                          (114,438)          (46,093)         (233,043)         (206,994)

Income from operations, net of taxes                  (222,143)          (90,671)         (452,378)         (405,398)

Gain on disposal                                        77,946                --            77,946                --
                                                --------------    --------------    --------------    --------------

Discontinued operations, net of taxes           $     (144,197)          (90,671)         (374,432)         (405,398)

                                                ==============    ==============    ==============    ==============

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          For the Three Months ended September 30, 1998 compared to the
                      Three Months ended September 30, 1997

Results of Operations

For the three months ended September 30, 1998, net sales were $53,556,667, an increase of $4,558,963 (9%) over the same period in 1997. This increase for the three months ended September 30, 1998 was primarily due to internal growth from sales of new products and systems introduced during late 1997 and 1998 and increased volume of sales of existing CCTV products and systems to most of the markets served by the Company.

Cost of sales was $36,398,694, an increase of $2,623,454 (8%) over the same period in 1997. Gross profit margins on net sales increased to 32.0% for the three months ended September 30, 1998 from 31.1% for the same period in 1997. This increase in gross profit margin was due primarily to increased sales during the quarter of Enterprise Security Solutions ("ESS"), including the newly released Windows NT version of SAFEnet and the MAX 1000 video management system.

Marketing and sales expenses were $8,423,266, an increase of $1,166,691 (16%) over the same period in 1997. Marketing and sales expenses for the three months ended September 30, 1998 were 15.7% of net sales, up from 14.8% for the same period in 1997. This net increase was due to the effect of acquisitions during 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $4,426,471, a decrease of $37,372 (1%) over the same period in 1997. General and administrative expenses for the three months ended September 30, 1998 were 8.3% of net sales, down from 9.1% of net sales for the same period in 1997. This net decrease was a result of less hiring and selective employee terminations during the quarter and the Company's other efforts to reduce its general and administrative costs as a percentage of net sales.

Other income was $578,167, a decrease of $377,679 (40%) from the same period in 1997. This net decrease was primarily because of the Company's shift during mid 1997 to invest excess funds in marketable equity securities instead of interest bearing investments, the use of cash to fund the Company's stock repurchase program and acquisitions during 1997 and the resulting interest expense on bank borrowings during 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

          For the Nine Months ended September 30, 1998 compared to the
                      Nine Months ended September 30, 1997


Results of Operations

For the nine months ended September 30, 1998, net sales were $148,327,057, an increase of $17,541,626 (13%) over the same period in 1997. This increase for the nine months ended September 30, 1998 was due to the effect of the acquisitions entered into during 1997, internal growth from sales of new products and systems introduced during late 1997 and 1998 and increased volume of sales of existing CCTV products and systems to most of the markets served by the Company.

Cost of sales was $101,387,054, an increase of $11,852,137 (13%) over the same period in 1997. Gross profit margins on net sales increased to 31.6% for the nine months ended September 30, 1998 from 31.5% for the same period in 1997. This increase in gross profit margin was due to increased sales during the second and third quarter of ESS, including the newly released SAFEnet and the MAX 1000 video management system offset partially by the effects of competitive price pressures.

Marketing and sales expenses were $23,473,117, an increase of $3,755,257 (19%) over the same period in 1997. Marketing and sales expenses for the nine months ended September 30, 1998 were 15.8% of net sales, up from 15.1% for the same period in 1997. This net increase was due to the effect of acquisitions during 1997 and the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $14,059,003, an increase of $1,794,561 (15%) over the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998 were 9.5% of net sales, up from 9.4% of net sales for the same period in 1997. This slight net increase was a result of (i) the acquisitions during 1997, each of which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other existing operations, and (ii) the hiring during the first and second quarter of 1998 of additional research and development and administrative staff to support the growth in sales. The decrease in general and administrative expenses during the third quarter is the result of less hiring and selective employee terminations during the quarter and the Company's other efforts to reduce its general and administrative costs as a percentage of net sales.

Other income was $863,210, a net decrease of $1,022,524 (54%) from the same period in 1997. This decrease was primarily because of the Company's shift during mid 1997 to invest excess funds in marketable equity securities instead of interest bearing investments, the use of cash to fund the Company's stock repurchase program and acquisitions during 1997 and the resulting interest expense on bank borrowings during 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED



Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 1998 of approximately $2,963,000. Net cash used in operating activities for the period was approximately $4.0 million, primarily consisting of increases in accounts and notes receivable, inventories and prepaid expenses and other current assets offset partially by decreases in advances for inventory, noncurrent notes and other assets as well as increases in accounts payable and accrued and other current liabilities. Net cash used in investing activities was approximately $19.3 million consisting of purchases of property and equipment, primarily related to the worldwide SAP computer implementation and increases in its investment in Detection Systems, Inc. Cash provided by financing activities was approximately $20.4 million, consisting primarily of borrowings on its note payable to bank, offset by purchases of treasury stock and the payment of dividends on the Company's outstanding Series A Preferred Stock.

As of September 30, 1998, the Company had unused available revolving lines of credit under its bank facility totaling $7.4 million. The Company is in compliance with or had obtained waivers for all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the bank credit facility, proceeds from the sale of its DVD subsidiary and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1998



Part II: Other Information

     Item 1.   Legal Proceedings

               Not Applicable


     Item 2.   Changes in Securities

               Not Applicable


     Item 3.   Defaults Upon Senior Securities

               Not Applicable


     Item 4.   Submission of Matters to a Vote of Security Holders

               Not Applicable


     Item 5.   Other Information

               On August 5, 1998, the Company completed the sale of the stock of Dental Vision Direct, Inc. ("DVD"), a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental"). The consideration included approximately $3.0 million in cash, a $3.9 million short-term note and warrants to acquire 540,000 shares of American Dental common stock (which currently trades on NASDAQ under the symbol "ADLI").

     Item 6.   Exhibits and Reports on Form 8-K

               (a)    Exhibits filed with this report:

               Exhibit 27:   Financial Data Schedule

               (b) Reports on Form 8-K.

               None filed during the quarter ended September 30, 1998.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ULTRAK, INC.
                                  (Registrant)


Date: November 5, 1998            By:  /s/ Tim D. Torno
                                      ------------------------------------------
                                      Tim D. Torno, Vice President-Finance
                                      Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27            Financial Data Schedule