Form 10-K
period 1998-12-31
ULTRAK INC
filed 1999-03-23
CIK 318259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-9463

                                  ULTRAK, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                     75-2626358
              (State or other jurisdiction       (I.R.S. Employer
           of incorporation or organization)    Identification No.)




                1301 WATERS RIDGE DRIVE
                   LEWISVILLE, TEXAS                 75057
            (Address of principal executive       (Zip Code)
                       offices)

       Registrant's telephone number, including area code: (972) 353-6500

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 1999, was $113,038,000. As of that date, 14,703,138 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Ultrak, Inc. (the "Company" or "Ultrak") designs, manufactures, markets, sells and services innovative electronic products and systems for use in security and surveillance, industrial video and professional audio markets worldwide. These products and systems include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time lapse recorders, multiplexers, video transmission systems, access control systems, computerized observation and security systems, audio equipment and accessories. The Company has generated rapid growth with sales increasing from $1.8 million in 1987 to $195 million in 1998.

    It is the Company's objective to set new standards in quality, performance and value by providing single-source Enterprise Security Solutions to its customers in the form of integrated systems whereby all closed circuit television ("CCTV") components, alarms, access control, and badging as well as facility and alarm management functions and reporting are controlled from one single console. Integrated systems better serve the end user by improving their ease of operation, security, health/safety and loss prevention, and at the same time reducing maintenance and training costs. Ultrak's management believes that integrated systems provide customers maximum functionality at the lowest possible cost.

    The Company was incorporated in Colorado in 1980 and re-incorporated in Delaware in December 1995. In 1997, the Company built a 170,000 square foot warehouse and headquarters facility known as the Ultrak Worldwide Support Center located in the north Dallas suburb of Lewisville, Texas. Since January 1, 1998, the Company's new address is 1301 Waters Ridge Drive, Lewisville, Texas 75057 and its telephone number is (972) 353-6500.

    Ultrak operates sales, distribution and manufacturing locations worldwide. The Company has sales facilities in five U.S. cities, England, France, Germany, Italy, Singapore, Australia, and South Africa, as well as active representation through systems integrators in China and Brazil. The Company established a headquarters facility in Antwerp, Belgium in 1999 to coordinate efforts among its European operations. Customers are supported by twelve distribution centers worldwide and manufacturing facilities located in the United States, Germany, Australia and South Africa.

     Ultrak's products and systems include Enterprise Security Solutions and Standard Products.

ENTERPRISE SECURITY SOLUTIONS

    As the technology leader in the security and surveillance markets, Ultrak distinguishes itself from its competitors by providing Ultrak's Enterprise Security Solutions ("ESS") for manufacturing facilities, airports, office complexes, government agencies, hospitals, casinos, retail stores and other organizations that increasingly need integrated electronic security and surveillance systems that combine CCTV matrix switching, digital video transmission, access control and alarm management and communications. These products and systems also play an increasingly important role in traffic management and public safety applications.


    Included as part of ESS is the Company's DAVE (Duplex Analog Video Encoding) Technology system. Ultrak's proprietary DAVE Technology(TM) System 2000 is based on technology that provides complete and continuous video coverage using a large array of cameras connected by a single loop of coaxial cable. The Company sells these products and systems to distributors, dealers and systems integrators through its own field sales personnel. ESS are customized and scaled to meet the needs of all of the Company's customers regardless of the business size. It is the Company's strategy to develop and acquire a comprehensive line of products and integrated systems, build worldwide sales, service and support and provide single-source solutions to its customers.

STANDARD PRODUCTS

    The following Ultrak standard products are sold into the professional security and surveillance markets: cameras, lenses, domes and housings, monitors, time-lapse and digital recorders, ruggedized cameras, monitors and recorders for mobile video applications, digital processors (quads and multiplexers), switchers and video management systems, video transmission equipment, access control and facility management equipment.

    As CCTV becomes more affordable, small businesses and homeowners are installing video observation systems to replace or supplement conventional alarm systems. The consumer do-it-yourself security and surveillance market consists of those applications in which end users purchase security and surveillance systems and install the systems themselves in their small businesses or homes. Video products sold into this market are characterized by affordability, aesthetically appealing designs, ease of installation and maintenance and mobility. The typical consumer do-it-yourself market CCTV system can be wired or wireless and consists of a camera, a monitor, a switcher or quad processor and, optionally, a video recorder. These products are available in either black and white or color models. Consumer do-it-yourself CCTV products are sold through mass merchandisers, wholesale clubs, electronic retail stores, office and juvenile product superstores, as well as through retail catalogs.

    It is the Company's strategy to provide easy-to-install and easy-to-operate video products and systems that are "feature rich" and affordably priced. The Company is seeking to expand these product lines and introduce these, or similar products and systems into the European market. These products are marketed under the Exxis label at a certain wholesale club and under the Smart Choice and other labels at various retail outlets. The Company sells these products through a combination of its own sales force and manufacturer's representatives.

    The professional audio market includes public address equipment for office complexes, hotels, airports and retail stores. In addition, this market includes sound reinforcement systems for concert halls, churches, arenas and theaters. Ultrak produces and markets products for professional audio and sound reinforcement systems such as amplifiers, speakers, mixers, equalizers, microphones, CD players, turntables and accessories. The Company sells these systems through a direct sales force in France and other countries.

    Systems integrators, who assemble and sell equipment that incorporates video to manufacturers that in turn use this equipment in their production processes, typically purchase the Company's video products. Video cameras are used for machine vision, computer imaging, robotics, microscopy, high-speed inspection and high temperature furnace monitoring. Industrial video offers more precise assessment than human visual inspection, and can measure image parameters which are imperceptible to the human eye. These systems are also used to remotely monitor automated assembly lines to ensure that each process on the assembly line is accurately and completely performed. New industrial applications are emerging as new equipment is developed and as production automation levels increase.

    The Company's strategy with regard to the industrial video market is to strengthen customer loyalty by backing-up advanced products with technical expertise, a large variety of products and outstanding customer support. The Company uses a combination of its own sales force and manufacturer's representatives to sell these products to dealers and OEM accounts.

STRATEGY

    Ultrak's strategy is to develop and form relationships with its customers and to provide them with the high quality and performance products and systems they need and desire worldwide. Additionally, Ultrak's strategy is to provide product improvement that is driven by customer requirements and to build worldwide marketing capabilities to maximize market coverage and increase the time it takes to get its products to market. The Company seeks to implement this strategy through integration of products and security technology through ESS, superior customer service, highly focused sales and marketing, and value oriented products and systems, and expects to offer products, training and service support over the Internet beginning in the second half of 1999.

ACQUISITIONS

    Acquisitions have contributed significantly to the Company's recent growth. The Company believes that acquisitions are an effective way to obtain new CCTV and related products and integrated systems, add experienced personnel, access additional channels of distribution, expand into new geographic territories, diversify its customer base and improve operating efficiencies through economies of scale. As the security industry continues to consolidate, Ultrak will also continue to search for growth through acquisitions. During 1996, the Company completed three acquisitions and made a minority investment in one company (subsequently sold in 1997). During 1997, the Company completed five acquisitions, made a minority investment in one company and established an 80 percent-owned subsidiary in the Pacific Rim. During 1998-99, the Company completed two acquisitions, acquired the minority interest in its Pacific Rim subsidiary, sold one subsidiary to a third party and sold its minority investment in one company.

1996 ACQUISITIONS:

MAXPRO

    Effective July 1, 1996, Ultrak acquired approximately 75% of the outstanding stock of MAXPRO Systems Pty Ltd. ("MAXPRO") in exchange for approximately $8.2 million in cash and $900,000 in Ultrak Common Stock ("Common Stock") issuable over a two-year period ending August 1, 1998. On February 17, 1997, the Company acquired the remainder of the outstanding stock of MAXPRO for 175,000 shares of Common Stock valued at $3.1 million. MAXPRO, a manufacturer and distributor of CCTV products and systems based in Perth, Western Australia, added large-scale CCTV switching systems to the Company's product line and enabled the Company to enter several new target geographic and customer markets. MAXPRO's CCTV switching systems consist of sophisticated matrix video switching software that is coupled to a computer-controlled security input and output network. The systems allow a virtually unlimited number of input and output devices, including cameras, domes, VCRs and access control devices, to work together seamlessly.

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

    In September 1997, the Company sold its approximately 24% interest in Lenel and warrants for consideration comprised of a promissory note and cash totaling $3.1 million. The promissory note and accrued interest were paid in full when due.

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

1997 ACQUISITIONS:

Monitor Dynamics

    Effective February 1, 1997, the Company acquired Monitor Dynamics, Inc. ("MDI"), based in Rancho Cucamonga, California, which designs, manufactures, markets and sells high-end security and access control systems for a total of $26.1 million in cash. MDI's computer-based integrated security and access control systems are sold under the SAFEnet brandname and are used in very high-end government, defense, industrial, financial and commercial applications throughout the U.S. and Europe. MDI's systems are sold primarily through dealers and systems integrators. The acquisition of MDI provided the Company with high-end security and access control systems and products.

Intervision

    Effective March 1, 1997, the Company acquired all of the outstanding share capital of Intervision Express Limited ("Intervision"), based in Preston, England (near Manchester), a distributor of CCTV products for 500,000 British Pounds ($814,000) in promissory notes and 38,822 shares of restricted Common Stock valued at $719,000. Intervision sells primarily to small and medium-sized installing dealers and systems integrators. Intervision distributes products from manufacturers such as Dedicated Micros, Toa, Hitachi and Mitsubishi. The acquisition of Intervision gave the Company a presence in the United Kingdom market and continued the expansion of its European operations.

Videosys Group

    Effective April 1, 1997, the Company acquired the Videosys Group ("Videosys"), based near Venice, Italy, for total consideration of $8.37 million consisting of $5.55 million in cash and 160,000 shares of restricted Common Stock valued at $2.82 million. The Videosys Group designs, imports and distributes CCTV and related security products primarily in Italy, under the Videosys brand name. The Videosys Group sells primarily to installing dealers and systems integrators. The acquisition of the Videosys Group provided the Company with a significant presence in Italy's CCTV market.

Veravision

On April 1, 1997, the Company acquired all of the outstanding shares of capital stock of Veravision, Inc. ("Veravision"), based in San Clemente, California, which manufactures intra-oral camera products for use primarily in the dental market, for $150,000 in promissory notes, assumed debt of approximately $2.0 million and 10% of the outstanding shares of capital stock of Dental Vision Direct, Inc., a subsidiary of the Company, which shares are convertible into shares of restricted Common Stock using a formula set forth in the definitive agreement. Veravision, along with Dental Vision Direct, Inc., a 90% owned subsidiary, were both sold to a third party in August 1998. See 1998-99 Divestitures below.

Securion 24

In August 1997, the Company acquired 10% of the outstanding capital stock of Securion 24 Co., Ltd. ("Securion"), a privately held manufacturer and distributor of security products based near Tokyo, Japan, for total consideration of approximately $2.0 million in cash. The minority interest in Securion gave the Company access to the Japanese market by virtue of the Company's association with an established Japanese security company. In March 1999, the Company sold its interest in Securion. See 1998-99 Divestitures below.

Philtech

    Effective October 1, 1997, the Company acquired 100% of the outstanding capital stock of Philtech Electronic Services Limited ("Philtech"), a privately-held, South African based company, for total consideration of $600,000 in cash, $300,000 of which is payable over the three years following closing. Philtech is a designer, manufacturer and supplier of CCTV switching and control equipment based in Bezvalley near Johannesburg, South Africa. The acquisition of Philtech provided the Company a presence in the rapidly growing South African market.

Ultrak Asia Ltd.

    In November 1997, the Company established an 80% owned company in Singapore, Ultrak Asia Ltd. ("Ultrak Asia"), to further penetrate the Asian market with Ultrak products and systems.

1998-99 ACQUISITIONS:

Norbain France

    During February 1998, the Company acquired the net assets of Norbain France SARL, a French corporation wholly owned by Norbain PLC, a UK corporation, for assumption of the net liabilities of approximately $1.2 million.

Ultrak Asia Ltd

    In July 1998, the Company acquired the remaining 20% interest owned by a third party of Ultrak Asia for $30,000 in cash.

ABM Data Systems, Inc.

    On March 15, 1999, the Company acquired ABM Data Systems, Inc. ("ABM"), based in Austin, Texas, which develops, sells and services computer software for the alarm monitoring security industry, government agencies and proprietary customers and offers support for computer software targeted for the automated security monitoring markets, for 250,000 shares of Common Stock. ABM is a market leader in the alarm monitoring industry, selling its software products under the Phoenix brandname. ABM's products are sold primarily through dealers, systems integrators and to Fortune 500 companies for their proprietary command centers, major national banks, state governments, universities, hospitals and others. The acquisition of ABM provides the Company access to the high-end alarm monitoring market. In addition, ABM's alarm-monitoring module will be incorporated into Ultrak's ESS platform, which is expected to enhance value and make the system more unique.

1998-99 DIVESTITURES:

Veravision

    On August 5, 1998, the Company completed the sale of the stock of Dental Vision Direct, Inc. ("DVD"), a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental"). DVD owned all of the outstanding stock of Verasvision. The consideration included approximately $3.0 million in cash, a $3.9 million short-term note (which was subsequently paid in full) and warrants to acquire 540,000 shares of American Dental common stock (which currently trades on the NASDAQ under the symbol "ADLI"). In addition, the Company retained rights to receive the net proceeds from the outstanding trade accounts receivable and accounts payable at the date of closing. A gain on the sale of approximately $78,000 was recorded and all prior periods have been restated to reflect the discontinued operations.

Securion 24

    On March 3, 1999, the Company completed the sale of its 10% ownership of capital stock of Securion to Mr. Mutsuo Tananka for approximately $2.0 million in cash.

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

    In 1998, the Company began implementing an internal reorganization of its sales and marketing operations known as "Team Ultrak" which promotes a unified network of sales professionals that are highly customer focused. Under this new philosophy, product supply units, customer service units and technology units have been unified to provide the Company's sales force with the means to better serve customer needs. New sales teams have been established in strategic geographic locations in the U.S. and along product lines. This team approach has been identified as a means for integrating the sales aspects of various operations acquired by the Company since 1995 and to encourage cross selling of Ultrak products. Together with expansion of its sales force, the Company anticipates that this reorganization effort and the Company's focus on providing solution sales versus product sales will contribute substantially to the growth in sales during 1999 and beyond.

    The Company uses various brand names for products sold through each of its selling groups to maximize market penetration of each selling group, to minimize market channel conflicts and to differentiate products by features, applications and price. The Company's proprietary brand names, many of which are registered trademarks, include Ultrak, Diamond Electronics, MAXPRO, VideV Systems, Videosys, SAFEnet, Exxis, Smart Choice, BST, Industrial Vision Source and ESS. Approximately 87% of the products sold by the Company in 1998 carried Ultrak brand names, up from 85% in 1997 and 82% in 1996. The Company also sells brands such as Panasonic(R), Mitsubishi(R), and Sony(R).

    Ultrak began actively pursuing the international market in 1995. In 1995 and early 1996, Ultrak sold its products and systems in a number of countries including Mexico, Brazil, Argentina, England, France, Germany, Denmark, India, China, South Korea, Japan, The Philippines and Australia. Since the second quarter of 1996, the Company acquired MAXPRO (Australia), Bisset (France), VideV (Germany), Intervision (the UK), the Videosys Group (Italy), Philtech (South Africa), and established a distribution company in Singapore, which has substantially expanded the Company's presence internationally. See Note K to the Company's Consolidated Financial Statements with respect to business segments.

PRODUCT DESIGN AND DEVELOPMENT

    In addition to traditional research and development activities, Ultrak's engineering and product development staff worldwide works directly with its customers to design new products and product enhancements, and coordinates with its contract suppliers to manufacture certain Ultrak branded products. Ultrak has developed a highly competent engineering staff to work with its selling and marketing groups to develop new products and product line extensions that promptly respond to customer needs on a worldwide basis. Consequently, Ultrak believes that it can develop technologically superior products with customer-desired performance capabilities that address new applications at lower prices than competitive products. Increasingly, the Company's products are computer-based and software-driven to support the integration of technologies and functions into its customers' businesses.

    As of December 31, 1998, the Company had a full-time engineering staff of 79 employees compared to only four as of December 31, 1994. Because of the complex and highly specialized requirements of Ultrak products and systems, these employees are experienced in a wide range of engineering disciplines including charged-coupled device ("CCD") technology, analog and digital signal processing, CCTV management and switching technology, computer based access control technology, facility management technology and high speed dome technology. In addition, the Company's international contract manufacturers employ a number of engineers who are primarily dedicated to research and development efforts of products sold by Ultrak.

    In 1998, the Company introduced its DAVE Graphical User Interface (GUI). Simple to operate and simple to learn, the DAVE GUI makes in-store loss prevention personnel more efficient at locating, tracking and identifying shoplifting suspects. For enterprise-wide applications, the DAVE GUI provides touch screen control, intelligent video tracking and provides large retailers with revolutionary capabilities for improved loss prevention. The Company also introduced its computer-based SAFEnet-NT system, the Windows-NT(R) version of Ultrak's flagship line of integrated access control and security systems. At the core of the Company's ESS offerings, SAFEnet-NT provides a stable, flexible platform for the integration of new functions and technologies. 1998 also marked the start of a major development effort to redesign and streamline the SAFEnet field hardware. A new distributed architecture has been developed and initial hardware prototyped and demonstrated.

PRODUCTS AND SYSTEMS

    The Company's motto, "Quality Products That Make a Difference," encapsulates the Company's strategy of developing technologically advanced and cost-effective products and systems that are unique and solve customers' specific needs or problems. Through in-house product development, and with the product lines the Company has obtained through acquisitions, Ultrak offers a broad line of Ultrak branded products and systems. The Company's brand names include Ultrak, Diamond Electronics, MAXPRO, VideV Systems, Videosys, SAFEnet, Exxis, Smart Choice, BST, Industrial Vision Source and ESS. Approximately 87% of the products sold by the Company in 1998 carried Ultrak brand names. The Company continues to offer brands such as Panasonic, Mitsubishi, Dedicated Micros and Sony.

    The Company's products and systems include a broad line of cameras, lenses, high-speed dome and housings, monitors, time-lapse and digital recorders, digital processors, switchers and video management systems, the DAVE Technology(TM) system, video transmission equipment access control and facility management equipment, control matrix switching systems and accessories, professional audio products, video printers, patient education systems, video otoscopes and furnace viewing products.

OPERATIONS

    A critical element of the Company's operations is its management information systems. In early 1997, the Company selected SAP, a leading enterprise software system, for its domestic information needs. As of February 1998, the Company had successfully completed the SAP conversion process at its Lewisville, Texas Worldwide Support Center, as well as four other domestic facilities. By mid 2000, SAP will unite Ultrak and all of its domestic subsidiaries with a common inventory, sales and database management system. Via laptop computers, the Ultrak domestic sales team can easily communicate with the host system from any remote location. Internationally, the Company has selected "Exact", a multilingual, multicurrency and Euro compliant software for its European information needs. By the end of 1999, all of the Companies European operations will be live on the "Exact" software and will be linked together with a common inventory sales and financial system.

    Ultrak believes that one of the keys to its success is its commitment to be responsive and provide excellent service to its customers. Domestic orders are entered into the Company's Lewisville, Texas-based SAP computer system either directly by the customer through electronic data interchange, by traveling sales representatives using laptop computers or by in-house sales personnel. After the computer system performs an automated check of the customer's account and credit limit, the order is released to be shipped from available inventory at one of the six domestic stocking warehouse locations. Because the Company maintains domestically a relatively large inventory of products, it ships most items within 24 hours of receipt of the order. The Company's domestic stocking warehouse locations are Lewisville (Dallas), Texas; Broomfield (Denver), Colorado; Rancho Cucamonga (Ontario), California; San Diego, California; Ft. Lauderdale, Florida and Carroll (Columbus), Ohio. Approximately 71% of all domestic shipments are made from the Lewisville, Texas warehouse.

    With respect to Ultrak branded products produced by contract manufacturers, most of these products are made exclusively for the Company or there are limited or no competitive sales of such products in the areas served by the Company. The Company believes that its relationships with its contract suppliers are good. In most of these relationships, the Company believes that the relationship is as important to the supplier as it is to the Company. Thus, the Company believes that there is a strong, mutually advantageous basis for the trading relationship to continue and grow. See Note G to the Company's Consolidated Financial Statements with regard to Major Customers and Suppliers.

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

    When goods are delivered to Ultrak, a random sampling quality assurance procedure is performed. Selected units are verified for functionality, proper packaging, labeling and documentation. The Company's primary contract manufacturer as well as VideV in Germany are ISO9001 certified. The quality assurance procedures in the Company's Ohio plant and California facility comply with ISO9001 specifications.

BACKLOG

    As of December 31, 1998 and 1997, the Company had approximately $13.1 million and $12.3 million respectively, in order backlog which it considered to be firm. Because purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. Since the Company ships most products within 24 hours of receipt of the order, the Company believes that backlog is not a significant measurement of the Company's financial position.

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

COMPETITION

    The Company faces substantial competition in each of its markets. Significant competitive factors in the Company's markets include price, quality and product performance, breadth of product line and customer service and support. Some of the Company's existing and potential competitors have substantially greater financial, manufacturing, marketing and other resources than the Company. To compete successfully, the Company must continue to make substantial investments in its engineering and development, marketing, sales, customer service and support activities. There can be no assurance that competitors will not develop products that offer price or performance features superior the Company's products.

    The Company considers its major competitors to be the CCTV and access control operations of Sensormatic Electronics Corporation, Burle (part of Philips Communication & Security Systems, Inc.), Panasonic, Pelco, Vicon Industries, Inc. and Cassi Rusco.

EMPLOYEES

    As of December 31, 1998, the Company had 710 full-time employees employed worldwide at 15 primary locations and 12 field sales offices, of which 266 were sales and sales support personnel, 169 were warehouse/manufacturing personnel, 79 were technical/service personnel, 79 were engineering and product development personnel and 117 were administrative and managerial personnel.

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

    The Company has a formal employee partnership philosophy that the Company believes contributes significantly to its success. During periodic "partners' meetings," all employee-partners are informed about the state of the Company and key events that took place during the preceding months and given the opportunity to ask questions, make suggestions and comment.

    The Company's employee partnership philosophy statement is as follows:

    Ultrak's partnership philosophy is at the core of our business and extends to our customers, suppliers and employee-partners. Each employee-partner pitches in to get the job done, is encouraged to grow both professionally and personally, is recognized for individual achievement, and works in a cheerful and friendly team environment. There is no room for prima donnas or hierarchies. All employee-partners share in the Company's profits. Ultrak extends its partnership philosophy to its suppliers and customers as well.

ITEM 2.  PROPERTIES

    The Company moved to its new Worldwide Support Center in January 1998. The facility is comprised of approximately 170,000 square feet of leased office and warehouse space located on 14 acres of land in Lewisville, Texas, pursuant to a lease with an initial term expiring in April 2003. There is adequate available space on the premises for expansion of the Worldwide Support Center if such expansion is deemed necessary. At the conclusion of the initial lease term, the Company has an option to acquire the facility. The Company also leases additional office/distribution warehouse space in Fort Lauderdale, Florida; Westminster, Colorado; Las Vegas, Nevada; San Diego, California; Paris, France; Preston (Manchester), England; Antwerp, Belgium; San Vendemiano (Venice), Italy; Dusseldorf, Germany; Sydney, Australia; Kengray, South Africa and Singapore.

    The Company owns its 72,000 square foot manufacturing facility in Carroll (Columbus), Ohio and leases its manufacturing facilities in Rancho Cucamonga, California and Perth, Western Australia. The Company believes that its manufacturing facilities are adequate to meet the Company's present and anticipated manufacturing needs for products that it currently manufactures.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not aware of any pending or threatened legal proceedings to which the Company is or may be a party, which may have a materially adverse impact on the Company. The Company knows of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1998.

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

                                          HIGH              LOW
                                        --------          --------
        1998
           First quarter.........       $  10.00          $   8.13
           Second quarter........          10.00              8.38
           Third quarter.........           9.13              6.69
           Fourth quarter........           8.75              6.88

        1997
           First quarter.........       $  31.50          $  17.63
           Second quarter........          17.13              8.56
           Third quarter.........          12.75              8.50
           Fourth quarter........          13.13              9.13

    As of February 28, 1999, there were approximately 1,300 holders of record of the Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

    On March 31, 1998, the Company issued 53,794 shares of Common Stock to the former owners of VideV (residents of Germany) as deferred consideration for the acquisition of VideV. The share price used for such issuance was $10.33 per share. Exemption from registration was claimed under Section 4(2) of the Act.

    On September 30, 1998 the Company issued 68,571 shares of Common Stock to the former owners of MAXPRO (residents of Australia) as deferred consideration for the acquisition of MAXPRO. The share price used for such issuance was $8.75 per share. Exemption from registration was claimed under Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data for the Company as of and for the five fiscal years ended December 31, 1998, have been derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected consolidated financial data includes the effects of businesses acquired in 1994, 1995, 1996, 1997 and 1998. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes which are included elsewhere herein. The Company has pursued an aggressive growth strategy and, as a result, the following selected consolidated financial date may not be comparable.

                                                                                    YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
                                                                                      (In Thousands)

INCOME STATEMENT DATA:                                      1994            1995           1996            1997            1998
                                                         ----------      ----------     ----------      ----------      ----------
Net sales............................................    $   73,206      $   92,161     $  126,539      $  174,902      $  195,223
Cost of sales........................................        55,459          69,710         88,714         120,883         131,677
                                                         ----------      ----------     ----------      ----------      ----------
Gross profit.........................................        17,747          22,451         37,825          54,019          63,546

Marketing and sales expenses.........................         8,272          10,811         15,548          26,706          30,909
General and administrative expenses..................         2,686           4,652          8,871          19,130          19,885
Depreciation and amortization........................           447             891          1,436           3,971           4,667
Special charges......................................            --              --             --           3,122              --
                                                         ----------      ----------     ----------      ----------      ----------
      Total operating expenses.......................        11,405          16,354         25,855          52,929          55,461
                                                         ----------      ----------     ----------      ----------      ----------

Operating profit.....................................         6,342           6,097         11,970           1,090           8,085
Other expense (income)...............................           247           1,899            214          (2,953)           (461)
                                                         ----------      ----------     ----------      ----------      ----------

Income from continuing  operations  before income
      Taxes..........................................         6,095           4,198         11,756           4,043           8,546
Inomes taxes.........................................         2,141           1,526          4,004           1,726           3,589
                                                         ----------      ----------     ----------      ----------      ----------

Income from continuing operations....................         3,954           2,672          7,752           2,317           4,957
Income (loss) from discontinued operations...........        (1,354)             23           (153)             84          (1,402)
                                                         ----------      ----------     ----------      ----------      ----------

      Net income.....................................         2,600           2,695          7,599           2,401           3,555

Dividend requirements on preferred stock.............           117             117            117             117             117
                                                         ----------      ----------     ----------      ----------      ----------
Net income allocable to common stockholders..........    $    2,483      $    2,578     $    7,482      $    2,284      $    3,438
                                                         ==========      ==========     ==========      ==========      ==========

Weighted average shares outstanding - basic..........         6,542           6,870          9,486          13,970          13,255

Income per common share from continuing
      Operations - basic.............................    $     0.41      $     0.38     $     0.79      $     0.16      $     0.37
                                                         ==========      ==========     ==========      ==========      ==========

Net income per common share - basic..................    $     0.38      $     0.38     $     0.79      $     0.16      $     0.26
                                                         ==========      ==========     ==========      ==========      ==========

                                                                                   AS OF DECEMBER 31,
                                                         ----------------------------------------------------------------------
                                                                                     (In Thousands)


BALANCE SHEET DATA:                                         1994           1995           1996            1997          1998
                                                         ----------     ----------     ----------     ----------     ----------
Working capital...............................           $    5,676     $    9,880     $  119,163     $   94,064     $   90,192
Total Assets..................................               36,353         52,955        172,578        185,256        196,626
Short-term debt...............................               18,244         24,482             --             --             --
Long-term debt................................                   --          1,535             --             --         37,500
Stockholder's equity and equity put options...               10,070         16,497        155,961        163,198        140,030

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The consolidated financial statements include the accounts of Ultrak and its ten consolidated subsidiaries. The Company is further organized in the U.S. into separate selling divisions; all supported by common administrative functions such as credit, accounting, payroll, purchasing, warehousing, training and computer support services. All significant intercompany balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

    The Company has experienced substantial growth in recent years. Net sales have grown from $1.8 million in 1987 to $195.2 million in 1998. Increases in net sales have come from increased volume of sales of existing products and systems to all of the markets served by the Company, introduction and sales of new products and systems, creation of new selling groups to focus on new markets and acquisitions of businesses in the security and surveillance and access control industries.

    During 1995, the Company completed three acquisitions. The largest company acquired was Diamond, a manufacturer of CCTV security and surveillance systems used by large retailers, of traffic management systems used by municipalities and of industrial systems used in hazardous settings. The transaction was accounted for as a purchase and the operations have been included in the Company's financial statements since July 1, 1995.

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

    In 1997, the Company completed five acquisitions and made a minority investment in a sixth company. Effective February 1, 1997, Ultrak acquired all of the outstanding stock of MDI, a manufacturer of security and access control systems based in Rancho Cucamonga, California. Effective March 1, 1997, the Company acquired all of the outstanding stock of Intervision, a distributor of CCTV products and systems based in England. Effective April 1, 1997, Ultrak acquired all of the outstanding stock of the Videosys Group, a distributor of CCTV and security products and systems based in Italy. Also effective April 1, 1997, the Company acquired all of the outstanding stock of Veravision, a manufacturer of intraoral dental camera products based in San Clemente, California. Effective October 1, 1997, the Company acquired all of the outstanding stock of Philtech, a manufacturer and distributor of CCTV switching and control equipment based in South Africa. Effective November 1997, the Company established an 80% owned company in Singapore. All of these transactions were accounted for as purchases and the operations have been included in the Company's financial statements since the dates of acquisition.

    In 1998, the Company made one acquisition and acquired the 20% minority interest in its Singapore operation. As of February 1, 1998, the Company acquired the net assets of Norbain-France, a distributor of CCTV products based in Paris, France. Effective August 1, 1998, the Company sold its 90% owned subsidiary, DVD, to a third party.

    In March 1999, the Company acquired all of the outstanding stock of ABM, a company that develops and sells computer software for the alarm monitoring security industry.

    Product sales are recorded when goods are shipped to the customer. Most of the Company's sales are made to its domestic customers on Net 30 or Net 60 day credit terms after a credit review has been performed to establish creditworthiness and to determine an appropriate credit line. The Company's international sales are made under varying terms depending upon the creditworthiness of the customer, and include the use of letters of credit, payment in advance of shipment or open trade terms. Sales to one customer accounted for approximately 17% of total sales during 1998 and 12% of total sales during 1996 and 1997.

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

    General and administrative expenses include costs of all corporate and general administrative functions that support the existing selling divisions as well as provides the infrastructure for future growth. General and administrative expenses consist primarily of salaries and related benefits of executive, administrative, operations and engineering, research and development personnel, legal, audit and other professional fees, supplies, other engineering costs and travel-related costs. During 1996, 1997 and 1998 the Company added new corporate management in several areas to help facilitate and manage its growth.

    Engineering, research and product development costs are included in general and administrative expenses and consist primarily of salaries, overhead and material costs associated with the development of new products offered by the Company. All such R&D costs have been expensed when incurred. During the year ended December 31, 1998, the Company capitalized approximately $1.0 million in software development costs in accordance with FASB #86 primarily pertaining to its Safenet NT software and its ESS software development projects. The Company's investment in engineering, research and software developments increased significantly during 1996, and have continued to increase on an absolute basis in 1997 and 1998.

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

    A substantial portion of the Company's purchases and sales are derived from operations outside the United States. Since the revenues and expenses of the Company's foreign operations are generally denominated in local currency, exchange rate fluctuations between local currencies and the dollar subject the Company to currency exchange risks with respect to the results of its foreign operations. Therefore, the Company is subject to these risks to the extent that it is unable to denominate its purchases or sales in dollars or otherwise shift to its customers or suppliers the effects of currency exchange rate fluctuations. Such fluctuations in exchange rates could have a material adverse effect on the Company's results of operations. The Company did not have foreign exchange forward or currency option contracts outstanding at December 31, 1998.

    The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales represented by certain items in the Company's consolidated summary of income for the indicated periods.

                                                  YEARS ENDED DECEMBER 31,
                                             --------------------------------

                                              1996         1997         1998
                                             ------       ------       ------
Net sales                                     100.0%       100.0%       100.0%

Cost of sales                                  70.1         69.1         67.4
                                             ------       ------       ------
Gross profit                                   29.9         30.9         32.6
                                             ------       ------       ------

Marketing and sales expenses                   12.3         15.3         15.8
General and administrative expenses             7.0         10.9         10.2
Depreciation and amortization                   1.1          2.3          2.4
Special charges                                  --          1.8           --
                                             ------       ------       ------
        Total operating expenses               20.4         30.3         28.4
                                             ------       ------       ------
Operating profit                                9.5           .6          4.2

Other expense (income)                           .2         (1.7)         (.2)
                                             ------       ------       ------
Income from continuing  operations
before income taxes                             9.3          2.3          4.4
Income taxes                                    3.2          1.0          1.8
                                             ------       ------       ------
Income from continuing operations               6.1          1.3          2.6%
Discontinued operations,
net of tax effects                              (.1)          .1          (.8)
                                             ------       ------       ------

Net income                                      6.0%         1.4%         1.8%
                                             ======       ======       ======


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    For the year ended December 31, 1998, net sales were $195.2 million, an increase of $20.3 million (12%) over 1997. This increase was due to the effect of the acquisitions during 1997, sales of new products introduced during late 1997 and 1998 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

    Cost of sales were $131.7 million for 1998, an increase of $10.8 million (9%) over 1997. Gross profit margins increased to 32.6% in 1998 from 30.9% in 1997. This increase was due to the continued increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products and somewhat higher margins earned on ESS and other new products introduced during late 1997 and 1998.

    Marketing and sales expenses were $30.9 million for 1998, an increase of $4.2 million (16%) over 1997. Marketing and sales expenses for 1998 were 15.8% of net sales, up from 15.3% in 1997. This increase was due to the effect of hiring additional sales, sales support and marketing personnel in conjunction with new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

    General and administrative expenses were $19.9 million for 1998, an increase of $.8 million (4%) over 1997. General and administrative expenses for 1998 were 10.2% of net sales, down from 10.9% of net sales in 1997. This decrease was a result of less hiring and selective employee terminations later in the year and the Company's efforts to reduce its general and administrative costs as a percentage of sales. Depreciation and amortization expenses were $4.7 million for 1997, an increase of $.7 million (18%) over 1997. Depreciation and amortization expenses for 1998 were 2.4% of net sales, slightly up from 2.3% of net sales in 1997.

    Other income was approximately $.5 million for 1998, a decrease of $2.5 million from 1997. This decrease was due to the Company's shift during mid 1997 to invest excess funds in marketable equity securities (including the investment in Detection Systems, Inc.) instead of interest bearing investments, the use of cash to fund the Company's stock repurchase program and the increase in expense on bank borrowings during 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

    For the year ended December 31, 1997, net sales were $174.9 million, an increase of $48.3 million (38%) over 1996. This increase was due to the effect of new acquisitions during 1996 and 1997, sales of new products introduced during late 1996 and 1997 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

    Cost of sales were $120.9 million for 1997, an increase of $32.1 million (36%) over 1996, including approximately $1.0 million in provisions for excess and obsolete inventory. Gross profit margins increased to 30.9% (to 31.5% excluding the special provisions for excess and obsolete inventory) in 1996 from 29.9% in 1996. This increase was due to the continued increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products, the effect of certain acquisitions (the manufactured products of which carry higher gross profit margins than other products sold by the Company) and somewhat higher margins earned on new products introduced during late 1996 and 1997.

    Marketing and sales expenses were $26.7 million for 1997, an increase of $11.1 million (72%) over 1996. Marketing and sales expenses for 1997 were 15.3% of net sales, up from 12.3% in 1996. This increase was due to the effect of acquisitions during late 1996 and 1997 and the effect in 1997 of hiring additional sales, sales support and marketing personnel in conjunction with new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

    General and administrative expenses were $19.1 million for 1997, an increase of $10.2 million (116%) over 1996, including $1.0 million in increases in reserves for accounts receivable and other assets. General and administrative expenses for 1997 were 10.9% (10.3% excluding the special reserves for accounts receivable and other assets) of net sales, up from 7.0% of net sales in 1996. This increase was a result of (i) the acquisitions in late 1996 and 1997, which maintain certain separate administrative functions and have greater research and development costs, as a percentage of net sales, than Ultrak's other operations and (ii) the hiring of additional research and development and administrative staff to support the anticipated growth in sales.

    Depreciation and amortization expenses were $4.0 million for 1997, an increase of $2.5 million (176%) over 1996. Depreciation and amortization expenses for 1997 were 2.3% of net sales, up from 1.1% of net sales in 1996. This increase was a result of substantially increased goodwill amortization related to the acquisitions in late 1996 and 1997 and increased property and equipment.

    Special charges were $3.1 million for 1997, representing 1.8% of net sales for 1997. Special charges consisted of (i) the write-off of computer hardware and software made obsolete by the implementation of new software, (ii) the cost of moving to a new headquarters building including the write-off of leasehold improvements and other abandonment costs and (iii) implementation costs related to new software through December 1997.

    Other income was approximately $3.0 million for 1997, an increase of $3.2 million from 1996. This increase was due primarily to interest income and gain on sale of investments, offset partially by $697,055 in nonrecurring costs of a terminated merger.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a net decrease in cash and cash equivalents for 1998 of approximately $9.6 million. Net cash used in operating activities for the year was approximately $695,000, primarily consisting of increases in accounts and notes receivable, inventories and prepaid expenses and other current assets; decreases in accounts payable offset partially by decreases in advances for inventory purchases; and, increases in accrued and other current liabilities. Net cash used in investing activities was approximately $25.7 million consisting of cash payments for purchases of property and equipment, primarily related to the domestic SAP computer implementation and increases in purchases of investments, offset partially by proceeds from sale of a discontinued operation. Cash provided by financing activities was approximately $13.8 million consisting primarily of borrowings on its revolving line of credit, offset by the purchase of approximately $ 27.6 million in treasury stock and the payment of dividends on the Series A Preferred Stock.

    On February 16, 1999, the Company entered into a new three-year credit facility with two banks. The credit facility provides for combined borrowings up to $50.0 million, comprised of a $20.0 million term facility and a $30.0 million revolving line of credit facility. Principal payments on the $20.0 million term facility in the quarterly amount of $833,333 commence in April 2000. Interest is payable quarterly at prime or LIBOR plus a range of .75% to 1.25%, depending on the leverage ratio, as defined, for the quarter. The combined credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The Company pays a quarterly unused fee of .125% to .25%, depending on the leverage ratio for the quarter.

As of December 31, 1998, the Company was in violation of a certain financial covenant of it's previous $40.0 million credit facility. The Company obtained a waiver from the previous bank on January 15, 1999 and the amount outstanding with the previous bank was paid in full with borrowings from the new $50.0 million credit facility on February 17, 1999.

    The Company believes that internally generated funds, available borrowings under the new credit facility and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

DERIVATIVE FINANCIAL INSTRUMENTS

    During 1997, the Company sold equity put options covering 2.6 million shares. As of December 31, 1998, one equity put option remained outstanding and the Company has recorded on the balance sheet its potential repurchase obligation related to the put option totaling $1.6 million at its exercise price of $12.51 per share. The single remaining put option was exercised on January 13, 1999 with the Company purchasing 125,000 shares of its Common Stock.

YEAR 2000 COSTS

    The Company is aware of certain issues associated with the programming code in certain of its existing computer hardware and software systems as the millennium (Year 2000) approaches. The Company has designed and tested the most current versions of its products to be year 2000 compliant. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in the Company's products that may result in material costs to the Company.

    The Year 2000 issue is pervasive and complex, as virtually every computer operation in certain of its international subsidiaries could be affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. With respect to its internal systems, the Company is in the process of implementing a multi-lingual and multi-currency enterprise software at all of Ultrak's facilities worldwide. As of August 1998, the Company had successfully completed the conversion process to SAP at its Worldwide Service and Support Center, as well as four other domestic facilities. SAP's software and all associated third party applications are represented to be Year 2000 compliant. The Company's Ohio manufacturing facility will not be converted to SAP in 1999, but its existing business systems will be upgraded to a Year 2000 compliant version by December 1999. The Company began its European implementation in early March 1999 using "Exact" software, a European multilingual, multi-currency Y2K and Euro compliant software. For all European systems that are currently not Year 2000 compliant, the Company will address and convert those computer systems first in its implementation plan which should be completed by December 1999. During the years ended December 31, 1998 and 1997, the Company incurred approximately $6.3 million and $1.6 million respectively related to its implementation of SAP in the U.S. It is expected that the remaining phases of the "Exact" implementation will additionally cost approximately $800,000, which will be incurred primarily in 1999. Such costs are expected to be capitalized and amortized over the estimated useful life of the software.

    Based upon the expected timely completion of its conversion to SAP and its discussions with its primary suppliers and vendors, the Company does not believe that the Year 2000 issues will have a material impact on the financial position, results of operations or cash flows of the Company. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in the Company's internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

INFLATION

    During the years ended December 31, 1998, 1997 and 1996, the cost of property and equipment, lease expense and salaries and wages increased modestly. The increases have not had a material impact on the Company's results of operations during any of the periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes. The Company is exposed to market risk from changes in foreign currency exchange rates, interest rates, and investment prices, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

Foreign exchange

    The Company has foreign-based operations, primarily in Western Europe, which accounted for 34% of 1998 net sales. The Company issues intercompany loans to its foreign subsidiaries denominated in U.S. dollars, exposing the foreign subsidiaries to the effect of changes in spot exchange rates of their local currency relative to the U.S. dollar. In addition, many of the foreign-based operations make sales to customers denominated in different currencies, which carry minimal market risk because the transactions normally settle quickly. The Company does not regularly use forward-exchange contracts to hedge these exposures. Based on the Company's foreign currency exchange rate exposure for intercompany borrowings of approximately $15.4 million at December 31, 1998, a 10% adverse change in currency rates would create an additional comprehensive loss of approximately $1.5 million.

Interest rates

    The Company's credit arrangements expose it to fluctuations in interest rates. At December 31, 1998, the Company had $37.5 million outstanding under its revolving line of credit, which provided for interest to be paid quarterly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each quarter. Based upon the interest rates and borrowings at December 31, 1998, a 10% increase in interest rates would not materially affect the Company's financial position, annual results of operations, or cash flows.

Investments

    The Company is exposed to fluctuations in the stock prices of investment in its available for sale portfolio. Market fluctuations would affect the carrying value of investments. Based upon the holdings at December 31, 1998, a 10% decrease in market value would not materially affect the Company's financial position, annual results of operations, or cash flows.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's proxy statement for its 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission on or about April 23, 1999. See also the list of the Company's executive officers and related information under "Directors and Executive Officers" in Part I thereof.

ITEM 11. EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Executive Compensation and Other Information" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the caption "Security Ownership of Principal Stockholders and Management" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Executive Compensation and Other Information - Certain Transactions" in the 1999 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement Schedules filed as part of this Annual Report on Form 10-K.

    Financial Statements:

                  Report of Independent Certified Public Accountants.

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

    (b) Reports on Form 8-K

        A Current Report on Form 8-K was filed with the Securities and Exchange Commission on March 18, 1999 reporting the ABM Data Systems, Inc. acquisition and the resignation of James D. Pritchett, President, Chief Operating Officer and a director of the Company.

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

         10.8 Stock Purchase Agreement dated August 7, 1996 among Chris Davies, Kim Rhodes, Scott Rhodes, Rhodes Davies & Associates Pty Ltd. and the Company (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 23, 1996)

        10.09 Stock Purchase Agreement dated September 26, 1996 among Maurice Scetbon, Monda, S.A., Frida, S.A., the Company and Ultrak Holdings Limited (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 11, 1996)

         10.10 Purchase Agreement of German GmbH Share Capital, dated December 16, 1996, among all of the shareholders of VideV GmbH, Ultrak and Ultrak Holdings Limited (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated December 31,
                  1996)

         10.11 Agreement and Plan of Merger dated February 10, 1997 among Monitor Dynamics, Inc., all of the shareholders of Monitor Dynamics, Inc., Ultrak, Inc. and MDI Acquisition Corp. (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated March 5, 1997)

         10.12 Amended and Restated Loan Agreement, dated effective as of December 11, 1997, among Ultrak, Inc., Dental Vision Direct, Inc., Diamond Electronics, Inc., Monitor Dynamics, Inc., Ultrak Operating, L.P. and NationsBank of Texas, N.A. (filed as Exhibit 1 to the Company's current Annual Report on Form 10-K for the year ended December 31, 1997)

         *10.13 Credit Agreement, dated as of February 16, 1998, among Ultrak, Inc., Bank One, Texas, N.A. and Certain Lenders

         *10.14 Stock Purchase Agreement dated August 5, 1998, between the Company and American Dental Technologies, Inc.

         *10.15 Stock Sale Agreement dated February 23, 1999 between the Company and Mutsuo Tanaka

         *10.16 Employment Agreement, dated January 1, 1998, between the Company and Ted Wlazlowski

         *21.1    Subsidiaries of the Company

         *27.1    Financial Data Schedule

----------

* Exhibits 10.13, 10.14, 10.15, 10.16, 21.1 and 27.1 are filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 1999

                                    ULTRAK, INC.

                                    By   /s/ George K. Broady
                                         ------------------------------------
                                         George K. Broady
                                         Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      NAME                                        TITLE                                           DATE
              /s/George K. Broady                     Chairman of the Board and Chief                          March 23, 1999
------------------------------------------------      Executive Officer
               George K. Broady                       (Principal Executive Officer)


               /s/ Tim D. Torno                       Vice President-Finance, Secretary,                       March 23, 1999
------------------------------------------------      Treasurer and Chief Financial Officer
                 Tim D. Torno                         (Principal Financial and Accounting
                                                      Officer)


              /s/ William C. Lee                      Director                                                 March 23, 1999
------------------------------------------------
                William C. Lee


              /s/ Charles C. Neal                     Director                                                 March 23, 1999
------------------------------------------------
                Charles C. Neal


              /s/ Roland Scetbon                      Director                                                 March 23, 1999
                Roland Scetbon


             /s/ Robert F. Sexton                     Director                                                 March 23, 1999
------------------------------------------------
               Robert F. Sexton

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Ultrak, Inc.


We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Dallas, Texas
February 13, 1999

                          ULTRAK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,




                          ASSETS                                                          1998             1997
                                                                                     ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                                        $  4,480,721      $ 14,099,684
    Restricted cash                                                                             -         3,949,690
    Investments                                                                         3,473,563                 -
    Trade accounts receivable, less allowance for doubtful
       accounts of $1,657,549 and $1,741,920 at
       December 31, 1998 and 1997, respectively                                        37,404,380        27,884,538
    Inventories, net                                                                   46,021,960        38,103,235
    Advances for inventory purchases                                                    4,878,853        11,420,009
    Prepaid expenses and other current assets                                           5,491,298         5,016,671
    Deferred income taxes                                                               2,956,259         3,763,463
    Net current assets of discontinued operations                                       3,486,181        11,491,648
                                                                                      -----------      ------------

                 Total current assets                                                 108,193,215       115,728,938


PROPERTY, PLANT AND EQUIPMENT, at cost                                                 20,654,541         8,838,063
    Less accumulated depreciation and amortization                                     (5,122,470)       (3,108,642)
                                                                                      -----------      ------------
                                                                                       15,532,071         5,729,421

OTHER ASSETS
    Goodwill, net of accumulated amortization of $4,767,601
       and $2,621,070 at December 31, 1998 and 1997,
       respectively                                                                    54,861,332        55,765,438
    Investment in Detection Systems, Inc.                                              12,702,909                 -
    Software development cost, less accumulated amortization
       of $435,833 at December 31, 1998                                                 1,014,678                 -
    Net non-current assets of discontinued operations                                     311,050         2,373,087
    Other                                                                               4,010,740         5,659,292
                                                                                      -----------      ------------
                                                                                       72,900,709        63,797,817
                                                                                      -----------      ------------
                 Total assets                                                        $196,625,995      $185,256,176
                                                                                     ============      ============

                          ULTRAK, INC. AND SUBSIDIARIES

                                  December 31,




       LIABILITIES AND STOCKHOLDERS' EQUITY                                     1998               1997
                                                                            -------------      -------------
CURRENT LIABILITIES
    Accounts payable - trade                                                $   8,368,265      $  12,884,369
    Accrued expenses                                                            5,791,205          3,749,513
    Other current liabilities                                                   3,842,050          5,031,204
                                                                            -------------      -------------

                 Total current liabilities                                     18,001,520         21,665,086

LINE OF CREDIT                                                                 37,500,000               --

DEFERRED INCOME TAXES                                                           1,094,065            392,686

COMMITMENTS AND CONTINGENCIES                                                        --                 --

EQUITY PUT OPTIONS ON COMMON STOCK                                              1,563,563         28,364,000

STOCKHOLDERS' EQUITY
    Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
       195,351 shares authorized, issued and outstanding                          976,755            976,755
    Common stock, $.01 par value; 20,000,000 shares authorized;
       14,703,138 and 14,445,741 shares issued and outstanding at
       December 31, 1998 and 1997, respectively                                   147,031            144,457
    Deferred issuance of common stock related to companies acquired -
       50,819 shares at December 31, 1997                                            --                  508
    Additional paid-in capital                                                153,333,593        126,414,327
    Retained earnings                                                          17,130,398         13,692,732
    Accumulated other comprehensive loss                                         (967,488)        (1,868,304)
    Treasury stock, at cost (2,987,950 and 432,850 shares
       at December 31, 1998 and 1997, respectively)                           (32,153,442)        (4,526,071)
                                                                            -------------      -------------

                 Total stockholders' equity                                   138,466,847        134,834,404
                                                                            -------------      -------------

                 Total liabilities and stockholders' equity                 $ 196,625,995      $ 185,256,176
                                                                            =============      =============


        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,




                                                            1998               1997               1996
                                                        -------------      -------------      -------------
Net sales                                               $ 195,222,550      $ 174,902,001      $ 126,538,635
Cost of sales                                             131,676,673        120,882,700         88,714,342
                                                        -------------      -------------      -------------

                  Gross profit                             63,545,877         54,019,301         37,824,293

Other operating costs:
    Marketing and sales                                    30,909,127         26,705,668         15,547,496
    General and administrative                             19,885,071         19,130,365          8,871,257
    Depreciation and goodwill amortization                  4,666,508          3,971,114          1,436,374
    Special charges                                              --            3,122,000               --
                                                        -------------      -------------      -------------
                                                           55,460,706         52,929,147         25,855,127
                                                        -------------      -------------      -------------

                  Operating profit                          8,085,171          1,090,154         11,969,166

Other income (expense):
    Interest expense                                       (1,373,941)          (154,965)        (1,066,651)
    Interest income                                           412,383          1,853,639            628,178
    Cost of terminated merger                                    --             (697,055)              --
    Gain on sale of investments                               675,000          1,694,664               --
    Equity in income of Detection Systems, Inc.               350,000               --                 --
    Other, net                                                398,236            257,244            224,942
                                                        -------------      -------------      -------------
                                                              461,678          2,953,527           (213,531)
                                                        -------------      -------------      -------------

                  Income from continuing operations
                      before income taxes                   8,546,849          4,043,681         11,755,635

Income taxes                                               (3,589,676)        (1,726,458)        (4,003,838)
                                                        -------------      -------------      -------------

                  Income from continuing operations         4,957,173          2,317,223          7,751,797

Discontinued operations, net of taxes
    Loss (income) from operations                           1,480,243            (83,491)           153,073
    Gain on disposal                                          (77,946)              --                 --
                                                        -------------      -------------      -------------

                  NET INCOME                                3,554,876          2,400,714          7,598,724

Dividend requirements on preferred stock                     (117,210)          (117,210)          (117,210)
                                                        -------------      -------------      -------------

Net income allocable to common stockholders             $   3,437,666      $   2,283,504      $   7,481,514
                                                        =============      =============      =============




        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,




                                                     1998               1997           1996
                                                    ------            -------         -------
Income per common share:
    Continuing operations
       Basic                                        $ 0.37             $0.16          $  0.80
                                                    ======             =====          =======

       Diluted                                      $ 0.34             $0.15          $  0.74
                                                    ======             =====          =======

    Discontinued operations
       Basic                                        $(0.11)            $   -          $ (0.02)
                                                    ======             =====          =======

       Diluted                                      $(0.10)            $   -          $ (0.01)
                                                    ======             =====          =======

    Net income
       Basic                                        $ 0.26             $0.16          $  0.79
                                                    ======             =====          =======

       Diluted                                      $ 0.24             $0.15          $  0.73
                                                    ======             =====          =======


        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Years ended December 31,



                                                                                              Deferred issuance
                                                                                                  of common
                                                                                               stock related to
                                         Preferred Stock               Common Stock           companies acquired        Additional
                                   ------------------------     ------------------------   -------------------------      paid-in
                                      Shares        Amount        Shares         Amount      Shares         Amount        capital
                                   ----------    ----------     ----------    ----------   ----------     ----------   -------------
Balance January 1, 1996               195,351    $  976,755      7,326,935    $   73,269         --       $     --     $  11,518,801
                                   ----------    ----------     ----------    ----------   ----------     ----------   -------------

Comprehensive income
   Net income                            --            --             --            --           --             --             --
   Other comprehensive
     income
       Foreign currency
          translation adjustment         --            --             --            --           --             --             --

              Total


Issuance of common stock                 --            --             --            --         91,802            918           --
Public offering of common
   stock                                 --            --        5,979,977        59,800         --             --
                                                                                                                         120,201,438
Acquisition of businesses                --            --          291,316         2,913         --             --        10,068,887
Exercise of stock options
   and warrants                          --            --          264,873         2,649         --             --         1,927,519
Treasury stock purchases                 --            --             --            --           --             --             --
Preferred stock dividends                --            --             --            --           --             --             --
                                   ----------    ----------     ----------    ----------   ----------     ----------   -------------
Balance at December 31, 1996          195,351       976,755     13,863,101       138,631       91,802            918     143,716,645
                                   ----------    ----------     ----------    ----------   ----------     ----------   -------------

Comprehensive income
   Net income                            --            --             --            --           --             --             --
   Other comprehensive
     income
       Foreign currency
          translation adjustment         --            --             --            --           --             --             --

              Total



                                                         Accumulated
                                                            other                  Treasury stock
                                        Retained        comprehensive      --------------------------------
                                        earnings            loss               Shares            Amount             Total
                                     -------------      -------------      -------------     -------------      -------------
Balance January 1, 1996              $   3,927,714      $        --                 --       $        --        $  16,496,539
                                     -------------      -------------      -------------     -------------      -------------

Comprehensive income
   Net income                            7,598,724               --                 --                --            7,598,724
   Other comprehensive
     income
       Foreign currency
          translation adjustment              --              (35,000)              --                --              (35,000)
                                                                                                                -------------
              Total                                                                                                 7,563,724
                                                                                                                -------------

Issuance of common stock                      --                 --                 --                --                  918
Public offering of common
   stock                                      --                 --                 --                --                 --
                                                                                                                  120,261,238
Acquisition of businesses                     --                 --                 --                --           10,071,800
Exercise of stock options
   and warrants                               --                 --                 --                --            1,930,168
Treasury stock purchases                      --                 --               35,000          (246,068)          (246,068)
Preferred stock dividends                 (117,210)              --                 --                --             (117,210)
                                     -------------      -------------      -------------     -------------      -------------

Balance at December 31, 1996            11,409,228            (35,000)            35,000          (246,068)       155,961,109
                                     -------------      -------------      -------------     -------------      -------------

Comprehensive income
   Net income                            2,400,714               --                 --                --            2,400,714
   Other comprehensive
     income
       Foreign currency
          translation adjustment              --           (1,833,304)              --                --           (1,833,304)
                                                                                                                -------------
              Total                                                                                                   567,410
                                                                                                                -------------






        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,


                                                                                             Deferred issuance
                                                                                                 of common
                                                                                              stock related to
                                       Preferred Stock             Common Stock              companies acquired         Additional
                                  ------------------------   -------------------------   --------------------------       paid-in
                                    Shares        Amount       Shares         Amount       Shares          Amount         capital
                                  ---------     ----------   ----------     ----------   ----------      ----------    ------------
Issuance of common stock               --       $     --           --       $     --        (40,983)     $     (410)   $       --
Acquisition of businesses              --             --        574,532          5,745         --              --         6,534,784
Exercise of stock options
   and warrants                        --             --          8,108             81         --              --            42,588
Treasury stock purchases               --             --           --             --           --              --              --
Proceeds from sale of
   equity put options
   on common stock                     --             --           --             --           --              --         4,484,310
Redemption price of
   equity put options                  --             --           --             --           --              --       (28,364,000)
preferred stock dividends              --             --           --             --           --              --              --
                                  ---------     ----------   ----------     ----------   ----------      ----------    ------------

Balance at December 31, 1997        195,351        976,755   14,445,741        144,457       50,819             508     126,414,327
                                  ---------     ----------   ----------     ----------   ----------      ----------    ------------

Comprehensive income
   Net income                          --             --           --             --           --              --              --
   Other comprehensive
     income
       Foreign currency
          translation adjustment       --             --           --             --           --              --              --
       Unrealized loss on
          investments  held for
          sale, net of taxes
          of $88,541                   --             --           --             --           --              --              --

              Total

Issuance of common stock               --             --           --             --        (50,819)           (508)           --
Acquisition of businesses              --             --        123,065          1,231         --              --              --
Adjustment to earnout contingency      --             --           --             --           --              --          (104,508)
Exercise of stock options
   and warrants                        --             --        134,332          1,343         --              --           223,337
Treasury stock purchases               --             --           --             --           --              --              --
Equity put options expired             --             --           --             --           --              --         3,312,499
Equity put options redeemed            --             --           --             --           --              --        23,487,938
Preferred stock dividends              --             --           --             --           --              --              --
                                  ---------     ----------   ----------     ----------   ----------      ----------    ------------

Balance at December 31, 1998        195,351     $  976,755   14,703,138     $  147,031         --        $     --      $153,333,593
                                  =========     ==========   ==========     ==========   ==========      ==========    ============



                                                         Accumulated
                                                            other                  Treasury stock
                                        Retained        comprehensive       -------------------------------
                                        earnings            loss               Shares           Amount               Total
                                      -------------      -------------      -------------     -------------      -------------
Issuance of common stock              $        --        $        --                 --       $        --        $        (410)
Acquisition of businesses                      --                 --                 --                --            6,540,529
Exercise of stock options
   and warrants                                --                 --                 --                --               42,669
Treasury stock purchases                       --                 --              397,850        (4,280,003)        (4,280,003)
Proceeds from sale of
   equity put options
   on common stock                             --                 --                 --                --            4,484,310
Redemption price of
   equity put options                          --                 --                 --                --          (28,364,000)
preferred stock dividends                  (117,210)              --                 --                --             (117,210)
                                      -------------      -------------      -------------     -------------      -------------

Balance at December 31, 1997             13,692,732         (1,868,304)           432,850        (4,526,071)       134,834,404
                                      -------------      -------------      -------------     -------------      -------------

Comprehensive income
   Net income                             3,554,876               --                 --                --            3,554,876
   Other comprehensive
     income
       Foreign currency
          translation adjustment               --            1,072,690               --                --            1,072,690
       Unrealized loss on
          investments  held for
          sale, net of taxes
          of $88,541                           --             (171,874)              --                --             (171,874)
                                                                                                                 -------------
              Total                                                                                                  4,455,692
                                                                                                                 -------------

Issuance of common stock                       --                 --                 --                --                 (508)
Acquisition of businesses                      --                 --                 --                --                1,231
Adjustment to earnout contingency              --                 --                 --                --             (104,508)
Exercise of stock options
   and warrants                                --                 --                 --                --              224,680
Treasury stock purchases                       --                 --              435,100        (4,139,433)        (4,139,433)
Equity put options expired                     --                 --                 --                --            3,312,499
Equity put options redeemed                    --                 --            2,120,000       (23,487,938)              --
Preferred stock dividends                  (117,210)              --                 --                --             (117,210)
                                      -------------      -------------      -------------     -------------      -------------

Balance at December 31, 1998          $  17,130,398      $    (967,488)         2,987,950     $ (32,153,442)     $ 138,466,847
                                      =============      =============      =============     =============      =============

        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,




                                                                  1998              1997              1996
                                                              ------------      ------------      ------------
Cash flows from operating activities:
   Net income                                                 $  3,554,876      $  2,400,714      $  7,598,724
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities from
      continuing operations:
        Loss (income) from discontinued operations               1,480,243           (83,491)          153,073
        Gain on disposal                                           (77,946)             --                --
        Depreciation and amortization                            4,666,508         3,971,114         1,436,374
        Provision for losses on accounts receivable                 (8,103)          316,937           114,056
        Provision for inventory obsolescence                     2,104,636           717,062           128,423
        Noncash special charges                                       --           3,122,000              --
        Deferred income taxes                                    1,605,341        (2,070,458)         (218,742)
        Changes in operating assets and liabilities
              Accounts and notes receivable                     (3,719,551)          894,098        (4,496,558)
              Inventories                                      (10,440,583)       (4,709,115)       (3,873,706)
              Advances for inventory purchases                   6,541,157        (6,482,564)          117,470
              Prepaid expenses and other current assets         (2,408,931)          409,396        (3,221,453)
              Noncurrent notes and other assets                   (828,031)        3,532,780          (420,897)
              Accounts payable                                  (4,240,203)       (6,065,780)          833,284
              Accrued and other current liabilities              1,075,151        (3,254,452)             (771)
                                                              ------------      ------------      ------------

                    Net cash used in operating activities
                     of continuing operations                     (695,436)       (7,301,759)       (1,850,723)

Cash flows from investing activities:
   Purchases of investments, net                               (16,346,944)             --                --
   Purchases of property and equipment                         (12,322,627)       (1,995,652)       (1,581,442)
   Proceeds from sale of discontinued operations                 3,000,000              --                --
   Acquisitions, net of cash acquired                                 --         (32,859,912)      (20,503,325)
                                                              ------------      ------------      ------------

                   Net cash used in investing activities
                      of continuing operations                 (25,669,571)      (34,855,564)      (22,084,767)



        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                            Years ended December 31,




                                                                              1998               1997              1996
                                                                         -------------      -------------      -------------
Cash flows from financing activities:
   Net borrowings (repayments) on revolving line of credit               $  37,500,000      $        --        $ (27,941,212)
   Decrease (increase) in restricted cash                                    3,949,690         (3,949,690)              --
   Proceeds from equity put options                                               --            4,484,310               --
   Issuance of common stock                                                    120,895             42,669        122,191,406
   Purchase of treasury stock                                              (27,627,371)        (4,280,003)          (246,068)
   Payment of preferred stock dividends                                       (117,210)          (117,210)          (117,210)
                                                                         -------------      -------------      -------------

                 Net cash provided by (used in) financing
                     activities of continuing operations                    13,826,004         (3,819,924)        93,886,916
                                                                         -------------      -------------      -------------

Net increase (decrease) in cash and cash equivalents                       (12,539,003)       (45,977,247)        69,951,426

Effect of exchange rate changes on cash                                       (247,464)          (815,761)            42,960

Cash provided by (used in) discontinued operations                           3,167,504        (10,918,015)           509,839

Cash and cash equivalents at beginning of the year                          14,099,684         71,810,707          1,306,482
                                                                         -------------      -------------      -------------

Cash and cash equivalents at end of the year                             $   4,480,721      $  14,099,684      $  71,810,707
                                                                         =============      =============      =============

Supplemental cash flow information:
Cash paid during the period for: Interest                                $   1,451,248      $     144,965      $   1,238,894
                                                                         =============      =============      =============

      Income taxes                                                       $   4,049,242      $   4,783,883      $   4,379,656
                                                                         =============      =============      =============

Supplemental schedule of noncash investing and financing:
   Acquisition of businesses
      Assets acquired                                                    $   1,244,800      $  56,335,806      $  39,692,802
      Liabilities assumed                                                   (1,200,000)       (12,549,752)        (7,303,383)
      Common stock issued or issuable                                             --           (6,540,529)       (10,072,718)
                                                                         -------------      -------------      -------------
                                                                                44,800         37,245,525         22,316,701
      Less cash acquired                                                        44,800          4,385,613          1,813,376
                                                                         -------------      -------------      -------------

      Net cash paid for acquisitions                                     $        --        $  32,859,912      $  20,503,325
                                                                         =============      =============      =============





        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

    Ultrak, Inc. (the "Company") is a U.S.-based multinational corporation that designs, manufactures, markets sells and services electronic products and systems for the security and surveillance, industrial and medical video and professional audio markets worldwide. These products and systems include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time-lapse recorders, multiplexers, video transmission systems, access control systems, computerized observation and security systems, audio equipment and accessories.

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

    Restricted Cash

    Restricted cash represents collateral for outstanding equity put options.

    Investments

    The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component or stockholders' equity. Realized gains and losses on securities available for sale are reported in income in the year of sale.

    Inventories

    Inventories are comprised principally of goods held for resale, which are valued at the lower of cost (first-in, first-out) or market.

    Advances for Inventory

    Advances for inventory represents payments in advance for goods purchased primarily from the Far East. Upon receipt of the goods, advances are classified as inventories.

                          ULTRAK, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    Property, Plant and Equipment and Depreciation

    Property, plant and equipment are carried at cost. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the assets.

    Income Per Share

    The Company computes basic income per share based on the weighted average number of common shares outstanding. Diluted income per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

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

    Fair Value of Financial Instruments

    The Company's financial instruments consist of cash and cash equivalents, notes receivable, debt and equity put options for which the fair value approximates the carrying value.

    Stock-Based Compensation

    The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    Software Development Costs

    The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use in its products. Research and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company's revenue producing products and is amortized in relation to expected revenues from the product or a maximum of five years, whichever is greater. The carrying value of software development costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

    Currency Translation

    Translation adjustments to the financial statements of foreign subsidiaries are reflected in the consolidated financial statements as a component of other comprehensive income.

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

    Reclassifications

    Certain reclassifications have been made to prior years financial statements to conform with the 1998 presentation.

    Derivative Financial Instruments

    Equity put options on common stock represent the number of options sold at their respective strike price. Proceeds from the sale of equity put options on common stock are accounted for as additional paid-in capital.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS

    1998 Business Combinations and Divestitures:

    During February 1998, the Company acquired the net assets of Norbain France SARL, a French corporation wholly-owned by Norbain PLC, a United Kingdom corporation, for assumption of the net liabilities of approximately $1.2 million.

    On August 5, 1998, the Company completed the sale of the stock of Dental Vision Direct, Inc. ("DVD"), a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental"). The consideration included approximately $3.0 million in cash, a $3.9 million short-term note and warrants to acquire 540,000 shares of American Dental common stock. A gain on the sale of approximately $78,000 was recorded and all prior periods have been restated to reflect the operations of DVD as discontinued.

    On March 3, 1999, the Company completed the sale of its 10% interest in a company in Japan for approximately $1.8 million in cash. A loss of $200,000 was recorded in other income (expense) in 1998 related to the sale.

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

    INTERVISION EXPRESS, LTD.

    Effective March 1, 1997, the Company acquired all of the outstanding share capital of Intervision Express, Ltd. ("Intervision"), a United Kingdom limited liability company. The total consideration was approximately $1.53 million dollars, including 38,822 shares of common stock valued at $719,000. Intervision distributes security and surveillance products, primarily in the United Kingdom, manufactured by the Company, Dedicated Micros, Toa, Hitachi, Mitsubishi and others.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS - Continued

    VIDEOSYS GROUP

    Effective April 1, 1997, the Company acquired the Videosys Group (the "Videosys Group") for total consideration of $8.37 million consisting of $5.55 million in cash and $2.82 million (160,000 shares) in common stock. In connection with the acquisition, the Company guaranteed the value of the common stock by granting put rights covering 160,000 shares at $25 per share. Beginning in April 1999 for one year, if the Company's stock price falls below $20 per share for 30 consecutive days, the seller of Videosys Group can require the common stock to be repurchased. The Videosys Group designs, imports, and distributes security and surveillance products primarily in Italy, under the Videosys brand name.

    VERAVISION, INC.

    Effective April 1, 1997, the Company acquired all of the issued and outstanding capital stock of Veravision, Inc. ("Veravision"). The consideration consisted of $150,000 in promissory notes, approximately $2.0 million in notes and accounts receivable due from Veravision and 10% of the common stock of DVD, a wholly-owned subsidiary of the Company. Veravision manufactures intra-oral camera products for use primarily in the dental market.

    Veravision and DVD were sold in 1998.

    OTHER ACQUISITIONS

    Additionally, in 1997, the Company acquired a 10% interest in a company in Japan for approximately $2.0 million in cash and 100% of a company based in South Africa for $300,000 in cash and $300,000 of amounts payable over a three-year period and an 80% interest in a company based in Singapore for $95,000 in cash.

    1996 Business Combinations:

    MAXPRO SYSTEMS PTY, LTD.

    Effective July 1, 1996, the Company acquired 75% of the outstanding capital stock of Maxpro Systems Pty, Ltd. (Maxpro), a Perth, Australia company, for approximately $8.2 million in cash and $900,000 in common stock payable over a two-year period. Effective February 17, 1997, the Company acquired the remaining 25% of the outstanding capital stock of Maxpro for 175,000 shares of common stock valued at $3.1 million. Maxpro is a manufacturer of a computer controlled video management systems that are coupled to a computer controlled alarm input and output network used primarily in casinos, airports, mines, nuclear power plants, prisons and other large closed circuit television applications.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS - Continued

    LENEL SYSTEMS INTERNATIONAL, INC.

    On September 6, 1996, the Company purchased approximately 24% of the outstanding common stock of Lenel Systems International, Inc. ("Lenel") for $2.6 million in cash. Lenel is a software company specializing in access control products based in Fairport, New York. In connection with the acquisition, the Company received a warrant to acquire up to 51% of Lenel for a price based upon Lenel's earnings.

    In September 1997, the Company sold its interest in Lenel for a promissory note and cash totaling $3.1 million. The promissory note is due within one year and is secured by the Lenel common stock sold.

    A gain on the sale of approximately $285,000 has been included in other income in 1997.

    GROUPE BISSET, S.A.

    Effective October 1, 1996, the Company acquired 100% of the outstanding share capital of Groupe Bisset, S.A. ("Bisset"), a Paris, France company, for $5.0 million in cash and a total of 456,522 shares of common stock valued at $8,552,900. Bisset is one of France's largest distributors of security and surveillance and professional audio products.

    VIDEV GMBH

    Effective December 1, 1996, the Company acquired 100% of the outstanding share capital of VideV GmbH ("VideV"), a Dusseldorf, Germany company. VideV is a manufacturer and distributor of security and surveillance products. VideV was purchased for a total of $3.25 million in cash and 53,820 shares of common stock valued at $556,000.

    All acquisitions have been accounted for as purchases and the operations of purchased companies have been included in the Company's statement of income since their date of acquisition. Goodwill is being amortized on the straight-line method over periods ranging from 20 to 30 years.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS - Continued

    The unaudited pro forma information set forth below assumes acquisitions in 1997 had occurred at the beginning of 1997. The information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time. For the year ended December 31, 1997 the information is as follows:


       Net sales                                                  $195,649,000
                                                                  ============
       Income from continuing operations                          $  2,770,000
                                                                  ============
       Net income                                                 $  2,853,000
                                                                  ============

       Per common share amounts:
          Income from continuing operations
             Basic                                                $       0.19
             Diluted                                              $       0.18

          Net income
             Basic                                                $       0.20
             Diluted                                              $       0.19


    Acquisitions during 1998 were not significant; as a result, no pro forma information is presented.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                       December 31,
                             ------------------------------
                                 1998               1997
                             ------------      ------------
Machinery and equipment      $  4,882,454      $  1,890,199
Furniture and fixtures         13,816,787         4,992,564
Building and land               1,955,300         1,955,300
                             ------------      ------------
                               20,654,541         8,838,063
Accumulated depreciation       (5,122,470)       (3,108,642)
                             ------------      ------------
                             $ 15,532,071      $  5,729,421
                             ============      ============

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE D - FINANCING ARRANGEMENTS

    On February 16, 1999, the Company entered into a new three-year credit facility with two banks. The credit facility provides for combined borrowings of up to $50.0 million, comprised of a $20.0 million term facility and a $30.0 million revolving line of credit facility. Interest for the combined facility is payable quarterly at prime or LIBOR plus a range of .75% to 1.25%, depending on the leverage ratio, as defined, for the quarter. Principal payments on the $20.0 million term facility in the quarterly amount of $833,333 commence in April 2000. The combined credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a debt service and minimum net worth amounts. The Company pays a quarterly unused facility fee of .125% to .25%, depending on the leverage ratio for the quarter.

    At December 31, 1998, the Company had $37.5 million outstanding under its previous line of credit. The Company was in violation of a certain financial covenants and obtained a waiver on January 15, 1999. Amounts outstanding were paid in full with proceeds from the new $50.0 million credit facility on February 17, 1999. Interest on the line of credit at December 31, 1998 was payable monthly at the bank's LIBOR rate (5.0% at December 31, 1998) plus 3%.


NOTE E - STOCKHOLDERS' EQUITY

    The Series A preferred stock earns dividends at the rate of 12% per annum, payable quarterly. All dividends accrue whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds of the Company legally available for payment.

    The Company may at any time redeem all or any portion of the Series A Preferred Stock then outstanding at the liquidation value of $5.00 per share plus unpaid dividends. The holder of the Series A Preferred Stock may convert any or all of the 195,351 preferred shares into shares of the Company's common stock at any time at a conversion rate equal to 2.08 shares of common stock per preferred share or a total of 406,981 shares of common stock.

    Holders of Series A preferred stock are entitled to vote on all matters submitted to a vote of stockholders. Each Series A preferred share is entitled to voting rights equal to 16.667 shares of common stock.

    During 1997 and 1998, the Company repurchased 397,850 and 2,555,100 shares, respectively, of its common stock. As part of its share repurchase program, during 1997 the Company sold equity put options covering 2,620,000 shares for $4,484,310. As of December 31, 1998, 125,000 options remained outstanding and the Company's potential repurchase obligation under these options totaled approximately $1.6 million at an exercise price of $12.51 per share. The options were exercised on January 13, 1999 and the Company repurchased the shares.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION

    The Company's 1988 Nonqualified Stock Option Plan (the "1988 Plan") provided for grants of options for up to 1,000,000 restricted shares and the 1997 Incentive Stock Option Plan (the "1997 Plan") provides for grants of options for up to 400,000 shares. Shares under the 1997 Plan are awarded based upon the Company achieving one or more definitive performance measurements for a fiscal year, including minimum levels of economic value added, minimum levels of market value added or attainment of the financial budget. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Option grants under the 1997 Plan are limited to 1% of the outstanding common stock of the Company. At December 31, 1998, 181,712 and 261,359 shares were available for grant under the 1988 Plan and the 1997 Plan, respectively.

    Option exercise prices are equal to the market price at the date of grant. Shares under grant generally become exercisable in five equal annual installments beginning one year after the date of grant, and expire after ten years.

    If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123, based upon the fair value at the grant date for options granted after 1994 under the 1988 Plan and 1997 Plan, the Company's net income from continuing operations and income per share would be reduced to the pro forma amounts indicated as follows:

                                                                      Year ended December 31,
                                                         -------------------------------------------------
                                                             1998               1997              1996
                                                         -------------     -------------     -------------
Net income from continuing operations:
     As reported                                         $   4,957,173     $   2,317,223     $   7,751,797
     Pro forma                                           $   4,381,640     $   1,884,927     $   7,544,420

Basic income per share from continuing operations:
     As reported                                         $         .37     $         .16     $         .80
     Pro forma                                           $         .32               .13     $         .78

Diluted income per share from continuing operations:
     As reported                                         $         .34     $         .15     $         .74
     Pro forma                                           $         .30     $         .12     $         .72

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 50 to 70 percent; risk-free interest rates of 5.5 percent; no dividend yield; and expected lives of seven years.

    The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expense related to grants before 1995.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION - Continued

    Additional information with respect to options outstanding at December 31, 1998 and changes for the three years then ended is as follows:

                                               1998                        1997                       1996
                                      ----------------------       ---------------------      ---------------------
                                                    Weighted                    Weighted                   Weighted
                                                    average                     average                    average
                                                   exercise                    exercise                   exercise
                                        Shares        price         Shares        price       Shares         price
                                      ---------    ---------    ----------     ---------    ---------     ---------
Outstanding at beginning of year      1,000,656    $    9.26       658,775     $    4.42      666,875     $    3.84
   Granted                               69,500         8.80       369,641         17.96       47,000         16.27
   Exercised                           (134,332)        1.67        (8,108)         5.26      (21,850)         4.66
   Forfeited                            (76,654)       16.13       (19,652)        12.16      (33,250)         5.84
                                      ---------                 ----------                  ---------

Outstanding at end of year              859,170    $    9.94     1,000,656     $    9.26      658,775     $    4.42
                                      =========    =========    ==========     =========    =========     =========

Options exercisable at
   end of year                          475,937    $    4.79       511,768     $    3.44      458,177     $    2.94
                                      =========    =========    ==========     =========    =========     =========

Weighted average fair value per share of options granted for 1998, 1997 and 1996 were $6.55, $9.68, and $11.92, respectively.

       Information about stock options outstanding at December 31, 1998 is summarized as follows:

                                                         Options outstanding                  Options exercisable
                                               ----------------------------------------   --------------------------
                                                                Weighted
                                                                average       Weighted                     Weighted
                                                               remaining      average                      average
                                                  Number      contractual     exercise      Number      exercise
       Range of exercise prices                outstanding        life         price      exercisable        price
       ------------------------                -----------    -----------    ----------   -----------     ----------
       $1.20 to $5.62                              245,268      1.9 years    $    2.63        245,268     $    2.63
       $5.63 to $9.00                              265,983      6.3 years         6.46        157,883          6.01
       $9.01 to $13.50                             102,500      8.7 years         9.58         17,700          9.58
       $13.51 to $20.00                            134,419      8.2 years        17.12         30,686         17.11
       $20.01 to 26.75                             111,000      8.1 years        26.05         24,400         26.09
                                               -----------                                -----------

                                                   859,170                                    475,937
                                               ===========                                ===========

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE G - MAJOR CUSTOMERS AND SUPPLIERS

    One customer accounted for more than 10% of revenue in each of the three years ended December 31, 1998. Sales to that customer were:

                           1998                         $33,920,000
                           1997                          22,046,000
                           1996                          16,014,000

    Loss of this customer would have a material adverse effect on the operations of the Company.

    The Company purchased in excess of 25% of its products from one contract manufacturer in each of the three years in the period ended December 31, 1998. Although there are a limited number of manufacturers of the Company's products, management believes there are suppliers who could provide similar products on comparable terms. A change in suppliers could cause a delay in and a possible loss of sales.


NOTE H - COMMITMENTS AND CONTINGENCIES

    The Company leases office and warehouse space and data processing equipment under long-term, noncancelable leases.

    Minimum future rental payments for all long-term, noncancelable operating leases are presented below:


           Year ending
           December 31,
           ------------
               1999                                        $ 2,585,000
               2000                                          2,307,000
               2001                                          1,982,000
               2002                                          1,689,000
               2003                                            719,000
               Thereafter                                      740,000
                                                           -----------
                                                           $10,022,000
                                                           ===========
    Total rent expense was as follows:

               1998                                        $ 2,351,000
               1997                                          1,588,000
               1996                                          1,087,000

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

    As discussed in Note B, the Company has a contingent obligation to repurchase 160,000 shares of its common stock from its Videosys Group Acquisition. Beginning in April 1999 for one year, if the Company's stock price falls below $20 per share for 30 consecutive days, the seller of Videosys Group can require the Company to repurchase the 160,000 shares for $25 per share.


NOTE I - INCOME TAXES

    The provision for taxes consists of the following:


                                                        Years ended December 31,
                                             ---------------------------------------------
                                                1998             1997              1996
                                             ----------      -----------        ----------
       Federal
          Current                            $2,553,617      $ 3,330,467        $3,451,376
          Deferred                            1,860,482       (1,842,118)          (40,565)
       State                                    102,871          267,428           206,529
       Foreign                                 (927,294)         (29,319)          386,498
                                             ----------      -----------        ----------

                                             $3,589,676      $ 1,726,458        $4,003,838
                                             ==========       ==========        ==========

    The Company's effective income tax rate differed from the U.S. Federal statutory rate as follows:

                                                                Years ended December 31,
                                                               --------------------------
                                                               1998       1997       1996
                                                               ----       ----       ----
       U.S. Federal statutory rate                             34.0%      34.0%      34.0%
       State taxes, net of Federal benefit                       .8        2.1        1.1
       Net operating loss carryforward recognized                --         --       (1.3)
       Goodwill amortization                                    4.8        9.3        1.1
       Tax exempt interest and dividends                         --       (3.2)        --
       Other, net                                               2.4        0.5        (.8)
                                                               ----       ----       ----
                                                               42.0%      42.7%      34.1%
                                                               ====       ====       ====

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES - Continued

    The components of deferred tax assets and liabilities are as follows:

                                                     December 31,
                                          --------------------------------
                                               1998               1997
                                          -------------      -------------
Current
   Deferred tax assets:
      Inventories                         $   1,576,125      $   1,737,923
      Accounts receivable                       338,204            522,024
      Accrued expenses                        1,041,930          1,503,516
                                          -------------      -------------
                                              2,956,259          3,763,463
Noncurrent
   Deferred tax assets:
      Net operating loss carryforward         1,170,866            249,263

   Deferred tax liabilities:
      Property, plant and equipment          (1,540,375)           (50,874)
      Other                                    (724,556)          (591,075)
                                          -------------      -------------
                                             (1,094,065)          (392,686)
                                          -------------      -------------
                                          $   1,862,194      $   3,370,777
                                          =============      =============

    At December 31, 1998, the Company had federal, state and foreign net operating loss carryforwards of approximately $340,000, $1,200,000 and $2,600,000, respectively. The federal net operating loss carryforwards are limited in use each year to approximately $100,000 through expiration in 2010. The state net operating loss carryforwards expire in 2005. Substantially all foreign net operating loss carryforwards do not expire.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE J - INVESTMENTS

    Investments consist of common stocks with an estimated fair value of $3,473,563. All common stocks were purchased in 1998 at a cost of $3,733,978. The Company has classified these securities as available for sale. The unrealized loss is included as a component of accumulated other comprehensive income.


NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS

    Effective March 31, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which changes the way the company reports information about its operating segments.

    The Company has three business segments: United States-Professional Security Group (US-PSG), United States-Diversified Group (US-DSG), and
    International-Professional Security Group (International-PSG). The segments are differentiated by the customers serviced as follows:

       US-PSG

       This segment consists of sales in the United States to professional security dealers, distributors, installers and certain large end users of professional security products.

       US-DSG

       This segment sells video and security products to industrial markets and consumers in the United States.

       International-PSG

       This segment consists of sales to professional security dealers, distributors, installers and certain large end users of professional security products outside the United States.

       The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on earnings from continuing operations before income taxes and other income and expense. The Corporate column includes corporate overhead related items. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note A).

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

    The following tables provide financial data by segment for the years ended December 31, 1998, 1997 and 1996:


                                          US                US           International
    1998                                 PSG                DSG                PSG            Corporate            Total
    ----                            -------------      -------------     -------------      -------------      -------------
Total revenue                       $  92,319,817      $  50,345,605     $  66,957,207      $        --        $ 209,622,629
Intersegment revenue                  (10,168,609)              --          (4,231,470)              --          (14,400,079)
                                    -------------      -------------     -------------      -------------      -------------

Revenue from external customers     $  82,151,208      $  50,345,605     $  62,725,737      $        --        $ 195,222,550
                                    =============      =============     =============      =============      =============

Operating profit                    $   9,008,039      $  10,221,536     $   2,009,647      $ (13,154,051)     $   8,085,171
Total assets                           62,859,311         28,905,974        36,037,253         68,823,457        196,625,995
Depreciation and amortization
   expense                              3,841,170            183,747           641,591               --            4,666,508
Capital additions                       7,492,423          4,083,349           746,855               --           12,322,627

    1997
    ----
Total revenue                       $  78,892,610      $  47,615,223     $  53,473,573      $        --        $ 179,981,406
Intersegment revenue                   (3,555,583)              --          (1,523,822)              --           (5,079,405)
                                    -------------      -------------     -------------      -------------      -------------

Revenue from external customers     $  75,337,027      $  47,615,223     $  51,949,751      $        --        $ 174,902,001
                                    =============      =============     =============      =============      =============

Operating profit                    $   3,388,804      $   9,272,409     $     831,999      $ (12,403,058)     $   1,090,154
Total assets                           53,773,839         11,971,792        28,870,890         90,639,655        185,256,176
Depreciation and amortization
   expense                              3,087,679            113,300           770,135               --            3,971,114
Capital additions                       1,358,233             79,096           558,323               --            1,995,652

    1996
    ----
Total revenue                       $  72,518,841      $  45,628,108     $   9,787,911      $        --        $ 127,934,860
Intersegment revenue                     (977,357)              --            (418,868)              --           (1,396,225)
                                    -------------      -------------     -------------      -------------      -------------

Revenue from external customers     $  71,541,484      $  45,628,108     $   9,369,043      $        --        $ 126,538,635
                                    =============      =============     =============      =============      =============

Operating profit                    $   6,405,567      $   9,052,605     $     597,373      $  (4,086,379)     $  11,969,166
Total assets                           45,964,297          5,503,605        15,059,456        106,050,757        172,578,115
Depreciation and amortization
   expense                              1,043,848            214,799           177,727               --            1,436,374
Capital additions                       1,320,712            127,958           132,772               --            1,581,442

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

    Financial information relating to the Company's Corporate segment is as follows:

                                                       Year ended December 31,
                                             -------------------------------------------
                                                 1998           1997            1996
                                             -----------     -----------     -----------
Sales and marketing                          $ 1,398,736     $ 1,220,932     $   413,108
Engineering and other corporate expenses       4,517,287       4,219,669       1,725,914
General and administrative                     3,962,878       3,840,457       1,947,357
Depreciation and amortization                  3,275,150            --              --
Special charges                                     --         3,122,000            --
                                             -----------     -----------     -----------

                                             $13,154,051     $12,403,058     $ 4,086,379
                                             ===========     ===========     ===========

    Sales by geographic area were as follows:

                                            Year ended December 31,
                         ----------------------------------------------------------
                              1998                  1997                  1996
                         --------------        --------------        --------------
United States            $  128,265,343        $  121,428,428        $  116,750,724
Europe                       56,982,490            46,696,252             5,819,225
Other                         9,974,717             6,777,321             3,968,686
                         --------------        --------------        --------------

   Total revenues        $  195,222,550        $  174,902,001        $  126,538,635
                         ==============        ==============        ==============

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE L - EARNINGS PER SHARE

     Following is a reconciliation of basic and diluted earnings per share from continuing operations:

                                            1998                               1997                               1996
                             --------------------------------   ---------------------------------   -------------------------------
                                Income                             Income                             Income
                             allocable to               Per     allocable to                Per     allocable to               Per
                                common                 share       common                  share      common                  share
                             stockholders   Shares     amount   stockholders   Shares      amount   stockholders    Shares    amount
                             ------------ ----------   ------   ------------ ----------    ------   ------------ ----------  -------
Income from continuing
 operations allocable to
 common stockholders          $4,839,962  13,254,782   $  0.37   $2,200,013  13,969,698    $ 0.16   $7,634,587   9,485,858   $ 0.80
                                                       =======                             ======                            ======

Effect of dilutive securities
 Contingently issuable
  shares                              --     366,690                     --     301,981                     --      37,021
 Put options                          --     428,640                     --      78,126                     --          --
 Stock options                        --     319,057                     --     467,499                     --     515,613
 Convertible preferred
  stock                          117,210     406,981                117,210     406,981                117,210     406,981
                              ----------  ----------             ----------  ----------             ----------   ---------

Income from continuing
 operations allocable to
 common stockholders after
 assumed conversions          $4,957,172  14,776,150   $  0.34   $2,317,223  15,224,285    $ 0.15   $7,751,797  10,445,473   $  .74
                              ==========  ==========   =======   ==========  ==========    ======   ==========  ==========   ======

     For 1998, 1997 and 1996, 367,919, 286,655, and 10,000 stock options were outstanding, respectively, but not included in the computation of diluted income per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE M - UNAUDITED QUARTERLY OPERATING RESULTS

    Unaudited quarterly operating results for the years ended December 31, 1998 and 1997 are as follows:

                                    First           Second           Third           Fourth
                                   Quarter          Quarter         Quarter          Quarter
                               ------------     ------------     ------------     ------------
1998:
   Sales                       $ 44,259,934     $ 48,518,345     $ 52,618,516     $ 49,825,755
   Gross profit                  13,730,647       15,529,383       17,176,078       17,109,769
   Net income (loss)                580,337        1,211,673        1,863,180         (100,314)

   Income (loss) per share
      Basic                    $       0.04     $        .09     $       0.14     $       (.01)
      Diluted                          0.04              .08             0.13             (.01)

1997:
   Sales                       $ 38,461,730     $ 41,800,882     $ 47,724,006     $ 46,915,383
   Gross profit                  12,415,540       13,248,807       14,928,491       13,426,463
   Net income (loss)              2,034,433          876,443        2,016,607       (2,526,769)

   Income (loss) per share
      Basic                    $       0.14     $       0.06     $       0.14     $      (0.18)
      Diluted                          0.14             0.06             0.13            (0.18)

    See Note O for special charges and changes in estimates in the fourth quarter of 1997.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE N - DISCONTINUED OPERATIONS

    In December 1998, the Company discontinued operations of its Mobile Video division which markets and installs video equipment on transit vehicles.

    As discussed in Note B, the Company sold DVD on August 5, 1998.

    Summarized financial information for discontinued operations follows:


                                                                         Year ended December 31,
                                                              ---------------------------------------------
                                                                  1998             1997             1996
                                                              ------------     -----------      -----------
       Revenues                                               $ 9,222,8630     $13,838,734      $10,097,489

       Income (loss) from the discontinued operations,
          net of taxes (benefit) of $(750,487), $43,011
          and $(110,846)                                        (1,480,243)         83,491         (153,073)

       Gain on disposal, net of taxes of $23,414                    77,946               -                -

    The net assets of discontinued operations at December 31, 1998 of approximately $3.8 million consist of approximately $1.1 million of accounts receivable, $2.0 million of inventories, $0.5 million of other current assets and $0.2 million of equipment.


NOTE O - SPECIAL CHARGES AND CHANGES IN ESTIMATES

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


NOTE P - SUBSEQUENT EVENT (UNAUDITED)

    On March 15, 1999, the Company acquired 100% of the common stock of ABM Data Systems, Inc., an Austin, Texas software developer for the alarm monitoring segment of the security industry. Consideration was 250,000 shares of registered Ultrak common stock valued at approximately $1.8 million.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE



Board of Directors
Ultrak, Inc.


In connection with our audit of the consolidated financial statements of Ultrak, Inc., and Subsidiaries referred to in our report dated February 13, 1999, which is included in Part II of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP



Dallas, Texas
February 13, 1999

                                                                  SCHEDULE II

                         ULTRAK, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                 Years ended December 31, 1998, 1997, and 1996


                                    Balance at      Charged         Charged                       Balance at
                                    Beginning     (credited) to     to other                         End
Description                         of Period      Operations       Accounts      Deductions      of Period
-----------                         ----------    -------------     --------      ----------      ----------

Year ended December 31, 1998:
   Allowance for doubtful trade
     accounts                      $ 1,741,920      $  (8,103)     $  4,790(1)    $ (81,058)(2)  $ 1,657,549
                                   ===========      =========      ========       =========      ===========

Year ended December 31, 1997:
   Allowance for doubtful trade
     accounts                      $   717,840      $ 316,937      $955,084(1)    $(247,941)(2)  $ 1,741,920
                                   ===========      =========      ========       =========      ===========


Year ended December 31, 1996:
   Allowance for doubtful trade
     accounts                      $   434,229      $ 114,056      $395,116(1)    $(225,561)(2)  $   717,840
                                   ===========      =========      ========       =========      ===========


Notes

(1) Balances recorded from business combinations.

(2) Balances written off.

                               INDEX TO EXHIBITS

       Exhibit
       Number                  Description
       -------                 -----------
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

         10.12 Amended and Restated Loan Agreement, dated effective as of December 11, 1997, among Ultrak, Inc., Dental Vision Direct,
                  Inc., Diamond Electronics, Inc., Monitor Dynamics, Inc.,
                  Ultrak Operating, L.P. and NationsBank of Texas, N.A. (filed as Exhibit 1 to the Company's current Annual Report on Form
                  10-K for the year ended December 31, 1997)

         *10.13   Credit Agreement, dated as of February 16, 1998, among Ultrak,
                  Inc., Bank One, Texas, N.A. and Certain Lenders

         *10.14   Stock Purchase Agreement dated August 5, 1998, between the
                  Company and American Dental Technologies, Inc.

         *10.15   Stock Sale Agreement dated February 23, 1999 between the
                  Company and Mutsuo Tanaka

         *10.16   Employment Agreement, dated January 1, 1998, between the
                  Company and Ted Wlazlowski

         *21.1    Subsidiaries of the Company

         *27.1    Financial Data Schedule

----------

* Exhibits 10.13, 10.14, 10.15, 10.16, 21.1 and 27.1 are filed herewith.