Form 10-Q
period 1999-03-31
ULTRAK INC
filed 1999-05-07
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                 MARCH 31, 1999

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 1999: 11,865,188 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1999

                                      INDEX




   Part I:  Financial Information                                                    Page No.
                                                                                     --------
       Consolidated Balance Sheets                                                      3

       Consolidated Statements of Income                                                4

       Consolidated Statements of Cash Flows                                            5

       Notes to Consolidated Financial Statements                                       6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                    8



   Part II:  Other Information                                                          10



   Signatures                                                                           11

                        ULTRAK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,      DECEMBER 31,
                                    ASSETS                                        1999            1998
                                                                             --------------  ---------------
                                                                              (unaudited)
Current Assets:
    Cash and Cash Equivalents                                                $   10,933,878        4,480,721
    Investments                                                                   1,555,540        3,473,563
    Trade Accounts Receivable, less Allowance for Doubtful Accounts              39,435,170       37,404,380
    Inventories, net                                                             42,191,995       46,021,960
    Advances for Inventory Purchases                                              6,137,743        4,878,853
    Prepaid Expenses and Other Current Assets                                     3,971,787        5,491,298
    Deferred Income Taxes                                                         2,956,259        2,956,259
    Net Assets of Discontinued Operations                                         3,193,640        3,486,181
                                                                             --------------  ---------------
        Total Current Assets                                                    110,376,012      108,193,215
                                                                             --------------  ---------------

Property, Plant and Equipment, at cost                                           22,278,346       20,211,953
        Less accumulated depreciation and amortization                           (6,294,381)      (5,122,470)
                                                                             --------------  ---------------
                                                                                 15,983,965       15,089,483
                                                                             --------------  ---------------

Goodwill, net of Accumulated Amortization                                        55,969,417       54,861,332

Investment in Detection Systems, Inc.                                            13,472,007       12,702,909

Software Development Costs, net of Accumulated Amortization                       1,825,524        1,457,266

Other Assets                                                                      2,204,388        4,321,790
                                                                             --------------  ---------------

        Total Assets                                                         $  199,831,313      196,625,995
                                                                             ==============  ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable-Trade                                                   $    7,108,173        8,368,265
    Accrued Expenses                                                              5,347,035        5,791,205
    Other Current Liabilities                                                     2,900,465        3,842,050
                                                                             --------------  ---------------
        Total Current Liabilities                                                15,355,673       18,001,520
                                                                             --------------  ---------------

Line of Credit                                                                   43,924,621       37,500,000

Deferred Income Taxes                                                             1,094,065        1,094,065

Commitments and Contingencies                                                                            --

Equity Put Options on Common Stock                                                        0        1,563,563

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                          976,755          976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        14,978,138 and 14,703,138 shares issued and outstanding at
        March 31, 1999 and December 31, 1998, respectively                          149,781          147,031
   Additional Paid in Capital                                                   156,648,686      153,333,593
   Retained Earnings                                                             17,439,262       17,130,398
   Accumulated Other Comprehensive Loss                                          (2,040,525)        (967,488)
   Treasury Stock, at cost (3,112,950 and 2,987,950 common shares at
        March 31, 1999 and December 31, 1998, respectively)                     (33,717,005)     (32,153,442)
                                                                             --------------  ---------------
        Total Stockholders' Equity                                              139,456,954      138,466,847
                                                                             --------------  ---------------

        Total Liabilities and Stockholders' Equity                           $  199,831,313      196,625,995
                                                                             ==============  ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

           ULTRAK, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME

                                                 THREE MONTHS        THREE MONTHS
                                                     ENDED              ENDED
                                                 MARCH 31,1999      MARCH 31,1998
                                                 -------------     ---------------
                                                  (unaudited)        (unaudited)
Net sales                                        $  48,668,384          44,259,934
Cost of sales                                       32,771,544          30,529,287
                                                 -------------     ---------------
        Gross profit                                15,896,840          13,730,647
        Gross profit %                                    32.7%               31.0%
Other operating costs:
    Marketing and sales                              8,200,442           7,026,660
    General and administrative                       4,957,350           4,721,256
    Depreciation and goodwill amortization           1,353,028             902,166
    Special charges                                    750,000                   0
                                                 -------------     ---------------
                                                    15,260,820          12,650,082
                                                 -------------     ---------------
        Operating profit                               636,020           1,080,565
Other (expense) income:
   Interest expense, net                              (716,038)             19,367
   Equity in income of Detection Systems, Inc.         400,000                   0
   Other, net                                          273,294              49,810
                                                 -------------     ---------------
                                                       (42,744)             69,177
                                                 -------------     ---------------

INCOME FROM CONTINUING OPERATIONS                      593,276           1,149,742
   BEFORE INCOME TAXES
       Income taxes                                   (255,109)           (463,547)
                                                 -------------     ---------------
INCOME FROM CONTINUING OPERATIONS                      338,167             686,195
Discontinued operations, net of tax effects:
      Loss (income) from operations
                                                            --             105,858
      Gain on disposal                                      --                  --
                                                 -------------     ---------------
                                                            --             105,858
                                                 -------------     ---------------
NET INCOME
                                                       338,167             580,337
Dividend requirements on
preferred stock                                        (29,302)            (29,302)
                                                 -------------     ---------------
Net income allocable to
common stockholders                              $     308,865             551,035
                                                 =============     ===============
Income per share- Continuing Operations before
  Special Charges:
      Basic                                      $        0.06     $          0.05
                                                 =============     ===============
      Diluted                                    $        0.06     $          0.05
                                                 =============     ===============

Income per share- Continuing Operations:
      Basic                                      $        0.03     $          0.05
                                                 =============     ===============
      Diluted                                    $        0.03     $          0.05
                                                 =============     ===============

Net income per share:
      Basic                                      $        0.03     $          0.04
                                                 =============     ===============
      Diluted                                    $        0.03     $          0.04
                                                 =============     ===============
Number of common shares used in computations:
      Basic                                         11,655,637          13,977,702
                                                 =============     ===============
      Diluted                                       12,645,217          15,177,115
                                                 =============     ===============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      ULTRAK, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                           THREE MONTHS     THREE MONTHS
                                                                              ENDED            ENDED
                                                                          MARCH 31,1999    MARCH 31,1998
                                                                          -------------    -------------
                                                                                             (restated)
Cash flows from operating activities:
   Net income                                                              $    338,167         580,337
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                         1,353,028         902,166
        Provision for losses on accounts receivable                             139,138         138,589
        Provision for inventory obsolescence                                   (278,144)         16,935
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                    (2,169,928)     (6,559,494)
            Inventories                                                       4,108,109      (9,017,082)
            Advances for inventory purchases                                 (1,258,890)      3,710,798
            Prepaid expenses and other current assets                         1,519,511        (259,185)
            Noncurrent notes and other assets                                 1,117,397       1,445,270
            Accounts and notes payable                                       (1,260,092)      1,163,365
            Accrued and other current liabilities                            (1,385,755)      1,281,854
            Decrease in net assets of discontinued
             operations                                                         523,448       2,359,357
                                                                           ------------    ------------

                 Net cash provided by (used in) operating activities          2,745,989      (4,237,090)
                                                                           ------------    ------------

Cash flows from investing activities:
      Proceeds of investments, net                                            1,918,023
      Purchases of property and equipment                                    (2,020,675)     (4,149,261)
      Acquisitions, net of cash acquired                                     (1,703,179)
                                                                           ------------    ------------

                 Net cash used in investing activities                       (1,805,831)     (4,149,261)
                                                                           ------------    ------------

Cash flows from financing activities:
      Net borrowings on revolving line of credit                              6,424,621       8,000,000
      Decrease in restricted cash                                                    --          49,899
      Issuance of common stock, net of issuance costs                         1,754,280          (3,751)
      Purchase of treasury stock                                             (1,563,563)     (1,608,622)
      Payment of preferred stock dividends                                      (29,302)        (29,302)
                                                                           ------------    ------------

                 Net cash provided by financing activities                    6,586,036       6,408,224
                                                                           ------------    ------------

Effect of exchange rate changes on cash                                      (1,073,037)       (220,828)

Net increase (decrease) in cash and cash equivalents                          6,453,157      (2,198,955)
                                                                           ------------    ------------

Cash and cash equivalents at beginning of the period                          4,480,721      14,099,684
                                                                           ------------    ------------
Cash and cash equivalents at end of the period                             $ 10,933,878      11,900,729
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

   The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 1998 included in the Ultrak Annual Report on Form 10-K.

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

   Following is a reconciliation of basic and diluted earnings per share:

                                           For the Quarter Ended March 31, 1999     For the Quarter Ended March 31, 1998
                                          ---------------------------------------- ----------------------------------------
                                              Net                      Per Share        Net                      Per Share
                                            Income        Shares        Amount        Income          Shares      Amount
                                          ------------ -------------- ------------ --------------  ------------- ----------
Basis earnings per share:
Income allocable to common stockholders   $    308,865     11,655,637        $0.03       $551,035     13,977,702       $.04
                                                                      ============                               ==========

Effect of Dilutive Securities:
   Contingently issuable shares                               395,093                                    386,707
   Put options                                                 11,997                                    443,450
   Stock options                                              175,509                                    369,256
   Convertible preferred stock                  29,302        406,981                                          -
                                          ------------ --------------              --------------  -------------

Diluted earnings per share                $    338,167     12,645,217        $0.03       $551,035     15,177,115       $.04
                                          ============ ============== ============ ==============  ============= ==========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

   3.  1999 Business Combination:

   On March 15, 1999, the Company acquired 100% of the common stock of ABM Data Systems, Inc., ("ABM") an Austin, Texas software developer for the alarm monitoring segment of the security industry. Total consideration was 250,000 shares of registered Ultrak common stock valued at approximately $1.8 million. ABM develops, sells, and services computer software for the alarm monitoring security industry, governmental agencies, and proprietary customers and offers support for computer software targeted for automated security monitoring markets.

   The transaction has been accounted for as a purchase and the operations of ABM have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 25 years using the straight-line method.

   4.   Note Payable to Bank:

   On February 16, 1999, the Company entered into a new three-year credit facility with two banks. The credit facility provides for combined borrowings of up to $50.0 million, comprised of a $20.0 million term facility and a $30.0 million revolving line of credit facility. Interest for the combined facility is payable quarterly at prime or LIBOR plus a range of .75% to 1.25%, depending on the leverage ratio, as defined, for the quarter. Principal payments on the $20.0 million term facility in the quarterly amount of $833,333 commence in April 2000. The combined credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a maximum debt service and minimum net worth amounts. The Company pays a quarterly unused facility fee of .125% to .25%, depending on the leverage ratio for the quarter.

   As of March 31,1999, the Company had borrowings in the amount of $43.9 million outstanding under this facility.

   5.   Special Charge:

   The nonrecurring special charge includes severance obligations incurred by the Company, one of which was James D. Pritchett, who resigned as the President, Chief Operating Officer and director of the Company effective March 5, 1999.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

           For the Three Months ended March 31, 1999 compared to the
                       Three Months ended March 31, 1998

Results of Operations

For the three months ended March 31, 1999, net sales were $48,668,384, an increase of $4,408,450 (10%) over the same period in 1998. This increase for the three months ended March 31, 1999 was primarily due to internal growth from sales of new products and systems and increased volume of sales of existing CCTV products and systems to most of the markets served by the Company.

Cost of sales was $32,771,544, an increase of $2,242,257 (7%) over the same period in 1998. Gross profit margins on net sales increased to 32.7% for the three months ended March 31, 1999 from 31.0% for the same period in 1998. This increase in gross profit margin was due primarily to increased sales during the quarter of Enterprise Security Solutions ("ESS"), including the newly released Windows NT version of SAFEnet, the MAX 1000 video management system, and the newly released camera and monitor lines, as well as Smartscan III and UltraSwitch.

Marketing and sales expenses were $8,200,442, an increase of $1,173,782 (17%) over the same period in 1998. Marketing and sales expenses for the three months ended March 31, 1999 were 16.8% of net sales, up from 15.9% for the same period in 1998. This net increase was due to the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $4,957,350, an increase of $236,094 (5%) over the same period in 1998. General and administrative expenses for the three months ended March 31, 1999 were 10.2% of net sales, down from 10.7% of net sales for the same period in 1998. This net decrease resulted from a reduction in the number of new hires during the quarter and the Company's other efforts to reduce its general and administrative costs as a percentage of net sales.

Special charges totaled $750,000 for the three months ended March 31, 1999 for severance obligations incurred by the Company related to the separation of two former officers.

Other expense was $42,744, a net decrease of $111,921 (162%) from the same period in 1998. This decrease resulted from the Company's decision to invest excess funds in marketable equity securities instead of interest bearing investments; the use of cash to fund the Company's stock repurchase program and acquisitions; and the resulting interest expense on bank borrowings during 1999.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED



Liquidity and Capital Resources

The Company had a net increase in cash and cash equivalents for the three months ended March 31, 1999 of approximately $6.5 million. Net cash provided by operating activities for the period was approximately $2.7 million, primarily consisting of decreases in inventories, prepaid expenses and other current assets, and noncurrent notes and other assets offset partially by increases in accounts and notes receivable, in advances for inventory purchases, as well as decreases in accounts and notes payable and accrued and other current liabilities. Net cash used in investing activities was approximately $1.8 million consisting of purchases of property and equipment, primarily related to the Company's worldwide computer implementation, and the acquisition of ABM Data Systems, offset partially by proceeds from the sale of investments. Cash provided by financing activities was approximately $6.6 million, consisting primarily of borrowings on its bank credit facility, offset by purchases of treasury stock and the payment of dividends on the Company's outstanding Series A Preferred Stock.

As of March 31, 1999, the Company had unused available revolving lines of credit under its bank facility totaling $6.1 million. The Company is in compliance with all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the bank credit facility and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1999



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



                                  ULTRAK, INC.
                                  (Registrant)


   Date: May 7, 1999              By: /s/ Tim D. Torno
                                      -------------------------------------
                                      Tim D. Torno, Vice President-Finance
                                      Principal Financial and
                                      Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
  27         Financial Data Schedule