Form 10-Q
period 1999-06-30
ULTRAK INC
filed 1999-08-12
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                  JUNE 30, 1999

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999: 11,690,988 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 1999

                                      INDEX




   Part I:  Financial Information                                                Page No.
                                                                                 --------

       Consolidated Balance Sheets                                                  3

       Consolidated Statements of Operations                                        4

       Consolidated Statements of Cash Flows                                        5

       Notes to Consolidated Financial Statements                                   6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                11



   Part II:  Other Information                                                      14



   Signatures                                                                       15

                         ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  JUNE 30        DECEMBER 31,
                                     ASSETS                                        1999              1998
                                                                              --------------    --------------
                                                                               (unaudited)

Current Assets:
    Cash and Cash Equivalents                                                 $    8,447,255         4,480,721
    Investments                                                                    1,200,033         3,473,563
    Trade Accounts Receivable, less allowance for doubtful accounts               38,649,720        37,404,380
    Inventories, net                                                              42,397,389        46,021,960
    Advances for Inventory Purchases                                               6,691,143         4,878,853
    Prepaid Expenses and Other Current Assets                                      4,715,975         5,491,298
    Deferred Income Taxes                                                          2,956,259         2,956,259
    Net Assets of Discontinued Operations                                          2,875,193         3,486,181
                                                                              --------------    --------------
        Total Current Assets                                                     107,932,967       108,193,215
                                                                              --------------    --------------

Property, Plant and Equipment, at cost                                            23,630,043        20,211,953
        Less accumulated depreciation and amortization                            (7,264,793)       (5,122,470)
                                                                              --------------    --------------
                                                                                  16,365,250        15,089,483
                                                                              --------------    --------------

Goodwill, net of accumulated amortization                                         56,332,628        54,861,332

Investment in Detection Systems, Inc.                                             14,081,989        12,702,909

Software Development Costs, net of accumulated amortization                        2,206,955         1,457,266

Other Assets                                                                       2,001,829         4,321,790
                                                                              --------------    --------------

        Total Assets                                                          $  198,921,618       196,625,995
                                                                              ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                    $    8,703,555         8,368,265
    Accrued Expenses                                                              10,570,329         5,791,205
    Current Maturities of Long-term Debt                                             833,333                --
    Other Current Liabilities                                                      3,863,775         3,842,050
                                                                              --------------    --------------
        Total Current Liabilities                                                 23,970,992        18,001,520
                                                                              --------------    --------------

Line of Credit, excluding current maturities                                      39,811,751        37,500,000

Deferred Income Taxes                                                              1,094,065         1,094,065

Commitments and Contingencies

Equity Put Options on Common Stock                                                        --         1,563,563

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                           976,755           976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        14,978,138 and 14,703,138 shares issued and outstanding at
        June 30, 1999 and December 31, 1998, respectively                            149,781           147,031
   Additional Paid in Capital                                                    156,445,545       153,333,593
   Retained Earnings                                                              16,674,047        17,130,398
   Accumulated Other Comprehensive Loss                                           (2,402,851)         (967,488)
   Treasury Stock, at cost (3,287,150 and 2,987,950 common shares at
        June 30, 1999 and December 31, 1998, respectively)                       (37,798,467)      (32,153,442)
                                                                              --------------    --------------
        Total Stockholders' Equity                                               134,044,810       138,466,847
                                                                              --------------    --------------

        Total Liabilities and Stockholders' Equity                            $  198,921,618       196,625,995
                                                                              ==============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

         ULTRAK, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                      THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                          ENDED             ENDED              ENDED              ENDED
                                                      JUNE 30,1999       JUNE 30,1998       JUNE 30,1999       JUNE 30,1998
                                                     --------------     --------------     --------------     --------------
                                                      (unaudited)      (unaudited)       (unaudited)        (unaudited)

Net sales                                            $   52,323,827         48,518,345        100,992,211         92,778,279
Cost of sales                                            35,197,960         32,988,962         67,969,504         63,518,249
                                                     --------------     --------------     --------------     --------------
        Gross profit                                     17,125,867         15,529,383         33,022,707         29,260,030
        Gross profit %                                         32.7%              32.0%              32.7%              31.5%

Other operating costs:
    Marketing and sales                                   8,461,281          7,565,195         16,661,723         14,591,855
    General and administrative                            5,587,614          4,911,276         10,544,964          9,632,532
    Depreciation and goodwill amortization                1,535,865          1,132,596          2,888,893          2,034,762
    Special charges                                       3,125,000                 --          3,875,000                 --
                                                     --------------     --------------     --------------     --------------
                                                         18,709,760         13,609,067         33,970,580         26,259,149
                                                     --------------     --------------     --------------     --------------
        Operating profit (loss)                          (1,583,893)         1,920,316           (947,873)         3,000,881

Other (expense) income:
   Interest expense, net                                   (714,630)          (105,476)        (1,430,668)           (86,109)
   Equity in income of Detection Systems, Inc.              450,000                 --            850,000                 --
   Other, net                                               557,445            297,089            830,739            346,899
                                                     --------------     --------------     --------------     --------------
                                                            292,815            191,613            250,071            260,790
                                                     --------------     --------------     --------------     --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                 (1,291,078)         2,111,929           (697,802)         3,261,671
   BEFORE INCOME TAXES
       Income tax benefit (expense)                         555,164           (846,621)           300,055         (1,310,168)
                                                     --------------     --------------     --------------     --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   (735,914)         1,265,308           (397,747)         1,951,503
Discontinued operations, net of tax effects:
      Loss from operations                                       --             53,635                 --            159,493
      Gain on disposal                                           --                 --                 --                 --
                                                     --------------     --------------     --------------     --------------

                                                                 --             53,635                 --            159,493
                                                     --------------     --------------     --------------     --------------
NET INCOME (LOSS)
                                                           (735,914)         1,211,673           (397,747)         1,792,010
Dividend requirements on
preferred stock                                             (29,302)           (29,302)           (58,604)           (58,604)
                                                     --------------     --------------     --------------     --------------
Net income (loss) allocable to
common stockholders                                  $     (765,216)         1,182,371           (456,351)         1,733,406
                                                     ==============     ==============     ==============     ==============

Income per share- Continuing Operations before
  Special Charges:
      Basic                                          $          .09     $          .09     $          .15     $          .14
                                                     ==============     ==============     ==============     ==============
      Diluted                                        $          .09     $          .09     $          .15     $          .13
                                                     ==============     ==============     ==============     ==============

Income per share- Continuing Operations:
      Basic                                          $        (0.07)    $         0.09     $        (0.04)    $         0.14
                                                     ==============     ==============     ==============     ==============
      Diluted                                        $        (0.07)    $         0.09     $        (0.04)    $         0.13
                                                     ==============     ==============     ==============     ==============

Net income per share:
      Basic                                          $        (0.07)    $         0.09     $        (0.04)    $         0.13
                                                     ==============     ==============     ==============     ==============
      Diluted                                        $        (0.07)    $         0.08     $        (0.04)    $         0.12
                                                     ==============     ==============     ==============     ==============
Number of common shares used in computations:
      Basic                                              11,712,028         13,676,476         11,684,997         13,826,635
                                                     ==============     ==============     ==============     ==============
      Diluted                                            11,712,028         14,766,397         12,043,305         14,967,415
                                                     ==============     ==============     ==============     ==============



The accompanying notes are an integral part of the consolidated financial statements.

                    ULTRAK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)


                                                                               SIX MONTHS        SIX MONTHS
                                                                                 ENDED              ENDED
                                                                               JUNE 30,1999      JUNE 30,1998
                                                                              --------------    --------------

Cash flows from operating activities:
   Net income (loss)                                                          $     (397,747)        1,792,010
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                              2,888,893         2,034,763
        Provision for losses on accounts receivable                                  368,838           279,979
        Provision for inventory obsolescence                                         (38,314)          309,707
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                         (1,614,178)      (11,623,450)
            Inventories                                                            3,662,885        (7,824,090)
            Advances for inventory purchases                                      (1,812,290)        8,000,298
            Prepaid expenses and other current assets                              1,038,722        (2,598,464)
            Noncurrent notes and other assets                                      2,008,911         1,137,857
            Accounts and notes payable                                               340,348          (776,054)
            Accrued and other current liabilities                                  4,694,124         2,097,089
            Decrease in net assets of discontinued
             operations                                                              922,038         2,008,529
                                                                              --------------    --------------
                 Net cash provided by (used in) operating activities              12,062,230        (5,161,826)
                                                                              --------------    --------------

Cash flows from investing activities:
      Proceeds/purchases of investments, net                                         894,450                --
      Purchases of property and equipment                                         (3,814,277)       (6,183,144)
      Acquisitions, net of cash acquired                                            (404,878)               --
                                                                              --------------    --------------
                 Net cash used in investing activities                            (3,324,705)       (6,183,144)
                                                                              --------------    --------------

Cash flows from financing activities:
      Net borrowings (repayments) on revolving line of credit                      2,311,750        19,000,000
      Decrease in restricted cash                                                         --            (4,540)
      Issuance of common stock, net of issuance costs                                 56,250           (10,951)
      Purchase of treasury stock                                                  (5,645,025)       (7,016,209)
      Payment of preferred stock dividends                                           (58,604)          (58,604)
                                                                              --------------    --------------
                 Net cash provided by (used in) financing activities              (3,335,629)       11,909,696
                                                                              --------------    --------------

Effect of exchange rate changes on cash                                           (1,435,362)          (26,676)

Net increase (decrease) in cash and cash equivalents                               3,966,534           538,050
                                                                              --------------    --------------

Cash and cash equivalents at beginning of the period                               4,480,721        14,101,684
                                                                              --------------    --------------
Cash and cash equivalents at end of the period                                $    8,447,255        14,639,734
                                                                              ==============    ==============

Supplemental schedule of noncash investing and financing:
  Acquisition of businesses
      Assets acquired                                                         $    2,834,767    $           --
      Liabilities assumed                                                           (935,000)               --
      Common stock issued                                                         (1,494,889)               --
                                                                              --------------    --------------
  Net cash paid for acquisitions                                              $      404,878    $           --
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

2. Net Income per Share:

The Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Following is a reconciliation of basic and diluted earnings per share:


                                                   For the Quarter Ended June 30, 1999         For the Quarter Ended June 30, 1998
                                                 ----------------------------------------    ---------------------------------------
                                                      Net                      Per Share        Net                       Per Share
                                                    Income         Shares        Amount        Income        Shares        Amount
                                                 -----------    -----------   -----------    -----------   -----------   -----------

Basic net income (loss) per share:
Income (loss) allocable to common stockholders   $  (765,216)    11,712,028   $      (.07)   $ 1,182,371    13,676,476   $       .09
                                                                              ===========                                ===========

Effect of Dilutive Securities:
   Contingently issuable shares                           --             --                           --       332,618
   Put options                                            --             --                           --       392,065
   Stock options                                          --             --                           --       365,238
   Convertible preferred stock                            --             --                           --            --
                                                 -----------   -----------                   -----------   -----------

Diluted net income (loss) per share              $  (765,216)    11,712,028   $      (.07)   $ 1,182,371    14,766,397   $       .08
                                                 ===========    ===========   ===========    ===========   ===========   ===========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

2.  Net Income per Share, continued:


                                                     For the Six Months Ended June 30,          For the Six Months Ended June 30,
                                                                   1999                                    1998
                                                 ----------------------------------------    ---------------------------------------
                                                    Net                       Per Share         Net                       Per Share
                                                   Income         Shares        Amount         Income         Shares       Amount
                                                 -----------    -----------   -----------    -----------   -----------   -----------

Basic net income (loss) per share:
Income (loss) allocable to common stockholders   $  (456,351)    11,684,997   $      (.04)   $ 1,733,406    13,826,635   $       .13
                                                                              ===========                                ===========

Effect of Dilutive Securities:
   Contingently issuable shares                           --        197,546                           --       359,663
   Put options                                            --          5,999                           --       417,757
   Stock options                                          --        154,763                           --       363,360
   Convertible preferred stock                            --             --                           --            --
                                                 -----------    -----------                  -----------   -----------

Diluted net income (loss) per share              $  (456,351)    12,043,305   $      (.04)   $ 1,733,406    14,967,415   $       .12
                                                 ===========    ===========   ===========    ===========   ===========   ===========


3. 1999 Business Combinations:

On March 15, 1999, the Company acquired 100% of the common stock of ABM Data Systems, Inc., ("ABM") an Austin, Texas software developer for the alarm-monitoring segment of the security industry. Total consideration was 250,000 shares of registered Ultrak common stock valued at approximately $1.8 million. ABM develops, sells, and services computer software for the alarm monitoring security industry, governmental agencies, and proprietary customers and offers support for computer software targeted for automated security monitoring markets.

The transaction has been accounted for as a purchase and the operations of ABM have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 25 years using the straight-line method.

On April 26, 1999, the Company acquired 100% of the stock of Multi Concepts Systems, SA ("MCS"), a Switzerland based systems integrator of electronic security systems. Total consideration included an initial payment of $405,000 in cash and future contingent payments estimated at $850,000 in cash over a three year period based upon a percentage of audited annual operating income. MCS has been the largest European reseller and integrator of Ultrak's SAFEnet access control system over the past ten years.

The transaction has been accounted for as a purchase and the operations of MCS have been included in the Company's statement of income since the date of acquisition. Goodwill is being amortized over 30 years using the straight-line method.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

3. 1999 Business Combinations, continued:

On July 12, 1999, the Company acquired 100% of the stock of MACH Security Sp.z.o.o ("Mach"), based in Szczecin, Poland. Mach is one of the largest distributors of CCTV products in the country of Poland. Total consideration included an initial payment of $275,000 in cash and future consideration estimated at $400,000 in cash over a three year period based upon a percentage of audited annual operating income.

The transaction will be accounted for as a purchase and the operations of Mach will be included in the Company's statement of income since the date of acquisition. Goodwill will be amortized over 30 years using the straight-line method.

4. Note Payable to Bank:

On February 16, 1999, the Company entered into a new three-year credit facility with two banks. The facility was amended on August 12, 1999. The amended credit facility provides for combined borrowings of up to $50.0 million, comprised of a $20.0 million term facility and a $30.0 million revolving line of credit facility. Interest for the combined facility is payable quarterly at prime, LIBOR or EuroLibor plus a range of .75% to 2.75%, depending on the leverage ratio, as defined, for the quarter. Principal payments on the $20.0 million term facility in the quarterly amount of $833,333 commence in April 2000. The combined credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a maximum debt service and minimum net worth amounts. The Company pays a quarterly unused facility fee of .125% to .50%, depending on the leverage ratio for the quarter.

As of June 30,1999, the Company had borrowings in the amount of $40.6 million outstanding under this facility.

5. Segment Disclosure and Foreign Operations:

Effective March 31, 1998, the Company adopted SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information which changes the way the company reports information about its operating segments.

The Company has three business segments: United States-Professional Security Group (US-PSG), United States-Diversified Sales Group (US-DSG), and International-Professional Security Group (Int'l-PSG). The segments are differentiated by the customers serviced as follows:

       US-PSG: This segment consists of sales in the United States to professional security dealers, distributors, installers and certain large end users of professional security products.

       US-DSG: This segment sells video and security products to industrial markets and to consumers in the United States.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

5. Segment Disclosure and Foreign Operations, continued:

       International-PSG: This segment consists of sales to professional security dealers, distributors, installers and certain large end users of professional security products outside the United States.

       Supply: This segment consists of sales to the US-PSG and International-PSG segments of products and systems manufactured by the Company's Ohio and California facilities.

The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on earnings from continuing operations before income taxes and other income and expense. The Corporate column includes corporate overhead-related items.

The following tables provide financial data by segment for the periods noted:




Three months ended June 30, 1999           US-PSG          US-DSG       Int'l-PSG        Supply         Corporate          Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Total revenue                           $ 22,498,914    $ 14,959,068   $ 17,196,771    $  5,637,600                    $ 60,292,353
Intersegment revenue                        (475,148)                    (1,855,778)     (5,637,600)                     (7,968,526)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 22,023,766    $ 14,959,068   $ 15,340,993    $          0    $          0    $ 52,323,827
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss), including      $  2,417,569    $  3,203,537   $     (3,829)   $   (163,474)   $ (7,037,696)   $ (1,583,893)
special charges
Depreciation and amortization expense        182,326          62,346        176,990          28,471       1,085,732       1,535,865




Three months ended June 30, 1998           US-PSG          US-DSG        Int'l-PSG       Supply         Corporate         Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Total revenue                           $ 16,701,883    $ 12,365,760   $ 17,041,351    $  6,534,248                    $ 52,643,242
Intersegment revenue                        (947,239)                    (1,146,932)     (2,030,726)                     (4,124,897)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 15,754,644    $ 12,365,760   $ 15,894,419    $  4,503,522    $          0    $ 48,518,345
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss)                 $  1,773,751    $  2,485,474   $  1,059,758    $    486,228    $ (3,884,895)   $  1,920,316
Depreciation and amortization expense         78,446          44,972        110,712          62,647         835,819       1,132,596




Six months ended June 30, 1999              US-PSG         US-DSG        Int'l-PSG       Supply          Corporate         Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Total revenue                           $ 41,561,393    $ 30,465,625   $ 33,211,890    $ 10,522,362                    $115,761,270
Intersegment revenue                        (818,336)                    (3,428,361)    (10,522,362)                    (14,769,059)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 40,743,057    $ 30,465,625   $ 29,783,529    $          0    $          0    $100,992,211
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss), including      $  3,645,323    $  6,863,204   $    135,781    $   (238,509)   $(11,353,672)   $   (947,873)
special charges
Depreciation and amortization expense        296,599         126,205        369,229          30,429       2,066,431       2,888,893



Six months ended June 30, 1998             US-PSG          US-DSG        Int'l-PSG       Supply         Corporate         Total
                                        ------------    ------------   ------------    ------------    ------------    ------------

Total revenue                           $ 31,196,566    $ 25,206,524   $ 32,068,249    $ 11,393,797                    $ 99,865,136
Intersegment revenue                      (1,701,974)                    (2,412,962)     (2,971,921)                     (7,086,857)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 29,494,592    $ 25,206,524   $ 29,655,287    $  8,421,876    $          0    $ 92,778,279
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss)                 $  3,142,738    $  5,014,718   $  1,124,807    $    217,900    $ (6,499,282)   $  3,000,881
Depreciation and amortization expense        153,672          84,290        170,574         129,536       1,496,690       2,034,762

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

5. Segment Disclosure and Foreign Operations, continued:

Financial information relating to the Company's Corporate segment is as follows:




                                               Three months ended June 30,     Six months ended June 30,
                                             -------------   -------------   -------------   -------------
                                                  1999           1998            1999             1998
                                             -------------   -------------   -------------   -------------
Engineering and other corporate expenses         1,421,917       1,612,200       2,491,588       2,406,887
General and administrative                       1,405,047       1,436,876       2,920,653       2,595,705
Depreciation and amortization                    1,085,732         835,819       2,066,431       1,496,690
Special charges                                  3,125,000              --       3,875,000              --
                                             -------------   -------------   -------------   -------------
  Operating loss                             $   7,037,696   $   3,884,895   $  11,353,672   $   6,499,282
                                             =============   =============   =============   =============


Sales by geographic area were as follows:


                                                 Three months ended June 30,   Six months ended June 30,
                                             -----------------------------   -----------------------------
                                                 1999             1998           1999            1998
                                             -------------   -------------   -------------   -------------

United States                                $  36,982,834   $  32,623,926   $  71,208,682   $  63,122,992
Europe                                          13,926,621      13,810,906      27,547,045      25,722,648
Other                                            1,414,372       2,083,513       2,236,484       3,932,639
                                             -------------   -------------   -------------   -------------
  Total revenues                             $  52,323,827   $  48,518,345   $ 100,992,211   $  92,778,279
                                             =============   =============   =============   =============

6. Special Charges:

Nonrecurring special charges totaling $750,000 were recorded in the quarter ended March 31, 1999 include severance obligations incurred by the Company, one of which was James D. Pritchett, who resigned as the President, Chief Operating Officer and director of the Company effective March 5, 1999. Nonrecurring special charges totaling $3,125,000 were recorded in the quarter ended June 30, 1999 pertaining to European restructuring costs such as employee severance, terminating leases, and consolidation of all purchasing, shipping, and billing activity to Antwerp, Belgium, closing costs of three sales and distribution offices in the US, and centralization of accounting and finance functions at the U.S. headquarters in Lewisville, Texas.

7. Comprehensive Income (Loss):

Total comprehensive loss, consisting of net earnings (loss), unrealized gain
(loss) on investments and foreign currency translation adjustments, amounted to $896,732 and $1,601,892 in the three months and six months ended June 30, 1999, respectively. For the respective 1998 periods, total comprehensive income amounted to $1,232,416 and $1,800,037.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three Months ended June 30, 1999 compared to the
                        Three Months ended June 30, 1998

Results of Operations

For the three months ended June 30, 1999, net sales were $52,323,827, an increase of $3,805,482 (8%) over the same period in 1998. This increase for the three months ended June 30, 1999 was primarily due to internal growth from sales of new products and systems introduced during late 1998 and 1999, increased volume of sales of existing CCTV products and systems to the consumer/do it yourself market and other markets served by the Company, and acquisitions completed during 1999.

Cost of sales was $35,197,960, an increase of $2,208,998 (7%) over the same period in 1998. Gross profit margins on net sales increased to 32.7% for the three months ended June 30, 1999 from 32.0% for the same period in 1998. This increase in gross profit margin was due primarily to increased sales during the quarter of Enterprise Security Solutions ("ESS"), including the Windows NT version of SAFEnet and the MAX 1000 video management system and of the release of new standard products.

Marketing and sales expenses were $8,461,281, an increase of $896,086 (12%) over the same period in 1998. Marketing and sales expenses for the three months ended June 30, 1999 were 16.2% of net sales, up from 15.6% for the same period in 1998. This net increase was due to the effect of acquisitions completed during 1999, the effect of hiring additional field sales personnel, and the effect of hiring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $5,587,614, an increase of $676,338 (14%) over the same period in 1998. General and administrative expenses for the three months ended June 30, 1999 were 10.7% of net sales, up from 10.1% of net sales for the same period in 1998. This net increase was the net effect of acquisitions in 1999, costs related to the establishment of the Company's European headquarters in Antwerp, Belgium offset somewhat by reduced hiring and selective employee terminations during the quarter.

Special charges totaled $3,125,000 for the three months ended June 30, 1999 for European restructuring expenses such as employee severance, terminating leases, and consolidation of all purchasing, shipping, and billing activities to Antwerp, Belgium, estimated closing costs of three sales and distribution offices in the U.S., and costs to centralize the accounting and finance functions to the U.S. headquarters.

Other income was $292,815, an increase of $101,202 (53%) from the same period in 1998. This net increase primarily resulted from the net effects of the Company's investment earnings in Detection Systems, Inc. offset by increased interest expense due to the use of cash to fund the Company's stock repurchase program and acquisitions.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

             For the Six Months ended June 30, 1999 compared to the
                         Six Months ended June 30, 1998

Results of Operations

For the six months ended June 30, 1999, net sales were $100,992,211 an increase of $8,213,932 (9%) over the same period in 1998. This increase for the six months ended June 30, 1999 was primarily due to the internal growth from sales of new products and systems introduced in late 1998 and early 1999, increased volume of sales of existing CCTV products and systems to the consumer/do it yourself market and most of the other markets served by the Company, and acquisitions completed during 1999.

Cost of sales was $67,969,504 an increase of $4,451,255 (7%) over the same period in 1998. Gross profit margins on net sales increased to 32.7% for the six months ended June 30, 1999 from 31.5% for the same period in 1998. This increase in gross profit margin was due to increased sales during the quarter of ESS, including the Windows NT version of SAFEnet and the MAX 1000 video management system, and the newly released camera and monitor lines, the SmartScan III and UltraSwitch products.

Marketing and sales expenses were $16,661,723, an increase of $2,069,868 (14%) over the same period in 1998. Marketing and sales expenses for the six months ended June 30, 1999 were 16.5% of net sales, up from 15.7% for the same period in 1998. This net increase was due to the effect of acquisitions completed during 1999 and the effect of hiring additional field sales personnel, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $10,544,964, an increase of $912,432 (9.5%) over the same period in 1998. General and administrative expenses for the six months ended June 30, 1999 were 10.4% of net sales, and remained flat at 10.4% of net sales for the same period in 1998. This lack of change was due to the net effect of acquisitions in 1999 offset by the Company's other efforts to reduce its general and administrative costs as a percentage of net sales.

Special charges totaled $3,875,000 for the six months ended June 30, 1999 for severance obligations incurred by the Company related to the separation of two former officers, European restructuring expenses such as employee severance, terminating leases, and consolidation of all purchasing, shipping, and billing activities to Antwerp, Belgium, estimated closing costs of three sales and distribution offices in the U.S., and costs to centralize the accounting and finance functions to the U.S. headquarters.

Other income was $250,071, a net decrease of $10,719 (4%) from the same period in 1998. This decrease was primarily resulted from the net effects of the Company's investment earnings in Detection Systems, Inc. offset substantially by increased interest expense due to the use of cash to fund the Company's stock repurchase program and acquisitions.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED



Liquidity and Capital Resources

The Company had a net increase in cash and cash equivalents for the six months ended June 30, 1999 of approximately $3,967,000. Net cash provided by operating activities for the period was approximately $12.1 million, primarily consisting of increases in accrued and other current liabilities, and decreases in inventories, noncurrent notes and other assets, prepaid expenses and other current assets offset partially by increases in advances for inventory and accounts and notes receivables. Net cash used in investing activities was approximately $3.3 million consisting of purchases of property and equipment, primarily related to the worldwide computer software implementation and net cash paid for acquisitions offset by increases in investment earnings in Detection Systems, Inc. Net cash used by financing activities was approximately $3.3 million, consisting primarily of purchases of treasury stock and the payment of dividends on the Company's outstanding Series A Preferred Stock offset by net borrowings on its bank credit facility.

As of June 30, 1999, the Company had unused available revolving lines of credit under its bank facility totaling $9.4 million. The Company is in compliance with or had obtained waivers for all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the bank credit facility and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 1999

   Part II: Other Information

       Item 1.   Legal Proceedings

                 Not Applicable

       Item 2.   Changes in Securities

                 Not Applicable

       Item 3.   Defaults Upon Senior Securities

                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on June 2, 1999. During the meeting, the holders of a majority of the Company's outstanding shares elected six directors until the next annual meeting of shareholders, approved and ratified the selection of Grant Thornton LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ending December 31, 2000 and approved an amendment to the Ultrak, Inc. 1988 Non-Qualified Stock Option Plan to increase the number of shares available under the plan from 1,000,000 to 1,200,000.

       Item 5.   Other Information

                  On April 26, 1999, the Company acquired 100% of the stock of Multi Concepts Systems, SA ("MCS"), a Switzerland based systems integrator of electronic security systems. Total consideration included an initial payment of $405,000 in cash and future contingent payments estimated at $850,000 in cash over a three-year period based upon a percentage of audited annual operating income.

                  On July 12, 1999, the Company acquired 100% of the stock of MACH Security Sp.z.o.o ("Mach"), based in Szczecin, Poland. Mach is one of the largest distributors of CCTV products in the country of Poland. Total consideration included an initial payment of $275,000 in cash and future consideration estimated at $400,000 in cash over a three year period based upon a percentage of audited annual operating income.

       Item 6.   Exhibits and Reports on Form 8-K

                 (a) Exhibits filed with this report:

                 Exhibit 27:   Financial Data Schedule

                 (b) Reports on Form 8-K.

                  None filed during the quarter ended June 30, 1999.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ULTRAK, INC.
                                      (Registrant)



Date: August 12, 1999                 By: /s/ Tim D. Torno
                                         --------------------------------------
                                         Tim D. Torno, Vice President-Finance
                                         Principal Financial and
                                         Accounting Officer

                               INDEX TO EXHIBITS



EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------
  27                        Financial Data Schedule