Form 10-Q
period 1999-09-30
ULTRAK INC
filed 1999-11-10
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         For the quarterly period ended:

                               SEPTEMBER 30, 1999

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999: 11,600,988 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX




   Part I:  Financial Information                             Page No.
                                                              --------
       Consolidated Balance Sheets                                3

       Consolidated Statements of Income                          4

       Consolidated Statements of Cash Flows                      5

       Notes to Consolidated Financial Statements                 6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations              11



   Part II:  Other Information                                    15



   Signatures                                                     16

                     ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                ASSETS                                          1999               1998
                                                                            -------------      -------------
                                                                            (unaudited)
Current Assets:
    Cash and Cash Equivalents                                               $   6,788,775          4,480,721
    Investments                                                                 1,200,033          3,473,563
    Trade Accounts Receivable, less allowance for doubtful accounts            38,640,854         37,404,380
    Inventories, net                                                           50,218,333         46,021,960
    Advances for Inventory Purchases                                            2,198,399          4,878,853
    Prepaid Expenses and Other Current Assets                                   5,423,749          5,491,298
    Deferred Income Taxes                                                       2,956,259          2,956,259
    Net Assets of Discontinued Operations                                       1,882,892          3,486,181
                                                                            -------------      -------------
        Total Current Assets                                                  109,309,294        108,193,215
                                                                            -------------      -------------

Property, Plant and Equipment, at cost                                         25,785,714         20,211,953
        Less accumulated depreciation and amortization                         (8,202,697)        (5,122,470)
                                                                            -------------      -------------
                                                                               17,583,017         15,089,483
                                                                            -------------      -------------

Goodwill, net of accumulated amortization                                      56,597,010         54,861,332

Investment in Detection Systems, Inc.                                          14,531,989         12,702,909

Software Development Costs, net of accumulated amortization                     2,582,596          1,457,266

Other Assets                                                                    2,039,364          4,321,790
                                                                            -------------      -------------

        Total Assets                                                        $ 202,643,270        196,625,995
                                                                            =============      =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                  $  11,379,020          8,368,265
    Accrued Expenses                                                            9,708,510          5,791,205
    Current Maturities of Long-term Debt                                        1,666,666                 --
    Other Current Liabilities                                                   7,315,474          3,842,050
                                                                            -------------      -------------
        Total Current Liabilities                                              30,069,670         18,001,520
                                                                            -------------      -------------

Line of Credit, excluding current maturities                                   36,468,364         37,500,000

Deferred Income Taxes                                                           1,094,065          1,094,065

Commitments and Contingencies                                                          --                 --

Equity Put Options on Common Stock                                                     --          1,563,563

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                        976,755            976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        14,978,138 and 14,703,138 shares issued and outstanding at
        September 30, 1999 and December 31, 1998, respectively                    149,781            147,031
   Additional Paid in Capital                                                 156,445,545        153,333,593
   Retained Earnings                                                           17,520,503         17,130,398
   Accumulated Other Comprehensive Loss                                        (1,756,806)          (967,488)
   Treasury Stock, at cost (3,377,150 and 2,987,950 common shares at
        September 30, 1999 and December 31, 1998, respectively)               (38,324,607)       (32,153,442)
                                                                            -------------      -------------
        Total Stockholders' Equity                                            135,011,171        138,466,847
                                                                            -------------      -------------

        Total Liabilities and Stockholders' Equity                          $ 202,643,270        196,625,995
                                                                            =============      =============

The accompanying notes are an integral part of the consolidated financial statements.

         ULTRAK, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF INCOME

                                                     THREE MONTHS      THREE MONTHS      NINE MONTHS        NINE MONTHS
                                                         ENDED            ENDED             ENDED              ENDED
                                                    SEPT. 30, 1999    SEPT. 30, 1998    SEPT. 30, 1999    SEPT. 30, 1998
                                                    ---------------- ----------------- ----------------- ------------------
                                                      (unaudited)      (unaudited)       (unaudited)        (unaudited)
Net sales                                           $     51,281,007        52,618,516       152,273,218        145,396,795
Cost of sales                                             34,411,019        35,442,438       102,380,523         98,960,687
                                                    ---------------- ----------------- ----------------- ------------------
        Gross profit                                      16,869,988        17,176,078        49,892,695         46,436,108
        Gross profit %                                          32.9%             32.6%             32.8%              31.9%

Other operating costs:
    Marketing and sales                                    8,339,484         8,195,204        25,001,207         22,787,059
    General and administrative                             5,564,164         4,426,471        16,109,128         14,059,003
    Depreciation and goodwill amortization                 1,568,516         1,304,668         4,457,409          3,339,430
    Special charges                                               --                --         3,875,000                 --
                                                    ---------------- ----------------- ----------------- ------------------
                                                          15,472,164        13,926,343        49,442,744         40,185,492
                                                    ---------------- ----------------- ----------------- ------------------
        Operating profit                                   1,397,824         3,249,735           449,951          6,250,616

Other (expense) income:
   Interest expense, net                                    (710,641)         (287,788)       (2,141,309)          (373,897)
   Equity in income of Detection Systems, Inc.               450,000                --         1,300,000                 --
   Other, net                                                399,238           868,030         1,229,977          1,214,929
                                                    ---------------- ----------------- ----------------- ------------------
                                                             138,597           580,242           388,668            841,032
                                                    ---------------- ----------------- ----------------- ------------------

INCOME FROM CONTINUING OPERATIONS                          1,536,421         3,829,977           838,619          7,091,648
   BEFORE INCOME TAXES
       Income tax expense                                   (660,661)       (1,701,061)         (360,606)        (3,011,229)
                                                    ---------------- ----------------- ----------------- ------------------

INCOME FROM CONTINUING OPERATIONS                            875,760         2,128,916           478,013          4,080,419
Discontinued operations, net of tax effects:
      Loss from operations                                        --           343,682                --            503,175
      Gain on disposal                                            --           (77,946)               --            (77,946)
                                                    ---------------- ----------------- ----------------- ------------------

                                                                  --           265,736                --            425,229
                                                    ---------------- ----------------- ----------------- ------------------
NET INCOME                                                   875,760         1,863,180           478,013          3,655,190
Dividend requirements on
preferred stock                                              (29,302)          (29,302)          (87,908)           (87,908)
                                                    ---------------- ----------------- ----------------- ------------------
Net income allocable to
common stockholders                                 $        846,458         1,833,878           390,105          3,567,282
                                                    ================ ================= ================= ==================

Income per share - Continuing Operations before
  Special Charges:
      Basic                                         $           0.07 $            0.15 $            0.22 $             0.29
                                                    ================ ================= ================= ==================
      Diluted                                       $           0.07 $            0.14 $            0.22 $             0.27
                                                    ================ ================= ================= ==================

Income per share - Continuing Operations:
      Basic                                         $           0.07 $            0.15 $            0.03 $             0.29
                                                    ================ ================= ================= ==================
      Diluted                                       $           0.07 $            0.14 $            0.03 $             0.27
                                                    ================ ================= ================= ==================

Net income per share:
      Basic                                         $           0.07 $            0.14 $            0.03 $             0.26
                                                    ================ ================= ================= ==================
      Diluted                                       $           0.07 $            0.13 $            0.03 $             0.24
                                                    ================ ================= ================= ==================
Number of common shares used in computations:
      Basic                                               11,646,944        13,172,459        11,672,288         13,605,996
                                                    ================ ================= ================= ==================
      Diluted                                             12,226,365        14,789,674        12,371,622         15,179,500
                                                    ================ ================= ================= ==================


The accompanying notes are an integral part of the consolidated financial statements.

                 ULTRAK, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                                   NINE MONTHS       NINE MONTHS
                                                                      ENDED             ENDED
                                                                 SEPT. 30, 1999     SEPT. 30, 1998
                                                                ----------------   -----------------
Cash flows from operating activities:
   Net income                                                   $        478,013           3,655,190
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                  4,457,409           3,339,430
        Provision for losses on accounts receivable                      497,509             680,926
        Change in allowance for inventory obsolescence                   (26,119)            876,918
        Changes in operating assets and liabilities:
            Accounts receivable                                       (1,733,983)        (21,259,113)
            Inventories                                               (4,170,254)         (5,029,407)
            Advances for inventory purchases                           2,680,454           4,671,168
            Prepaid expenses and other current assets                    287,562          (1,306,340)
            Noncurrent other assets                                    1,971,376           1,106,537
            Accounts and notes payable                                 3,010,755           1,057,453
            Accrued and other current                                  5,955,729           2,469,643
            Decrease in net assets of discontinued
             operations                                                1,914,339           5,734,348
                                                                ----------------   -----------------
              Net cash provided by (used in) operating
                 activities                                           15,322,790          (4,003,247)
                                                                ----------------   -----------------

Cash flows from investing activities:
      Proceeds/purchases of investments, net                             444,450         (10,208,750)
      Purchases of property and equipment                             (6,522,197)        (11,439,294)
      Acquisitions, net of cash acquired                                (679,878)                 --
      Net assets of discontinued operations                                   --           2,337,342
                                                                ----------------   -----------------
              Net cash used in investing activities                   (6,757,625)        (19,310,702)
                                                                ----------------   -----------------

Cash flows from financing activities:
      Net borrowings (repayments) on revolving line of credit            635,030          32,600,000
      Decrease in restricted cash                                             --           2,773,440
      Issuance of common stock, net of issuance costs                     56,250             220,127
      Purchase of treasury stock                                      (6,171,165)        (15,099,184)
      Payment of preferred stock dividends                               (87,908)            (87,908)
                                                                ----------------   -----------------
              Net cash provided by (used in) financing
                 activities                                           (5,567,793)         20,406,475
                                                                ----------------   -----------------

Effect of exchange rate changes on cash                                 (689,318)            (55,570)

Net increase (decrease) in cash and cash equivalents                   2,308,054          (2,963,044)
                                                                ----------------   -----------------
Cash and cash equivalents at beginning of the period                   4,480,721          14,099,684
                                                                ----------------   -----------------
Cash and cash equivalents at end of the period                  $      6,788,775          11,136,640
                                                                ================   =================

Supplemental schedule of noncash investing and financing:
  Acquisition of businesses
      Assets acquired                                           $      3,609,767   $              --
      Liabilities assumed                                             (1,435,000)                 --
      Common stock issued                                             (1,494,889)                 --
                                                                ================   =================
  Net cash paid for acquisitions                                $        679,878   $              --
                                                                ================   =================

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

Following is a reconciliation of basic and diluted earnings per share:

                                              For the Quarter Ended Sept. 30, 1999    For the Quarter Ended Sept. 30, 1998
                                              -------------------------------------- ---------------------------------------
                                                  Net                    Per Share       Net                     Per Share
                                                Income       Shares        Amount       Income        Shares       Amount
                                              ------------ ------------  ----------- -------------  ------------ -----------
Basic net income per share:
Income allocable to common stockholders       $    846,458   11,646,944  $       .07 $   1,833,878    13,172,459 $       .14
                                                                         ===========                             ===========

Effect of Dilutive Securities:
   Contingently issuable shares                         --           --                         --       332,981
   Put options                                          --           --                         --       551,723
   Stock options                                        --      172,440                         --       325,529
   Convertible preferred stock                      29,302      406,981                     29,302       406,981
                                              ------------ ------------              -------------  ------------

Diluted net income per share                  $    875,760   12,226,365  $       .07 $   1,863,180    14,789,674 $       .13
                                              ============ ============  =========== =============  ============ ===========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

2.  Net Income per Share, continued:

                                                    For the Nine Months Ended                For the Nine Months Ended
                                                         Sept. 30, 1999                           Sept. 30, 1998
                                              -------------------------------------  ----------------------------------------
                                                 Net                     Per Share       Net                      Per Share
                                                Income       Shares       Amount        Income         Shares       Amount
                                              ----------- -------------  ----------  -------------  ------------- -----------
Basic net income per share:
Income allocable to common stockholders       $   390,105    11,672,288  $      .03  $   3,567,282     13,605,996 $       .26
                                                                         ==========                               ===========

Effect of Dilutive Securities:
   Contingently issuable shares                        --       131,698                         --       350,769
   Put options                                         --            --                         --       462,413
   Stock options                                       --       160,655                         --       353,341
   Convertible preferred stock                     87,908       406,981                     87,908       406,981
                                              ----------- -------------              -------------  -------------

Diluted net income per share                  $   478,013    12,371,622  $      .03  $   3,655,190     15,179,500 $       .24
                                              =========== =============  ==========  =============  ============= ===========

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

The pro forma effects of these acquisitions are not material.

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

As of September 30,1999, the Company had borrowings in the amount of $38.1 million outstanding under this facility.

5.   Segment Disclosure and Foreign Operations:

The Company has three business segments: United States-Professional Security Group (US-PSG), United States-Diversified Sales Group (US-DSG), and International-Professional Security Group (Int'l-PSG). The segments are differentiated by the customers serviced as follows:

       US-PSG: This segment sells to professional security dealers, distributors, installers and certain large end users of professional security products in the United States.

       US-DSG: This segment sells video and security products to industrial markets and to consumers in the United States.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

5.  Segment Disclosure and Foreign Operations, continued:

       International-PSG: This segment sells to professional security dealers, distributors, installers and certain large end users of professional security products outside the United States.

       Supply: This segment sells to the US-PSG and International-PSG segments of products and systems manufactured by the Company's Ohio and California facilities.

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

The following tables provide financial data by segment for the periods noted:

Three months ended Sept. 30, 1999           US-PSG         US-DSG      Int'l-PSG     Supply     Corporate        Total
---------------------------------       -------------    ----------- -----------   -----------  ------------    -------------
Total revenue                           $  21,933,508    $13,535,498 $21,172,297   $ 5,125,997                  $  61,767,300
Intersegment revenue                         (391,519)                (4,968,777)   (5,125,997)                   (10,486,293)
                                        =============    =========== ===========   ===========  ============    =============
Revenue from external customers         $  21,541,989    $13,535,498 $16,203,520   $         0  $          0    $  51,281,007
                                        =============    =========== ===========   ===========  ============    =============

Operating profit (loss)                 $   2,231,854    $ 2,416,861 $   623,421   $  (245,682) $ (3,628,630)   $   1,397,824
Depreciation and amortization expense         176,647         54,368     199,324        15,215     1,122,962        1,568,516

Three months ended Sept. 30, 1998           US-PSG         US-DSG      Int'l-PSG     Supply        Corporate         Total
---------------------------------       -------------    ----------- -----------   -----------  ------------    -------------
Total revenue                           $  17,145,256    $13,980,995 $15,961,208   $ 8,828,961                   $ 55,916,420
Intersegment revenue                       (1,572,495)                  (823,996)     (901,413)                    (3,297,904)
                                        =============    =========== ===========   ===========  ============    =============
Revenue from external customers         $  15,572,761    $13,980,995 $15,137,212   $ 7,927,548  $          0     $ 52,618,516
                                        =============    =========== ===========   ===========  ============    =============

Operating profit (loss)                     1,537,535      2,941,769     661,626     1,896,880    (3,788,075)    $  3,249,735
Depreciation and amortization expense          96,034         50,471     266,161        41,460       850,542        1,304,668

Nine months ended Sept. 30, 1999            US-PSG         US-DSG      Int'l-PSG     Supply        Corporate         Total
---------------------------------       -------------    ----------- -----------   -----------  ------------    -------------
Total revenue                           $  63,494,901    $44,001,123 $54,384,187   $15,648,359                   $177,528,570
Intersegment revenue                       (1,209,855)                (8,397,138)  (15,648,359)                   (25,255,352)
                                        =============    =========== ===========   ===========  ============    =============
Revenue from external customers         $  62,285,046    $44,001,123 $45,987,049   $         0  $          0     $152,273,218
                                        =============    =========== ===========   ===========  ============    =============

Operating profit (loss), including      $   5,877,177    $ 9,280,065 $   759,202      (484,191) $(14,982,302)    $    449,951
special charge
Depreciation and amortization expense         473,246        180,573     568,553        45,644     3,189,393        4,457,409

Nine months ended Sept. 30, 1998            US-PSG         US-DSG      Int'l-PSG     Supply     Corporate           Total
---------------------------------       -------------    ----------- -----------   -----------  ------------    -------------
Total revenue                           $  48,341,822    $39,187,519 $48,029,457   $20,222,758                   $155,781,556
Intersegment revenue                       (3,274,469)                (3,236,958)   (3,873,334)                   (10,384,761)
                                        =============    =========== ===========   ===========  ============    =============
Revenue from external customers         $  45,067,353    $39,187,519 $44,792,499   $16,349,424  $          0     $145,396,795
                                        =============    =========== ===========   ===========  ============    =============

Operating profit (loss)                 $   4,680,273    $ 7,956,487 $ 1,786,433   $ 2,114,780  $(10,287,357)    $  6,250,616
Depreciation and amortization expense         249,706        134,761     436,735       170,996     2,347,232        3,339,430

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

5.       Segment Disclosure and Foreign Operations, continued:

Financial information relating to the Company's Corporate segment is as follows:

                                                 Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                 -----------------------------     ---------------------------
                                                      1999             1998            1999            1998
                                                 -------------     -----------     -----------     -----------
Engineering R & D and other corporate expenses       1,102,019       1,404,463       3,593,607       3,811,350
General and administrative                           1,403,649       1,533,070       4,324,302       4,128,775
Depreciation and amortization                        1,122,962         850,542       3,189,393       2,347,232
Special charges                                                             --       3,875,000              --
                                                 -------------     -----------     -----------     -----------
  Operating loss                                 $   3,628,630     $ 3,788,075     $14,982,302     $10,287,357
                                                 =============     ===========     ===========     ===========

Sales by geographic area were as follows:

                                                 Three months ended Sept. 30,      Nine months ended Sept. 30,
                                                 -----------------------------     ---------------------------
                                                      1999             1998            1999            1998
                                                 -------------     -----------     -----------     -----------
United States                                    $  35,077,487     $37,481,304     $106,286,169   $100,604,296
Europe                                              14,120,351      13,235,901       41,667,396     38,958,549
Other                                                2,083,169       1,901,311        4,319,653      5,833,950
                                                 =============     ===========     ===========     ===========
  Total revenues                                 $  51,281,007     $52,618,516     $152,273,218   $145,396,795
                                                 =============     ===========     ===========     ===========


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

7.       Comprehensive Income (Loss):

Total comprehensive income (loss), consisting of net earnings (loss), unrealized gain (loss) on investments and foreign currency translation adjustments, amounted to $684,554 and ($917,338) in the three months and nine months ended September 30, 1999, respectively. For the respective 1998 periods, total comprehensive income amounted to $934,142 and 2,734,179.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          For the Three Months ended September 30, 1999 compared to the
                      Three Months ended September 30, 1998

Results of Operations

For the three months ended September 30, 1999, net sales were $51,281,007, a decrease of $1,337,509 (2.5%) over the same period in 1998. This decrease was primarily due to lower standard product sales arising from the consolidation of Ultrak's dealer base through acquisitions by a few large companies in the industry and the reduction of inventory levels by several large retail customers in the consumer/do-it-yourself division.

Cost of sales was $34,411,019, a decrease of $1,031,419 (2.9%) over the same period in 1998. Gross profit margins on net sales increased slightly to 32.9% for the three months ended September 30, 1999 from 32.6% for the same period in 1998. This increase in gross profit margin was due primarily to increased sales during the quarter of Enterprise Security Solutions(TM) ("ESS(TM)"), including the Windows NT(R) version of SAFEnet(TM) and the MAX 1000(TM) video management system and of the release of new standard products offset by lower standard product sales and reduced sales in the consumer/do-it-yourself division.

Marketing and sales expenses were $8,339,484, an increase of $144,280 (1.8%) over the same period in 1998. Marketing and sales expenses for the three months ended September 30, 1999 were 16.3% of net sales, up from 15.6% for the same period in 1998. This net increase was due to the effect of acquisitions completed during 1999, the effect of hiring additional field sales personnel and the effect of hiring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $5,564,164, an increase of $1,137,693 (26%) over the same period in 1998. General and administrative expenses for the three months ended September 30, 1999 were 10.9% of net sales, up from 8.4% of net sales for the same period in 1998. This net increase was primarily due to the net effect of acquisitions in 1999 and the costs related to the establishment of the Company's European headquarters in Antwerp, Belgium.

Other income was $138,597, a decrease of $441,645 (76%) from the same period in 1998. This net decrease primarily resulted from the net effects of increased interest expense due to the use of cash to fund the Company's stock repurchase program and acquisitions offset by the Company's investment earnings in Detection Systems, Inc.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

        For the Nine Months ended September 30, 1999 compared to the Nine
                         Months ended September 30, 1998

Results of Operations

For the nine months ended September 30, 1999, net sales were $152,273,218 an increase of $6,876,423 (4.7%) over the same period in 1998. This increase for the nine months ended September 30, 1999 was primarily due to the internal growth from sales of new products and systems introduced in late 1998 and early 1999, increased volume of sales of existing CCTV products and systems to the consumer/do it yourself market and most of the other markets served by the Company, and acquisitions completed during 1999.

Cost of sales was $102,380,523 an increase of $3,419,836 (3.5%) over the same period in 1998. Gross profit margins on net sales increased to 32.8% for the nine months ended September 30, 1999 from 31.9% for the same period in 1998. This increase in gross profit margin was due to increased sales of ESS, including the Windows NT version of SAFEnet and the MAX 1000 video management system, and the newly released camera and monitor lines, the SmartScan(R) III and UltraSwitch products.

Marketing and sales expenses were $25,001,308, an increase of $2,214,148 (9.7%) over the same period in 1998. Marketing and sales expenses for the nine months ended September 30, 1999 were 16.4% of net sales, up from 15.7% for the same period in 1998. This net increase was due to the effect of acquisitions completed during 1999 and the effect of hiring additional field sales personnel, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $16,109,128, an increase of $2,050,125 (14.6%) over the same period in 1998. General and administrative expenses for the nine months ended September 30, 1999 were 10.6% of net sales, up from 9.7% of net sales for the same period in 1998. This increase was due to the net effect of acquisitions in 1999 and costs related to the establishment of the Company's European headquarters in Antwerp, Belgium partially offset by the effect of the Company's other efforts to reduce its general and administrative costs as a percentage of net sales.

Special charges totaled $3,875,000 for the nine months ended September 30, 1999 for severance obligations incurred by the Company related to the separation of two former executives, European restructuring expenses such as employee severance, terminating leases, and consolidation of all purchasing, shipping, and billing activities to Antwerp, Belgium, estimated closing costs of three sales and distribution offices in the U.S., and costs to centralize the accounting and finance functions to the U.S. headquarters.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

          For the Nine Months ended September 30, 1999 compared to the
                      Nine Months ended September 30, 1998

Results of Operations, continued

Other income was $388,668, a net decrease of $452,364 (54%) from the same period in 1998. This decrease primarily resulted from the net effects of the Company's investment earnings in Detection Systems, Inc. offset substantially by increased interest expense due to the use of cash to fund the Company's stock repurchase program and acquisitions.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED



Liquidity and Capital Resources

The Company had a net increase in cash and cash equivalents for the nine months ended September 30, 1999 of approximately $2,308,000. Net cash provided by operating activities for the period was approximately $15.3 million, primarily consisting of increases in accrued and other current liabilities, accounts and notes payable, and decreases in advances for inventory purchases, noncurrent notes and other assets offset partially by increases in inventory and accounts receivables. Net cash used in investing activities was approximately $6.7 million consisting of purchases of property and equipment, primarily related to the worldwide computer software implementation and net cash paid for acquisitions offset by increases in investment earnings in Detection Systems, Inc. Net cash used by financing activities was approximately $5.6 million, consisting primarily of purchases of treasury stock and the payment of dividends on the Company's outstanding Series A Preferred Stock offset by net borrowings on its bank credit facility.

As of September 30, 1999, the Company had unused available revolving lines of credit under its amended bank facility totaling $11.9 million. The Company is in compliance with or had obtained waivers for all of its covenants with its lender as of the date of this report.

The Company believes that internally generated funds, available borrowings under the bank credit facility and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's market risk exposure since the filing of the Annual Report on Form 10-K.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 1999

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

       Item 3.   Defaults Upon Senior Securities
                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders
                 Not Applicable

       Item 5.   Other Information
                 Not Applicable

       Item 6.   Exhibits and Reports on Form 8-K

                 (a)    Exhibits filed with this report:

                 Exhibit 10.1: First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain Lenders, dated August 12, 1999.

                 Exhibit 10.2: Employment Agreement, dated June 1, 1999, between the Company and Ted Wlazlowski.

                 Exhibit 10.3: Employment Agreement, dated June 1, 1999, between the Company and Tim D. Torno.

                 Exhibit 27: Financial Data Schedule

                 (b) Reports on Form 8-K.
                 None filed during the quarter ended September 30, 1999.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ULTRAK, INC.
                                  (Registrant)


   Date: November 10, 1999           By: /s/ Tim D. Torno
                                         ---------------------------------------
                                     Tim D. Torno, Vice President-Finance
                                     Principal Financial and
                                     Accounting Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
Exhibit 10.1:    First Amended and Restated Credit Agreement between Ultrak,
                 Inc., Bank One of Texas, N.A. and Certain Lenders, dated August
                 12, 1999.

Exhibit 10.2: Employment Agreement, dated June 1, 1999, between the Company and Ted Wlazlowski.

Exhibit 10.3: Employment Agreement, dated June 1, 1999, between the Company and Tim D. Torno.

Exhibit 27:      Financial Data Schedule