Form 10-K
period 1999-12-31
ULTRAK INC
filed 2000-03-27
CIK 318259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                          COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 29, 2000 was $128,372,000. As of that date 11,670,188 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    The information required by Part III is incorporated by reference from the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Ultrak, Inc. (the "Company" or "Ultrak") designs, manufactures, markets, sells and services innovative electronic products and systems for use in security and surveillance, industrial video and professional audio markets worldwide. These products and systems include high-speed dome systems, monitors, switchers, quad processors, time lapse recorders, multiplexers, video transmission systems, access control systems, a broad line of cameras, lenses, computerized observation and security systems, audio equipment and accessories. The Company has generated rapid growth with sales increasing from $1.8 million in 1987 to $206.4 million in 1999.

    It is the Company's objective to set new standards in quality, performance and value by providing single-source Enterprise Security Solutions to its customers in the form of integrated systems whereby all closed circuit television ("CCTV") components, network video, video badging, alarms, access control, as well as facility and alarm management functions and reporting are controlled from one single console. Integrated systems better serve the end user by improving their ease of operation, security, health/safety and loss prevention, and at the same time reducing maintenance and training costs. Ultrak's management believes that integrated systems provide customers maximum functionality at the lowest possible cost.

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

    Ultrak operates sales, distribution and manufacturing locations worldwide. The Company has sales facilities in six U.S. cities, England, France, Germany, Italy, Poland, Switzerland, Singapore, Australia, and South Africa, as well as active representation through Company sales representatives and systems integrators in Bejing, China, Canada, Mexico and Brazil. The Company operates an e-commerce website for the consumer/do-it-yourself markets under the name SecurityandMore.com. The Company established a centralized, European headquarters facility in Antwerp, Belgium in 1999 to coordinate efforts among its foreign operations. Customers are supported by eight distribution centers worldwide and manufacturing facilities located in the United States, Australia and South Africa.

    Ultrak's products and systems include Enterprise Security Solutions and Standard Products.

ENTERPRISE SECURITY SOLUTIONS

    As a technology leader in the security and surveillance markets, Ultrak distinguishes itself from its competitors by providing Ultrak's Enterprise Security Solutions ("ESS") for manufacturing facilities, airports, office complexes, government agencies, hospitals, casinos, retail stores and other organizations that increasingly need integrated electronic security and surveillance systems. that combine CCTV matrix switching, network digital video transmission, access control, video badging, intrusion detection, and alarm management and communications. These products and systems play an increasingly important role in traffic management and public safety applications.

    ESS is available in a building block approach that allows customers to choose the applications that they need today, yet allows for system expansion at anytime. Included as part of ESS is the Company's DAVE (Duplex Analog Video Encoding) Technology system. Ultrak's proprietary DAVE Technology(TM) System 2000 utilizes technology that provides complete and continuous video coverage using a large array of cameras connected by a single loop of coaxial cable. The Company sells these products and systems to distributors, dealers and systems integrators through its own field sales personnel. ESS are customized and scaled to meet the needs of all of the Company's customers regardless of the business size. It is the Company's strategy to develop and acquire a comprehensive line of products and integrated systems, build worldwide sales, service and support and provide single-source solutions to its customers.

STANDARD PRODUCTS AND INTEGRATED SYSTEMS

    The following Ultrak standard products and integrated systems are sold into the professional security and surveillance markets: cameras, lenses, domes and housings, monitors, time-lapse and digital recorders, ruggedized cameras, monitors and recorders for mobile video applications, digital processors (quads and multiplexers), switchers and video management systems, video transmission equipment, access control and facility management equipment.

     Small businesses and homeowners are installing video observation systems to replace or supplement conventional alarm systems as CCTV continues to become more affordable . The consumer do-it-yourself security and surveillance market consists of those applications in which end users purchase security and surveillance systems and install the systems themselves in their small businesses or homes. Video products sold into this market are characterized by affordability, aesthetically appealing designs, ease of installation and maintenance and mobility. The typical consumer do-it-yourself market CCTV system can be wired or wireless and consists of a camera, a monitor, a switcher or quad processor and, optionally, a video recorder. These products are available in either black and white or color models. Consumer do-it-yourself CCTV products are sold through mass merchandisers, warehouse clubs, electronic retail stores, office and juvenile product superstores, as well as through retail catalogs. These consumer/do-it-yourself products have also been available since September 1999 through the Company's e-commerce website: SecurityandMore.com.

    It is the Company's strategy to provide easy-to-install and easy-to-operate video products and systems that are "feature rich" and affordably priced. The Company continues to expand these product lines and introduce these, or similar products and systems into the European market. The Company sells these products through a combination of its own sales force and manufacturer's representatives under the Ultrak brand name.

    The professional audio market includes public address equipment for office complexes, hotels, airports and retail stores. In addition, this market includes sound reinforcement systems for concert halls, churches, arenas and theaters. Ultrak produces and markets products for professional audio and sound reinforcement systems such as amplifiers, speakers, mixers, equalizers, microphones, CD players, turntables and accessories. The Company sells these systems through a direct sales force in France and through manufacturer's representatives in other countries.

    Industrial and commercial video products are used in various production and manufacturing processes. The Company sells to the industrial/commercial markets through systems integrators, who assemble and sell equipment that incorporates video cameras. Video cameras are used for machine vision, computer imaging, robotics, microscopy, high-speed inspection and high temperature furnace monitoring. The use of industrial video offers more precise assessment than human visual inspection, and can measure image parameters that are imperceptible to the human eye. These systems are also used to remotely monitor automated assembly lines to ensure that each process on the assembly line is accurately and completely performed. New industrial applications are emerging as new equipment is developed and as production automation levels increase.

    The Company's strategy with regard to the industrial video market is to strengthen customer loyalty by backing-up advanced products with technical expertise, a large variety of products and outstanding customer support. The Company uses a combination of its own sales force and manufacturer's representatives to sell these products to dealers and OEM accounts.

STRATEGY

    Ultrak's strategy is to develop and form relationships with it's customers-the end users of the Company's solutions-and to provide them with the high quality and performance products and systems they need and desire worldwide. The Company is committed to satisfying its customers' needs with complete security solutions and measures its success by the ability to achieve this goal. The Company reaches its customers by direct contact with key influencers/consultants and sells to these customers through its channel partners, which are dealers, system integrators and distributors. Additionally, Ultrak's strategy is to provide product improvement that is driven by customer requirements and to build worldwide marketing capabilities to maximize market coverage and decrease the time it takes to get its products to market.

    With the continued expansion of SecurityandMore.com, the Company's consumer/do it yourself e-commerce Website launched in September 1999, new products and information are continuously being added. In light of the high stock market valuations bestowed upon successful e-commerce companies, the Company is exploring the sale of a portion of SecurityandMore.com in an initial public offering with a later spin-off of the remaining shares to Ultrak shareholders. This scenario would provide SecurityandMore.com with sufficient capital to grow even faster and would give it the flexibility to grow unfettered.

ACQUISITIONS

    Acquisitions have contributed significantly to the Company's continued growth over the past five years. The Company believes that acquisitions are an effective way to obtain new and related products and integrated systems, add experienced personnel, access additional channels of distribution, expand into new geographic territories, diversify its customer base and improve operating efficiencies through economies of scale. As the security industry continues to consolidate, Ultrak continues to search for growth through acquisitions. During 1997, the Company completed five acquisitions, made a minority investment in one company and established an 80 percent-owned subsidiary in the Pacific Rim. During 1998, the Company completed two acquisitions, acquired the minority interest in its Pacific Rim subsidiary and sold one subsidiary to a third party. During 1999, the Company completed three acquisitions and completed the sale of its minority investment in one company.

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

1998 ACQUISITIONS:

Norbain France

    During February 1998, the Company acquired the net assets of Norbain France SARL, a French corporation wholly owned by Norbain PLC, a UK corporation, for assumption of the net liabilities of approximately $1.2 million.

Ultrak Asia Ltd

    In July 1998, the Company acquired the remaining 20% interest owned by a third party of Ultrak Asia for $30,000 in cash.

1999 ACQUISITIONS:

ABM Data Systems, Inc.

    Effective March 1, 1999, the Company acquired ABM Data Systems, Inc. ("ABM"), based in Austin, Texas, which develops, sells and services computer software for the alarm monitoring security industry, government agencies and proprietary customers and offers support for computer software targeted for the automated security monitoring markets, for 250,000 shares of Common Stock, valued at $1.5 million. ABM is a market leader in the alarm monitoring industry, selling its software products under the Phoenix brandname. ABM's products are sold primarily through dealers, systems integrators and to Fortune 500 companies for their proprietary command centers, major national banks, state governments, universities, hospitals and others. The acquisition of ABM provides the Company access to the high-end alarm monitoring market.

Multi Concepts Systemes, SA

    Effective April 1, 1999, the Company acquired 100% of the stock of Multi Concepts Systemes, SA ("MCS"), a Switzerland based systems integrator of electronic security systems. Total consideration included an initial payment of $405,000 in cash and future contingent payments based upon a percentage of MCS net income and book value, as defined. MCS has been the largest European reseller and integrator of Ultrak's SAFEnet access control system over the past ten years.

MACH Security Sp.z.o.o

    Effective July 1, 1999, the Company acquired 100% of the stock of MACH Security Sp.z.o.o ("Mach"), based in Szczecin, Poland. Mach is one of the largest distributors of CCTV products in Poland. Total consideration included an initial payment of $275,000 in cash and future contingent payments based upon a percentage of MACH net income, as defined.

1998-99 DIVESTITURES:

Dental Vision Direct, Inc.
and Veravision

    In August 1998, the Company completed the sale of the stock of Dental Vision Direct, Inc. ("DVD"); a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental"). DVD owned all of the outstanding stock of Veravision. The consideration included approximately $3.0 million in cash, a $3.9 million short-term note (which was subsequently paid in full) and warrants to acquire 540,000 shares of American Dental common stock (which currently trades on the NASDAQ under the symbol "ADLI"). In addition, the Company retained rights to receive the net proceeds from the outstanding trade accounts receivable and accounts payable at the date of closing. A gain on the sale of approximately $78,000 was recorded and all prior periods have been restated to reflect the operations of DVD as discontinued.

Securion 24

    On March 3, 1999, the Company completed the sale of its 10% ownership of capital stock of Securion to Mr. Mutsuo Tananka for approximately $1.8 million in cash.

MARKETING AND SALES

    Ultrak operates through highly focused selling groups organized according to Ultrak's target markets. Ultrak's customer-focused structure allows for individual attention to each target market, quick response to customer needs and early identification of market requirements and new product ideas. Generally, the Company reaches each target market through regional sales professionals supported by telemarketing, product catalogs, direct mail, magazine advertising and industry trade shows.

    Beginning in 1998 and continuing through 1999, the Company began implementing an internal reorganization of its sales and marketing operations known as "Team Ultrak" which promotes a unified network of sales professionals that are highly customer focused. Under this new philosophy, product supply units, customer service units and technology units have been unified to provide the Company's sales force with the means to better serve customer needs. New sales teams have been established in strategic geographic locations in the U.S. and along product lines. This team approach has been identified as a means for integrating the sales aspects of various operations acquired by the Company since 1995 and to encourage cross selling of Ultrak products. With the expansion of its sales force and its focus on "Team Ultrak" sales approach-providing solution sales versus product sales- the Company anticipates substantial growth in sales during 2000 and beyond.

    Ultrak strives to meet or exceed its customers' need through the following operating principles:

         o Knowing our customers, the market and our business partners

         o Providing business opportunities for our business partners

         o Engineering world class security solutions

         o Guaranteeing best in class customer support

         o Offering ongoing support programs to assure highest long term value

    The Company uses various brand names for products sold through each of its selling groups to maximize market penetration of each selling group, to minimize market channel conflicts and to differentiate products by features, applications and price. The Company's proprietary brand names, many of which are registered trademarks, include Ultrak, Diamond Electronics, MAXPRO, Videosys, SAFEnet, Exxis, Smart Choice, BST, Industrial Vision Source, SecurityandMore.com and ESS. Approximately 90% of the products sold by the Company in 1999 carried Ultrak brand names, up from 87% in 1998 and 85% in 1997. The Company also sells brands such as Panasonic(R), Mitsubishi(R), and Sony(R).

    Ultrak began actively pursuing the international market in 1995. In 1995 and early 1996, Ultrak sold its products and systems in a number of countries including Mexico, Brazil, Argentina, England, France, Germany, Denmark, India, China, South Korea, Japan, The Philippines and Australia. Since the second quarter of 1996, the Company acquired MAXPRO (Australia), Bisset (France), VideV (Germany), Intervision (the UK), the Videosys Group (Italy), Philtech (South Africa), MCS (Switzerland), Mach (Poland) and established a distribution company in Singapore, which has substantially expanded the Company's presence internationally. See Note K to the Company's Consolidated Financial Statements with respect to business segments.

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

    As of December 31, 1999, the Company had a full-time engineering staff of 85 employees compared to only four as of December 31, 1994. Because of the complex and highly specialized requirements of Ultrak products and systems, these employees are experienced in a wide range of engineering disciplines including charged-coupled device ("CCD") technology, analog and digital signal processing, CCTV management and switching technology, computer based access control technology, facility management technology and high speed dome technology. In addition, the Company's international contract manufacturers employ a number of engineers who are primarily dedicated to research and development efforts of products sold by Ultrak.

    In 1999, the Company introduced its computer-based SAFEnet NT system, the Windows-NT(R) version of Ultrak's flagship line of integrated access control and security systems. At the core of the Company's ESS offerings, SAFEnet NT provides a stable, flexible platform for the integration of new functions and technologies. 1999 also marked the start of a major development effort to redesign and streamline the SAFEnet field hardware which the Company expects to be completed by mid-2000 incorporating a new distributed architecture that was developed specifically for the SAFEnet system.

PRODUCTS AND SYSTEMS

    The Company's motto, "Quality Products That Make a Difference," encapsulates the Company's strategy of developing technologically advanced and cost-effective products and systems that are unique and solve customers' specific needs or problems. Through in-house product development, and with the product lines the Company has obtained through acquisitions, Ultrak offers a broad line of Ultrak branded products and systems. The Company's brand names include Ultrak, Diamond Electronics, MAXPRO, VideV Systems, Videosys, SAFEnet, Exxis, Smart Choice, BST, Industrial Vision Source and ESS. Approximately 90% of the products sold by the Company in 1999 carried the Company's brand names. The Company continues to offer brands such as Panasonic, Mitsubishi, Dedicated Micros and Sony.

    The Company's products and systems include a broad line of cameras, lenses, high-speed dome and housings, monitors, time-lapse and digital recorders, digital processors, switchers and video management systems, ESS, the DAVE Technology(TM) system, video transmission equipment access control and facility management equipment, control matrix switching systems and accessories, professional audio products, video printers, video otoscopes and furnace viewing products.

OPERATIONS

    A critical element of the Company's operations are its management information systems. In early 1997, the Company selected SAP, a leading enterprise software system, for its domestic information needs. As of February 1998, the Company and it's related domestic facilities, had successfully completed the SAP conversion process at its Lewisville, Texas Worldwide Support Center. As previously anticipated, SAP will unite Ultrak and all of its domestic subsidiaries with a common inventory, sales, accounting/financial and database management system by mid-2000. Via laptop computers, the Ultrak domestic sales team can easily communicate with the host system from any remote location. Internationally, the Company has selected "Exact", a multilingual, multicurrency and Euro compliant software for its European information needs. By mid-2000, all of the Companies European operations will be live on the "Exact" software and will be linked together with a common inventory, sales, accounting and financial system.

    Ultrak believes that one of the keys to its success is its commitment to be responsive and provide excellent service to its customers. Domestic orders are entered into the Company's Lewisville, Texas-based SAP computer system either directly by the customer through electronic data interchange, by traveling sales representatives using laptop computers or by in-house sales personnel. After the computer system performs an automated check of the customer's account and credit limit, the order is released to be shipped from available inventory at one of the four domestic stocking warehouse locations. Because the Company maintains domestically a relatively large inventory of products, it ships most items within 24 hours of receipt of the order. The Company's domestic stocking warehouse locations are Lewisville (Dallas), Texas; Austin, Texas; Rancho Cucamonga (Ontario), California; and Carroll (Columbus), Ohio. Approximately 91% of all domestic shipments are made from the Lewisville, Texas warehouse.

    The Company also considers continuous training of its customers to be critical in an ever-increasing competitive market. In 1999, the Company's training capabilities were doubled and there are now three training rooms at the Ultrak Worldwide Support Center in Lewisville, Texas. Multiple training sessions on Ultrak's products and systems are continue all year with salespeople, customers and field installation technicians attending to learn more about our technology and products.

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

    Substantially all of the Company's purchases from its non-affiliated contract manufacturers are made in United States Dollars or the Euro with the remaining purchases made in Japanese Yen, Australian Dollars, the South African Rand and English Pounds. To date, the Company's purchases have not been materially adversely affected by fluctuations in the valuation of any international currency. It is expected that the Company will continue to purchase the vast majority of its products in United States Dollars (for it's U.S. operations) or the Euro (for it's European operations).

    To ensure complete customer service and satisfaction, Ultrak offers third-party leasing services and after-sale service for all equipment sold by the Company.

    Ultrak offers a limited warranty on all products shipped. The Company generally warrants that its products will conform to Ultrak's published specifications and be free from defects in materials and workmanship at the time of sale.

    When goods are delivered to Ultrak, a random sampling quality assurance procedure is performed. Selected units are verified for functionality, proper packaging, labeling and documentation. The Company's primary contract manufacturer is ISO9001 certified. The quality assurance procedures in the Company's Ohio plant and California facility comply with ISO9001 specifications. The Company is currently in the process of obtaining ISO9001 certification on its Lewisville, Texas facility, which is expected to be completed by Q2 2001.

BACKLOG

    As of December 31, 1999 and 1998, the Company had approximately $14.9 million and $13.1 million respectively, in order backlog which it considered to be firm. Because purchase orders are subject to cancellation or delay by customers with limited or no penalty, the Company's backlog is not necessarily indicative of future revenues or earnings. Since the Company ships most products within 24 hours of receipt of the order, the Company believes that backlog is not a significant measurement of the Company's financial position.

INTELLECTUAL PROPERTY

    As part of its ongoing engineering and development activities, Ultrak seeks patent protection on inventions covering new products and improvements when appropriate. Ultrak currently holds a number of United States and foreign patents and has a number of pending patent applications. Although the Company's patents have value, the Company believes that the success of its business depends more on innovation, sales efforts, superior customer service, technical expertise and knowledge of its personnel and other factors. The Company also relies upon trade secret protection for its confidential and proprietary information. Many of the Company's brands are registered trademarks owned by the Company.

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

    The Company considers its major competitors to be the CCTV and access control operations of Sensormatic Electronics Corporation, Burle (part of Philips Communication & Security Systems, Inc.), Panasonic, Pelco, Vicon Industries, Inc. and Casi- Rusco.

EMPLOYEES

    As of December 31, 1999, the Company had 695 full-time employees employed worldwide at 15 primary locations and 12 field sales offices, of which 283 were sales and sales support personnel, 140 were warehouse/manufacturing personnel, 78 were technical/service personnel, 85 were engineering and product development personnel and 109 were administrative and managerial personnel. The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, in a market where such people are in demand. No employee is represented by a union or covered by a collective bargaining agreement and the Company has not experienced a work stoppage or strike. The Company considers its employee relations to be good.

    The Company's newly adopted mission statement provides for Ultrak to be the preferred worldwide provider of end user focused security solutions while upholding these fundamental principles:

     o  Meet or exceed our customers' expectations

     o Provide a productive, fulfilling and mutually respectful environment for our employees

     o  Maximize shareholder value

     o  Recognize that profitability is essential to our success

     o  Act ethically and with integrity

ITEM 2.  PROPERTIES

    The Company moved to its new Worldwide Support Center in January 1998. The facility is comprised of approximately 170,000 square feet of leased office and warehouse space located on 14 acres of land in Lewisville, Texas, pursuant to a lease with an initial term expiring in April 2003. There is adequate available space on the premises for expansion of the Worldwide Support Center if such expansion is deemed necessary. At the conclusion of the initial lease term, the Company has an option to acquire the facility. The Company also leases additional office/distribution warehouse space in Austin, Texas; Las Vegas, Nevada; Paris, France; Preston (Manchester), England; Antwerp, Belgium; San Vendemiano (Venice), Italy; Dusseldorf, Germany; Crissier (Lausanne), Switzerland; Szczecin, Poland; Sydney, Australia; Johannesburg, South Africa and Singapore.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 1999.

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


                                            HIGH               LOW
                                            ----               ---
         1999
            First quarter.........         $ 8.13             $5.88
            Second quarter........           6.75              5.50
            Third quarter.........           7.75              5.69
            Fourth quarter........           7.75              4.75

         1998
            First quarter.........         $10.00             $8.13
            Second quarter........          10.00              8.38
            Third quarter.........           9.13              6.69
            Fourth quarter........           8.75              6.88

    As of February 29, 2000, there were approximately 1,200 holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data for the Company as of and for the five fiscal years ended December 31, 1999, have been derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected consolidated financial data includes the effects of businesses acquired in 1995, 1996, 1997, 1998 and 1999. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes which are included elsewhere herein. The Company has pursued an aggressive growth strategy since 1996. See pages 4-6 for a discussion of these acquisitions. Because of these transactions, the income statement and balance sheet data presented below may not be comparable from year to year.


                                                                     YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------
                                                                          (In thousands)

    INCOME STATEMENT DATA:                           1995         1996        1997         1998         1999
                                                   ---------   ---------    ---------    ---------    ---------
Net sales .....................................    $  92,161   $ 126,539    $ 174,902    $ 195,223    $ 206,436
Cost of sales .................................       69,710      88,714      120,883      131,677      138,561
                                                   ---------   ---------    ---------    ---------    ---------
Gross profit ..................................       22,451      37,825       54,019       63,546       67,875

Marketing and sales expenses ..................       10,811      15,548       26,706       30,909       35,504
General and administrative expenses ...........        4,652       8,871       19,130       19,885       21,679
Depreciation and amortization .................          891       1,436        3,971        4,667        5,911
Special charges ...............................           --          --        3,122           --        3,875
                                                   ---------   ---------    ---------    ---------    ---------
     Total operating expenses .................       16,354      25,855       52,929       55,461       66,969
                                                   ---------   ---------    ---------    ---------    ---------

Operating profit ..............................        6,097      11,970        1,090        8,085          906
Other expense (income) ........................        1,899         214       (2,953)        (461)      (1,052)
                                                   ---------   ---------    ---------    ---------    ---------

Income from continuing operations before
     income taxes .............................        4,198      11,756        4,043        8,546        1,958
Incomes taxes .................................        1,526       4,004        1,726        3,589        1,286
                                                   ---------   ---------    ---------    ---------    ---------

Income from continuing operations .............        2,672       7,752        2,317        4,957          672
Income (loss) from discontinued operations ....           23        (153)          84       (1,402)        (107)
                                                   ---------   ---------    ---------    ---------    ---------
     Net income ...............................        2,695       7,599        2,401        3,555          565

Dividend requirements on preferred stock ......          117         117          117          117          117
                                                   ---------   ---------    ---------    ---------    ---------
Net income allocable to common stockholders ...    $   2,578   $   7,482    $   2,284    $   3,438    $     448
                                                   =========   =========    =========    =========    =========


Weighted average shares outstanding - basic ...        6,870       9,486       13,970       13,255       11,645
Income per common share from continuing
     Operations - basic .......................    $    0.38   $    0.80    $    0.16    $    0.37    $     .05
                                                   =========   =========    =========    =========    =========

Net income per common share - basic ...........    $    0.38   $    0.79    $    0.16    $    0.26    $     .04
                                                   =========   =========    =========    =========    =========


    BALANCE SHEET DATA:                                   1995          1996          1997       1998       1999
                                                       ---------     ---------     ---------   ---------  ---------
Working capital .................................      $  9,880       $119,163      $ 94,064   $ 90,192   $ 79,714
Total assets ....................................        52,955        172,510       185,256    196,626    200,350
Short-term debt .................................        24,482             --            --         --         --
Long-term debt ..................................         1,535             --            --     37,500     37,000
Stockholder's equity and equity put options .....        16,497        155,961       163,198    140,030    132,663

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The consolidated financial statements include the accounts of Ultrak and its 15 consolidated subsidiaries. The Company is further organized in the U.S. into separate selling divisions; all supported by common administrative functions such as credit, accounting, payroll, purchasing, legal, warehousing, training and computer support services. All significant intercompany balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

    The Company has experienced substantial growth in recent years. Net sales have grown from $1.8 million in 1987 to $206.4 million in 1999. Increases in net sales have come from increased volume of sales of existing products and systems to all of the markets served by the Company, introduction and sales of new products and systems, creation of new selling groups to focus on new markets and acquisitions of businesses in the security and surveillance, access control industries and alarm monitoring industries.

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

    In 1999, the Company completed three acquisitions. Effective March 1, 1999, Ultrak acquired all of the outstanding stock of ABM, a company that develops and sells computer software for the alarm monitoring security industry based in Austin, Texas. Effective April 1, 1999 Ultrak acquired all of the outstanding stock of Multi Concepts Systemes, SA, an integrator of electronic security systems based in Crissier, Switzerland. Effective July 1, 1999, the Company acquired all of the outstanding stock of Mach Security, Sp. z.o.o., a distributor of CCTV products based in Szczecin, Poland.

    Product sales are recorded when goods are shipped to the customer. Most of the Company's sales are made to its domestic customers on Net 30 or Net 60 day credit terms after a credit review has been performed to establish creditworthiness and to determine an appropriate credit limit. The Company's international sales are made under varying terms depending upon the creditworthiness of the customer, and include the use of letters of credit, payment in advance of shipment or open trade terms. Sales to one legal entity accounted for approximately 21% of total sales during 1999, 17% of total sales during 1998 and 12% of total sales during 1997. However, sales to this legal entity are made independently via two separate business segments within the Company to two separate buying organizations within the legal entity.

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

    General and administrative expenses include costs of all corporate and general administrative functions that support the existing selling divisions as well as provides the infrastructure for future growth. General and administrative expenses consist primarily of salaries and related benefits of executive, administrative, operations and engineering, research and development personnel, legal, audit and other professional fees, supplies, other engineering costs and travel-related costs. During 1997, 1998 and 1999 the Company added new corporate management in several areas to help facilitate and manage its growth.

    Engineering, research and product development costs are included in general and administrative expenses and consist primarily of salaries, overhead and material costs associated with the development of new products offered by the Company. All such R&D costs have been expensed when incurred.

    During the years ended December 31, 1999 and 1998, the Company capitalized approximately $1.7 and $1.5 million, respectively, in software development costs primarily pertaining to its SAFEnet NT software and its ESS software development projects. The Company's investment in engineering, research and software development projects increased significantly during 1997, and have continued to increase on an absolute basis in 1998 and 1999.

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

    A substantial portion of the Company's purchases and sales are derived from operations outside the United States. Since the revenues and expenses of the Company's foreign operations are generally denominated in local currency, exchange rate fluctuations between local currencies and the dollar subject the Company to currency exchange risks with respect to the results of its foreign operations. Therefore, the Company is subject to these risks to the extent that it is unable to denominate its purchases or sales in dollars or otherwise shift to its customers or suppliers the effects of currency exchange rate fluctuations. Such fluctuations in exchange rates could have a material adverse effect on the Company's results of operations. The Company did not have foreign exchange forward or currency option contracts outstanding at December 31, 1999.

    The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales represented by certain items in the Company's consolidated summary of income for the indicated periods.

                                                          YEARS ENDED DECEMBER 31,
                                                     1997          1998          1999
                                                 ----------     ----------      ---------
Net sales ..................................          100.0%         100.0%         100.0%

Cost of sales ..............................           69.1           67.4           67.1
                                                 ----------     ----------     ----------
Gross profit ...............................           30.9           32.6           32.9
                                                 ----------     ----------     ----------

Marketing and sales expenses ...............           15.3           15.8           17.2
General and administrative expenses ........           10.9           10.2           10.5
Depreciation and amortization ..............            2.3            2.4            2.9
Special charges ............................            1.8           --              1.9
                                                 ----------     ----------     ----------
         Total operating expenses ..........           30.3           28.4           32.5
                                                 ----------     ----------     ----------
Operating profit ...........................             .6            4.2             .4

Other expense (income) .....................           (1.7)           (.2)           (.5)
                                                 ----------     ----------     ----------
Income from continuing operations
before income taxes ........................            2.3            4.4             .9
Income taxes ...............................            1.0            1.8             .6
                                                 ----------     ----------     ----------
Income from continuing operations ..........            1.3            2.6             .3
Discontinued operations,
net of tax effects .........................             .1            (.8)          --
                                                 ----------     ----------     ----------

Net income .................................            1.4%           1.8%            .3%
                                                 ==========     ==========     ==========

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    For the year ended December 31, 1999, net sales were $206.4 million, an increase of $11.2 million (6%) over 1998. This increase was primarily due to the internal growth from sales of new products and systems introduced in late 1998 and early 1999, and acquisitions completed during 1999.

    Cost of sales were $138.6 million for 1999, an increase of $6.9 million (5%) over 1998. Gross profit margins increased to 32.9% in 1999 from 32.6% in 1998. This increase in gross profit margin was due primarily to increased sales of Ultrak branded products and higher margins earned on its software based products.

    Marketing and sales expenses were $35.5 million for 1999, an increase of $4.6 million (15%) over 1998. Marketing and sales expenses for 1999 were 17.2% of net sales, up from 15.8% in 1998. This increase was due to the effect of acquisitions completed during 1999, the effect of hiring additional field sales personnel and the effect of hiring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

    General and administrative expenses were $21.7 million for 1999, an increase of $1.8 million (9%) over 1998. General and administrative expenses for 1999 were 10.5% of net sales, up from 10.2% of net sales in 1998. This increase was primarily due to the effect of acquisitions in 1999 and the costs related to the establishment of the Company's European headquarters in Antwerp, Belgium. Depreciation and amortization expenses were $5.9 million for 1999, an increase of $1.2 million (27%) over 1998. Depreciation and amortization expenses for 1999 were 2.9% of net sales, up from 2.4% of net sales in 1998 due to increased capital expenditures in 1998 and 1999. .

    Included in the Company's 1999 results is a special charge of $3,875,000 related to restructuring of our Europe and domestic operations. This restructuring effort is pursuant to a specific plan of action intended to take advantage of new opportunities and consolidation and centralization of European activities. In the first quarter of 1999, the Company recorded nonrecurring charges of $750,000 related to domestic severance obligations. During the second quarter of 1999, the Company recorded nonrecurring charges of $3,125,000 related to consolidation of four locations into it's European headquarters in Antwerp, Belgium in order to centralize administrative, accounting and finance functions including centralization of purchasing, shipping and billing activities. Also included in these nonrecurring charges were employee severance and lease termination costs for the European consolidation and the closing of three U.S. sales/distribution offices.

    Other income was approximately $1.1 million for 1999, an increase of $590,000 from 1998. This increase was due to equity in earnings of Detection Systems, Inc. ("DETC") and gains on sale of investments offset by increased interest expense.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    For the year ended December 31, 1998, net sales were $195.2 million, an increase of $20.3 million (12%) over 1997. This increase was due to the effect of new acquisitions during 1997, sales of new products introduced during late 1997 and 1998 and increased volume of sales of existing CCTV products to most of the markets served by the Company.

    Cost of sales were $131.7 million for 1998, an increase of $10.8 million (9%) over 1997. Gross profit margins increased to 32.6% in 1998 from 30.9% in 1997. This increase was due to the continued increased sales levels of Ultrak-branded products, cost reductions realized on certain Ultrak-branded products and somewhat higher margins earned on software based products and other new products introduced during late 1997 and 1998.

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

    Other income was approximately $.5 million for 1998, a decrease of $2.5 million from 1997. This decrease was due to the Company's shift during mid 1997 to invest excess funds in marketable equity securities (including the investment in DETC) instead of interest bearing investments, the use of cash to fund the Company's stock repurchase program and the increase in expense on bank borrowings during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had a net increase in cash and cash equivalents for 1999 of approximately $277,000. Net cash provided by operating activities for the period was approximately $12.8 million, primarily consisting of increases in accounts and notes payable, and decreases in advances for inventory purchases, noncurrent notes and other assets offset partially by increases in inventory and accounts receivables. Net cash used in investing activities was approximately $5.8 million consisting of purchases of marketable securities, purchases of property and equipment, primarily related to the worldwide computer software implementations, software development capitalization costs and net cash paid for acquisitions offset by proceeds from sales of marketable securities. Net cash used by financing activities was approximately $7.1 million, consisting primarily of purchases of treasury stock and the payment of dividends on the Company's outstanding Series A Preferred Stock offset by net repayments on its bank credit facility and proceeds from exercises of stock options.

    On March 22, 2000, the Company entered into a new two-year credit facility. The credit facility provides for borrowings up to $45.0 million under a revolving line of credit based upon available collateral. Interest for the credit facility is payable quarterly at prime plus a range of 0% to .25% or LIBOR plus a range of 2.25% to 2.75%, depending on the leverage ratio and other conditions, as defined, for the quarter. The credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The Company pays a quarterly unused fee of .375% per annum.

    The Company believes that internally generated funds, available borrowings under the new credit facility and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next 12 months.

DERIVATIVE FINANCIAL INSTRUMENTS

    During 1997, the Company sold equity put options covering 2.6 million shares. As of December 31, 1998, one equity put option remained outstanding and the Company has recorded on the balance sheet its potential repurchase obligation related to the put option totaling $1.6 million at its exercise price of $12.51 per share. The single remaining put option was exercised on January 13, 1999 with the Company purchasing 125,000 shares of its Common Stock. As of December 31, 1999, there were no outstanding equity put options.

YEAR 2000 COSTS

    The Year 2000 issue presented a pervasive and complex set of issues in the business environment, as virtually every computer operation within the Company could have been affected in some way by the rollover of the two-digit year value to "00". The issue is whether systems would properly recognize date sensitive information when the year changed to 2000. Systems that did not properly recognize such information could generate erroneous data or cause complete system failures. With respect to its internal systems, the Company continues the process of implementing a multi-lingual and multi-currency enterprise software at all of Ultrak's facilities worldwide. As of August 1998, the Company had successfully completed the conversion process to SAP at its Worldwide Service and Support Center, as well as four other domestic facilities. SAP's software and all associated third party applications are represented to be Year 2000 compliant and the Company has not experienced any material difficulty or events of failure with SAP. The Company's Ohio manufacturing facility existing business systems were upgraded as of September 1999, and the Company anticipates conversion of the Ohio facility to SAP by mid-2000. In January 2000, the Company successfully completed implementation of SAP at its Austin, Texas location. European implementation began in March 1999 using "Exact" software, a European multilingual, multi-currency Y2K and Euro compliant software. For all European systems that were not Year 2000 compliant, the Company has successfully converted those computer systems as of December 31, 1999. During the years ended December 31, 1999, 1998 and 1997, the Company incurred approximately $3.2 million, $6.3 million and $1.6 million, respectively, related to its implementation of SAP in the U.S and Exact in Europe. It is expected that the remaining phases of the "Exact" implementation in Europe will additionally cost approximately $500,000, which will be incurred in 2000. Such costs are expected to be capitalized and amortized over the estimated useful life of the software.

    Following the millenium event on January 1, 2000, the Company has not experienced any material or adverse consequences as a result of a Year 2000 computer error. Based upon the completion of conversions to SAP in 1999 and anticipated completions in 2000, and discussions with its primary suppliers and vendors, the Company does not believe that the Year 2000 issues will have a material impact on the financial position, results of operations or cash flows of the Company. However, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs in the future caused by undetected errors or defects in the technology used in the Company's internal systems, which are composed of third party software, third party hardware that contains embedded software and the Company's own software products.

INFLATION

    During the years ended December 31, 1999, 1998 and 1997, the cost of property and equipment, lease expense and salaries and wages increased modestly. The increases have not had a material impact on the Company's results of operations during any of the periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

Foreign exchange

    The Company has foreign-based operations, primarily in Western Europe, which accounted for 31% of 1999 net sales. The Company issues intercompany loans to its foreign subsidiaries denominated in U.S. dollars on a long-term basis, exposing the foreign subsidiaries to the effect of changes in spot exchange rates of their local currency relative to the U.S. dollar. In addition, many of the foreign-based operations make sales to customers denominated in different currencies, which carry minimal market risk because the transactions normally settle quickly. The Company does not regularly use forward-exchange contracts to hedge these exposures. Based on the Company's foreign currency exchange rate exposure for intercompany borrowings of approximately $20 million at December 31, 1999, a 10% adverse change in currency rates would reduce accumulated other comprehensive income by approximately $2.0 million.

Interest rates

    The Company's credit arrangements expose it to fluctuations in interest rates. At December 31, 1999, the Company had $37 million outstanding under its revolving line of credit, which provided for interest to be paid quarterly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each quarter. Based upon the interest rates and borrowings at December 31, 1999, a 10% increase in interest rates would adversely affect the Company's financial position, annual results of operations, or cash flows by approximately $300,000.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's proxy statement for its 2000 Annual Meeting of Stockholders (the "2000 Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2000. See also the list of the Company's executive officers and related information under "Directors and Executive Officers" in Part I thereof.

ITEM 11.  EXECUTIVE COMPENSATION

    There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Executive Compensation and Other Information" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    There is hereby incorporated by reference the information with respect to security ownership to appear under the caption "Security Ownership of Principal Stockholders and Management" in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There is hereby incorporated by reference the information to appear under the caption "Executive Compensation and Other Information - Certain Transactions" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statement Schedules filed as part of this Annual Report on Form 10-K.

    Financial Statements:

                  Report of Independent Certified Public Accountants.

                  Consolidated Balance Sheets as of December 31, 1999 and 1998.

                  Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

        10.13     Credit Agreement, dated as of February 16, 1999, among Ultrak,
                  Inc., Bank One, Texas, N.A. and Certain Lenders (filed as
                  Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

        10.14     Stock Purchase Agreement dated August 5, 1998, between the
                  Company and American Dental Technologies, Inc. (filed as
                  Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

        10.15     Stock Sale Agreement dated February 23, 1999 between the
                  Company and Mutsuo Tanaka (filed as Exhibit 10.15 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998)

        10.16     Employment Agreement, dated January 1, 1998, between the
                  Company and Ted Wlazlowski (filed as Exhibit 10.16 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1998)

        10.17     Agreement and Plan of Merger dated March 15, 1999 among ABM
                  Data Systems, Inc., Robert F. James, Ultrak, Inc. and ABM
                  Acquisition Corp. (filed as Exhibit 1 to the Company's Current
                  Report on Form 8-K dated March 18, 1999)

        10.18     First Amended and Restated Credit Agreement between Ultrak,
                  Inc., Bank One of Texas, N.A. and Certain Lenders, dated
                  August 12, 1999 (filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999)

        10.19     Employment Agreement, dated June 1, 1999, between the Company and Ted Wlazlowski (filed as Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999)

        10.20     Employment Agreement, dated June 1, 1999, between the Company and Tim D. Torno (filed as Exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended March 31,
                  1999)

        *10.21 First Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain
                  Lenders, dated November 12, 1999

        *10.22    Second Amendment to First Amended and Restated Credit
                  Agreement between Ultrak, Inc., Bank One of Texas, N.A. and
                  Certain Lenders, dated January 31, 2000

        *10.23 Third Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain
                  Lenders, dated February 29, 2000

        *10.24    Amendment No. 4 to Ultrak, Inc. 1988 Non-Qualified Stock
                  Option Plan

        *21.1     Subsidiaries of the Company

        *27.1     Financial Data Schedule

----------

* Exhibits 10.21, 10.22, 10.23, 10.24, 21.1 and 27.1 are filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March, 2000

                                        ULTRAK, INC.

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

                      NAME                                        TITLE                                  DATE
              /s/ George K. Broady                    Chairman of the Board and Chief                 March 27, 2000
------------------------------------------------      Executive Officer
               George K. Broady                       (Principal Executive Officer)



               /s/ Tim D. Torno                       Vice President-Finance, Assistant Secretary,    March 27, 2000
------------------------------------------------      Treasurer and Chief Financial Officer
                 Tim D. Torno                         (Principal Financial and Accounting
                                                      Officer)


             /s/ Malcolm J. Guddis                    Director                                        March 27, 2000
------------------------------------------------
               Malcolm J. Guddis

              /s/ Charles C. Neal                     Director                                        March 27, 2000
------------------------------------------------
                Charles C. Neal

              /s/ Roland Scetbon                      Director                                        March 27, 2000
------------------------------------------------
                Roland Scetbon

             /s/ Robert F. Sexton                     Director                                        March 27, 2000
------------------------------------------------
               Robert F. Sexton

            /s/ George Vincent Broady                 Director                                        March 27, 2000
 -----------------------------------------------
               George Vincent Broady

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Ultrak, Inc.


We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




GRANT THORNTON LLP

Dallas, Texas
February 12, 2000 (except for Note D, as to which the date is March 22, 2000)

                          ULTRAK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                       ASSETS                                       1999             1998
                                                               -------------    -------------
CURRENT ASSETS
    Cash and cash equivalents                                  $   4,757,512    $   4,480,721
    Marketable securities                                            600,033        3,473,563
    Trade accounts receivable, less allowance for doubtful
       accounts of $2,401,773 and $1,657,549 at
       December 31, 1999 and 1998, respectively                   41,337,442       37,404,380
    Inventories, net                                              49,097,433       46,021,960
    Advances for inventory purchases                               1,943,617        4,878,853
    Prepaid expenses and other current assets                      4,230,732        5,491,298
    Deferred income taxes                                          3,959,604        2,956,259
    Net current assets of discontinued operations                  1,905,831        3,486,181
                                                               -------------    -------------

                 Total current assets                            107,832,204      108,193,215


PROPERTY, PLANT AND EQUIPMENT, at cost                            26,879,627       20,574,475
    Less accumulated depreciation and amortization                (9,016,169)      (5,484,992)
                                                               -------------    -------------
                                                                  17,863,458       15,089,483

OTHER ASSETS
    Goodwill, net of accumulated amortization of $7,054,360
       and $4,767,601 at December 31, 1999 and 1998,
       respectively                                               56,337,690       54,861,332
    Investment in Detection Systems, Inc.                         13,354,019       12,702,909
    Software development cost, less accumulated amortization
       of $249,012 and $73,311 at December 31, 1999 and 1998       2,973,764        1,457,266
    Net noncurrent assets of discontinued operations                      --          311,050
    Other                                                          1,989,373        4,010,740
                                                               -------------    -------------
                                                                  74,654,846       73,343,297
                                                               -------------    -------------
                 Total assets                                  $ 200,350,508    $ 196,625,995
                                                               =============    =============

                          ULTRAK, INC. AND SUBSIDIARIES

                                  December 31,




           LIABILITIES AND STOCKHOLDERS' EQUITY                                1999            1998
                                                                          -------------    -------------
CURRENT LIABILITIES
    Accounts payable - trade                                              $  15,739,200    $   8,368,265
    Accrued expenses                                                          5,916,432        5,791,205
    Accrued restructuring costs                                               1,749,073               --
    Other current liabilities                                                 4,713,081        3,842,050
                                                                          -------------    -------------

                 Total current liabilities                                   28,117,786       18,001,520

LINE OF CREDIT                                                               37,000,000       37,500,000

DEFERRED INCOME TAXES                                                         2,569,870        1,094,065

COMMITMENTS AND CONTINGENCIES                                                        --               --

EQUITY PUT OPTIONS ON COMMON STOCK                                                   --        1,563,563

STOCKHOLDERS' EQUITY
    Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
       195,351 shares authorized, issued and outstanding                        976,755          976,755
    Common stock, $.01 par value; 20,000,000 shares authorized;
       14,981,471 and 14,703,138 shares issued at December 31,
       1999 and 1998, respectively                                              149,815          147,031
    Additional paid-in capital                                              156,708,110      153,333,593
    Retained earnings                                                        17,578,720       17,130,398
    Accumulated other comprehensive loss                                     (4,067,437)        (967,488)
    Treasury stock, at cost (3,442,250 and 2,987,950 shares
       at December 31, 1999 and 1998, respectively)                         (38,683,111)     (32,153,442)
                                                                          -------------    -------------

                 Total stockholders' equity                                 132,662,852      138,466,847
                                                                          -------------    -------------

                 Total liabilities and stockholders' equity               $ 200,350,508    $ 196,625,995
                                                                          =============    =============

        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                            Years ended December 31,


                                                           1999             1998             1997
                                                      -------------    -------------    -------------
Net sales                                             $ 206,436,552    $ 195,222,550    $ 174,902,001
Cost of sales (exclusive of depreciation shown
    separately below)                                   138,561,105      131,676,673      120,882,700
                                                      -------------    -------------    -------------

                  Gross profit                           67,875,447       63,545,877       54,019,301

Other operating costs:
    Marketing and sales                                  35,504,076       30,909,127       26,705,668
    General and administrative                           21,678,426       19,885,071       19,130,365
    Depreciation and goodwill amortization                5,911,464        4,666,508        3,971,114
    Special charges                                       3,875,000               --        3,122,000
                                                      -------------    -------------    -------------
                                                         66,968,966       55,460,706       52,929,147
                                                      -------------    -------------    -------------

                  Operating profit                          906,481        8,085,171        1,090,154

Other income (expense):
    Interest expense                                     (2,964,954)      (1,373,941)        (154,965)
    Interest income                                         175,837          412,383        1,853,639
    Cost of terminated merger                                    --               --         (697,055)
    Gain on sale of investments                             669,543          675,000        1,694,664
    Foreign exchange gains (losses)                         376,948          (97,838)              --
    Equity in income of Detection Systems, Inc.           1,885,000          350,000               --
    Other, net                                              909,513          496,074          257,244
                                                      -------------    -------------    -------------
                                                          1,051,887          461,678        2,953,527
                                                      -------------    -------------    -------------

                  Income from continuing operations
                      before income taxes                 1,958,368        8,546,849        4,043,681

Income taxes                                             (1,285,814)      (3,589,676)      (1,726,458)
                                                      -------------    -------------    -------------

                  Income from continuing operations         672,554        4,957,173        2,317,223

Discontinued operations, net of taxes
    Loss (income) from operations                           107,022        1,480,243          (83,491)
    Gain on disposal                                             --          (77,946)              --
                                                      -------------    -------------    -------------

                  NET INCOME                                565,532        3,554,876        2,400,714

Dividend requirements on preferred stock                   (117,210)        (117,210)        (117,210)
                                                      -------------    -------------    -------------

Net income allocable to common stockholders           $     448,322    $   3,437,666    $   2,283,504
                                                      =============    =============    =============

        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,


                               1999      1998      1997
                              ------    ------    ------
Income per common share:
    Continuing operations
       Basic                  $ 0.05    $ 0.37    $ 0.16
                              ======    ======    ======

       Diluted                $ 0.05    $ 0.34    $ 0.15
                              ======    ======    ======

    Discontinued operations
       Basic                  $(0.01)   $(0.11)   $   --
                              ======    ======    ======

       Diluted                $(0.01)   $(0.10)   $   --
                              ======    ======    ======

    Net income
       Basic                  $ 0.04    $ 0.26    $ 0.16
                              ======    ======    ======

       Diluted                $ 0.04    $ 0.24    $ 0.15
                              ======    ======    ======

        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Years ended December 31,


                                                                                                         Deferred issuance
                                                                                                             of common
                                                                                                          stock related to
                                          Preferred Stock                  Common Stock                  companies acquired
                                   -----------------------------   -----------------------------   ------------------------------
                                      Shares           Amount         Shares          Amount           Shares          Amount
                                   -------------   -------------   -------------   -------------   -------------    -------------
Balance at January 1, 1997               195,351         976,755      13,863,101   $     138,631          91,802    $         918

Comprehensive income
   Net income                                 --              --              --              --              --               --
   Other comprehensive
     income
       Foreign currency
          translation adjustment              --              --              --              --              --               --

              Total

Issuance of common stock                      --              --              --              --         (40,983)            (410)
Acquisition of businesses                     --              --         574,532           5,745              --               --
Exercise of stock options
   and warrants                               --              --           8,108              81              --               --
Treasury stock purchases                      --              --              --              --              --               --
Proceeds from sale of
   equity put options
   on common stock                            --              --              --              --              --               --
Redemption price of
   equity put options                         --              --              --              --              --               --
preferred stock dividends                     --              --              --              --              --               --
                                   -------------   -------------   -------------   -------------   -------------    -------------
Balance at December 31, 1997             195,351         976,755      14,445,741         144,457          50,819              508
                                   -------------   -------------   -------------   -------------   -------------    -------------
Comprehensive income
   Net income                                 --              --              --              --              --               --
   Other comprehensive
     income
       Foreign currency
          translation adjustment              --              --              --              --              --               --
       Unrealized loss on
         investments
         held for sale, net
         of taxes  of $88,541                 --              --              --              --              --               --

              Total


                                                                    Accumulated
                                    Additional                         other               Treasury stock
                                      paid-in        Retained       comprehensive    -----------------------------
                                      capital        earnings           loss             Shares         Amount            Total
                                   -------------   -------------    -------------    -------------   -------------    -------------
Balance at January 1, 1997         $ 143,716,645   $  11,409,228    $     (35,000)          35,000      $ (246,068)    $155,961,109

Comprehensive income
   Net income                                 --       2,400,714               --               --              --        2,400,714
   Other comprehensive
     income
       Foreign currency
          translation adjustment              --              --       (1,833,304)              --              --       (1,833,304)
                                                                                                                      -------------
              Total                                                                                                         567,410
                                                                                                                      -------------
Issuance of common stock                      --              --               --               --              --             (410)
Acquisition of businesses              6,534,784              --               --               --              --        6,540,529
Exercise of stock options
   and warrants                           42,588              --               --               --              --           42,669
Treasury stock purchases                      --              --               --          397,850      (4,280,003)      (4,280,003)
Proceeds from sale of
   equity put options
   on common stock                     4,484,310              --               --               --              --        4,484,310
Redemption price of
   equity put options                (28,364,000)             --               --               --              --      (28,364,000)
preferred stock dividends                     --        (117,210)              --               --              --         (117,210)
                                   -------------   -------------    -------------    -------------   -------------    -------------
Balance at December 31, 1997         126,414,327      13,692,732       (1,868,304)         432,850      (4,526,071)     134,834,404
                                   -------------   -------------    -------------    -------------   -------------    -------------
Comprehensive income
   Net income                                 --       3,554,876               --               --              --        3,554,876
   Other comprehensive
     income
       Foreign currency
          translation adjustment              --              --        1,072,690               --              --        1,072,690
       Unrealized loss on
         investments
         held for sale, net
         of taxes  of $88,541                 --              --         (171,874)              --              --         (171,874)
                                                                                                                      -------------
              Total                                                                                                       4,455,692
                                                                                                                      -------------

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,

                                                                                                         Deferred issuance
                                                                                                             of common
                                                                                                          stock related to
                                          Preferred Stock                  Common Stock                  companies acquired
                                   -----------------------------   -----------------------------   ------------------------------
                                      Shares           Amount         Shares          Amount           Shares          Amount
                                   -------------   -------------   -------------   -------------   -------------    -------------

Issuance of common stock                      --   $          --              --   $          --         (50,819)   $        (508)
Acquisition of businesses                     --              --         123,065           1,231              --               --
Adjustment to earnout contingency             --              --              --              --              --               --
Exercise of stock options
   and warrants                               --              --         134,332           1,343              --               --
Treasury stock purchases                                                      --              --              --               --
Equity put options expired                    --              --              --              --              --               --
Equity put options redeemed                   --              --              --              --              --               --
Preferred stock dividends                     --              --              --              --              --               --
                                   -------------   -------------   -------------   -------------   -------------    -------------

Balance at December 31, 1998             195,351         976,755      14,703,138         147,031              --               --

Comprehensive loss
   Net income                                 --              --              --              --              --               --
   Other comprehensive
     loss
       Foreign currency
          translation adjustment              --              --              --              --              --               --
       Unrealized loss on
           investments held for
           sale, net of tax of
           $292,541                           --              --              --              --              --               --
       Plus:  reclassification
         adjustment for losses
         included in net
         earnings, net of tax
         effect of $88,541                    --              --              --              --              --               --

              Total

Acquisition of business                       --              --         250,000           2,500              --               --
Exercise of stock options
   and warrants                               --              --          28,333             284              --               --
Stock-based compensation                      --              --              --              --              --               --
Treasury stock purchases                      --              --              --              --              --               --
Equity put options expired                                    --              --              --              --               --
Preferred stock dividends                     --              --              --              --              --               --
                                   -------------   -------------   -------------   -------------   -------------    -------------
Balance at December 31, 1999             195,351   $     976,755      14,981,471   $     149,815              --    $          --
                                   =============   =============   =============   =============   =============    =============


                                                                     Accumulated
                                    Additional                          other              Treasury stock
                                      paid-in         Retained       comprehensive   -----------------------------
                                      capital         earnings           loss            Shares         Amount            Total
                                   -------------    -------------    -------------   -------------   -------------    -------------
Issuance of common stock           $          --    $          --    $          --              --   $          --    $        (508)
Acquisition of businesses                     --               --               --              --              --            1,231
Adjustment to earnout contingency       (104,508)              --               --              --              --         (104,508)
Exercise of stock options
   and warrants                          223,337               --               --              --              --          224,680
Treasury stock purchases                      --               --               --         435,100      (4,139,433)      (4,139,433)
Equity put options expired             3,312,499               --               --              --              --        3,312,499
Equity put options redeemed           23,487,938               --               --       2,120,000     (23,487,938)              --
Preferred stock dividends                     --         (117,210)              --              --              --         (117,210)
                                   -------------    -------------    -------------   -------------   -------------    -------------

Balance at December 31, 1998         153,333,593       17,130,398         (967,488)      2,987,950     (32,153,442)     138,466,847

Comprehensive loss
   Net income                                 --          565,532               --              --              --          565,532
   Other comprehensive
     loss
       Foreign currency
          translation adjustment              --               --       (2,703,949)             --              --       (2,703,949)
       Unrealized loss on
           investments held for
           sale, net of tax of
           $292,541                           --               --         (567,874)             --              --         (567,874)
       Plus:  reclassification
         adjustment for losses
         included in net
         earnings, net of tax
         effect of $88,541                    --               --          171,874              --              --          171,874
                                                                                                                      -------------
              Total                                                                                                      (2,534,417)
                                                                                                                      -------------
Acquisition of business                1,492,389               --               --              --              --        1,494,889
Exercise of stock options
   and warrants                           68,565               --               --              --              --           68,849
Stock-based compensation                 250,000               --               --              --              --          250,000
Treasury stock purchases                      --               --               --         454,300      (6,529,669)      (6,529,669)
Equity put options expired             1,563,563               --               --              --              --        1,563,563
Preferred stock dividends                     --         (117,210)              --              --              --         (117,210)
                                   -------------    -------------    -------------   -------------   -------------    -------------
Balance at December 31, 1999       $ 156,708,110    $  17,578,720    $  (4,067,437)      3,442,250   $ (38,683,111)   $ 132,662,852
                                   =============    =============    =============   =============   =============    =============


        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                  $    565,532    $  3,554,876    $  2,400,714
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities from
      continuing operations:
        Loss (income) from discontinued operations                  107,022       1,480,243         (83,491)
        Gain on disposal                                                 --         (77,946)             --
        Gain on sale of investments                                (669,543)       (675,000)     (1,694,664)
        Equity in income of Detection Systems, Inc.              (1,885,000)       (350,000)             --
        Depreciation and amortization                             5,911,464       4,666,508       3,971,114
        Provision for losses on accounts receivable                 813,178          (8,103)        316,937
        Provision for inventory obsolescence                      2,177,637       2,104,636         717,062
        Noncash special charges                                     287,713              --       3,122,000
        Deferred income taxes                                       676,460       1,605,341      (2,070,458)
        Changes in operating assets and liabilities
              Accounts and notes receivable                      (4,992,471)     (3,719,551)        894,098
              Inventories                                        (5,459,658)    (10,440,583)     (4,709,115)
              Advances for inventory purchases                    2,935,236       6,541,157      (6,482,564)
              Prepaid expenses and other current assets           1,697,813      (2,408,931)        409,396
              Noncurrent notes and other assets                   1,980,668         702,546       3,532,780
              Accounts payable                                    6,974,493      (4,240,203)     (6,065,780)
              Accrued restructuring costs                         1,749,073              --              --
              Accrued and other current liabilities                 (87,801)      1,075,151      (3,254,452)
                                                               ------------    ------------    ------------

                    Net cash provided by (used in) operating
                    activities of continuing operations          12,781,816        (189,859)     (8,996,423)

Cash flows from investing activities:
   Proceeds from sale of marketable securities                    7,776,652       1,050,000      17,948,298
   Purchases of marketable securities                            (4,458,165)     (4,018,995)    (16,253,634)
   Purchases of common stock of Detection Systems, Inc.            (531,018)    (12,352,949)             --
   Purchases of property and equipment                           (6,182,785)    (12,322,627)     (1,995,652)
   Software development costs                                    (1,692,199)     (1,530,577)             --
   Proceeds from sale of discontinued operations                         --       3,000,000              --
   Acquisitions, net of cash acquired                              (679,878)             --     (32,859,912)
                                                               ------------    ------------    ------------

                   Net cash used in investing activities
                      of continuing operations                   (5,767,393)    (26,175,148)    (33,160,900)

        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,


                                                                           1999            1998            1997
                                                                       ------------    ------------    ------------
Cash flows from financing activities:
   Proceeds from revolving line of credit                              $ 47,804,192    $ 37,500,000    $         --
   Repayments on revolving line of credit                               (48,304,192)             --              --
   Decrease (increase) in restricted cash                                        --       3,949,690      (3,949,690)
   Proceeds from equity put options                                              --              --       4,484,310
   Issuance of common stock                                                  68,849         120,895          42,669
   Purchase of treasury stock                                            (6,529,669)    (27,627,371)     (4,280,003)
   Payment of preferred stock dividends                                    (117,210)       (117,210)       (117,210)
                                                                       ------------    ------------    ------------

                 Net cash provided by (used in) financing
                     activities of continuing operations                 (7,078,030)     13,826,004      (3,819,924)
                                                                       ------------    ------------    ------------

Net decrease in cash and cash equivalents                                   (63,607)    (12,539,003)    (45,977,247)

Effect of exchange rate changes on cash                                  (1,443,980)       (247,464)       (815,761)

Cash provided by (used in) discontinued operations                        1,784,378       3,167,504     (10,918,015)

Cash and cash equivalents at beginning of the year                        4,480,721      14,099,684      71,810,707
                                                                       ------------    ------------    ------------

Cash and cash equivalents at end of the year                           $  4,757,512    $  4,480,721    $ 14,099,684
                                                                       ============    ============    ============

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                         $  2,322,093    $  1,451,248    $    144,965
                                                                       ============    ============    ============

      Income taxes                                                     $  1,203,710    $  4,049,242    $  4,783,883
                                                                       ============    ============    ============

Supplemental schedule of noncash investing and financing:
   Acquisition of businesses
      Assets acquired                                                  $  3,581,198    $  1,244,800    $ 56,335,806
      Liabilities assumed                                                (1,228,350)     (1,200,000)    (12,549,752)
      Common stock issued or issuable                                    (1,494,889)             --      (6,540,529)
                                                                       ------------    ------------    ------------
                                                                            857,959          44,800      37,245,525
      Less cash acquired                                                    178,081          44,800       4,385,613
                                                                       ------------    ------------    ------------

      Net cash paid for acquisitions                                   $    679,878    $         --    $ 32,859,912
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

    Marketable Securities

    The Company accounts for its marketable securities, all of which are designated as available for sale, using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Securities available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Realized gains and losses on securities available for sale are reported in income in the year of sale.

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

    Software Development Costs

    The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use in its products. Research and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company's revenue producing products and are amortized in relation to expected revenues from the product or a maximum of five years, whichever is greater. The carrying value of software development costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -
         Continued

    Currency Translation

    Translation adjustments to the financial statements of foreign subsidiaries are reflected in the consolidated financial statements as a component of other comprehensive income.

    Advertising Expense

    The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $1,099,000, $1,306,000, and $987,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

    Income Taxes

    The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

    Derivative Financial Instruments

    Equity put options on common stock represent the number of options sold at their respective strike price. Proceeds from the sale of equity put options on common stock are accounted for as additional paid-in capital.

    Reclassifications

    Certain reclassifications have been made to prior years financial statements to conform with the 1999 presentation.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS

    1999 Business Combinations:

    ABM Data Systems, Inc.

    Effective March 1, 1999, the Company acquired 100% of the common stock of ABM Data Systems, Inc. ("ABM"), an Austin, Texas based software developer for the alarm-monitoring segment of the security industry. Total consideration was 250,000 shares of registered Ultrak common stock valued at approximately $1.5 million. ABM develops, sells, and services computer software for the alarm monitoring security industry, governmental agencies, and proprietary customers and offers support for computer software targeted for automated security monitoring markets.

    Multi Concepts Systems, SA

    Effective April 1, 1999, the Company acquired 100% of the stock of Multi Concepts Systems, SA ("MCS"), a Switzerland based systems integrator of electronic security systems. Total consideration included an initial payment of $405,000 in cash and future contingent payments based upon a percentage of MCS income and book value, as defined. MCS has been the largest European reseller and integrator of Ultrak's SAFEnet access control system over the past ten years.

    Mach Security Sp.z.o.o.

    Effective July 1, 1999, the Company acquired 100% of the stock of MACH Security Sp.z.o.o. ("Mach"), based in Szczecin, Poland. Mach is one of the largest distributors of CCTV products in Poland. Total consideration included an initial payment of $275,000 in cash and a future contingent payment based upon a percentage of Mach income, as defined.

    1998 Business Combinations and Divestitures:

    During February 1998, the Company acquired the net assets of Norbain France SARL, a French corporation wholly-owned by Norbain PLC, a United Kingdom corporation, for assumption of the net liabilities of approximately $1.2 million.

    In August 1998, the Company completed the sale of the stock of Dental Vision Direct, Inc. ("DVD"), a 90% owned subsidiary, and its subsidiary, Veravision, to American Dental Technologies, Inc. ("American Dental"). The consideration included approximately $3.0 million in cash, a $3.9 million short-term note and warrants to acquire 540,000 shares of American Dental common stock. A gain on the sale of approximately $78,000 was recorded and all prior periods have been restated to reflect the operations of DVD as discontinued.

    In March 1999, the Company completed the sale of its 10% interest in a company in Japan for approximately $1.8 million in cash. A loss of $200,000 was recorded in other income (expense) in 1998 related to the sale.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS - Continued

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

    Videosys Group

    Effective April 1, 1997, the Company acquired the Videosys Group (the "Videosys Group") for total consideration of $8.37 million consisting of $5.55 million in cash and $2.82 million (160,000 shares) in common stock. In connection with the acquisition, the Company guaranteed the value of the common stock by granting put rights covering 160,000 shares at $25 per share. During 1999, the seller of Videosys exercised the put right and required the Company to repurchase 160,000 shares for $4,000,000. The Videosys Group designs, imports, and distributes security and surveillance products primarily in Italy, under the Videosys brand name.

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

    Other Acquisitions:

    Additionally, in 1997, the Company acquired a 10% interest in a company in Japan for approximately $2.0 million in cash and 100% of a company based in South Africa for $300,000 in cash and $300,000 of amounts payable over a three-year period and an 80% interest in a company based in Singapore for $95,000 in cash.

    Acquisitions during 1998 and 1999 were not significant; as a result, no pro forma information is presented.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE C - PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                          December 31,
                                  ----------------------------
                                      1999            1998
                                  ------------    ------------
       Machinery and equipment    $  6,094,410    $  4,802,388
       Furniture and fixtures       16,397,208      13,816,787
       Buildings and land            4,388,009       1,955,300
                                  ------------    ------------
                                    26,879,627      20,574,475
       Accumulated depreciation     (9,016,169)     (5,484,992)
                                  ------------    ------------

                                  $ 17,863,458    $ 15,089,483
                                  ============    ============

NOTE D - FINANCING ARRANGEMENTS


    On March 22, 2000, the Company entered into a new two-year credit facility. The credit facility provides for borrowings up to $45.0 million under a revolving line of credit based upon available collateral. Interest for the credit facility is payable quarterly at prime plus a range of 0% to .25% or LIBOR plus a range of 2.25% to 2.75%, depending on the leverage ratio, as defined, for the quarter. The credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The Company pays a quarterly unused fee of .375% per annum.

    At December 31, 1999, the Company had $37.0 million outstanding under its previous line of credit and term loan. The line of credit provided for borrowings up to $30 million, of which $17 million was outstanding at December 31, 1999. The term loan had $20 million outstanding at December 31, 1999. Interest on the line of credit and term loan was payable monthly at the lesser of LIBOR plus 2.75% or prime. The Company was in violation of certain financial covenants and obtained a waiver on January 31, 2000. Amounts outstanding were to be paid in full with proceeds from the new $45.0 million credit facility on March 22, 2000.

    At December 31, 1998, the Company had $37.5 million outstanding under its previous line of credit. Interest on the line of credit at December 31, 1998 was at LIBOR plus 3%.

NOTE E - STOCKHOLDERS' EQUITY

    The Series A preferred stock earns dividends at the rate of 12% per annum, payable quarterly. All dividends accrue whether or not such dividends have been declared and whether or not there are profits, surplus, or other funds of the Company legally available for payment.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE E - STOCKHOLDERS' EQUITY - Continued

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

NOTE F - STOCK-BASED COMPENSATION

    The Company's 1988 Nonqualified Stock Option Plan (the "1988 Plan") provides for grants of options for up to 1,200,000 shares and the 1997 Incentive Stock Option Plan (the "1997 Plan") provides for grants of options for up to 400,000 shares. Shares under the 1997 Plan are awarded based upon the Company achieving one or more definitive performance measurements for a fiscal year, including minimum levels of economic value added, minimum levels of market value added or attainment of the financial budget. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Option grants under the 1997 Plan are limited to 1% of the outstanding common stock of the Company. At December 31, 1999, 384,669 and 261,359 shares were available for grant under the 1988 Plan and the 1997 Plan, respectively.

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

    If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123, based upon the fair value at the grant date for options granted after 1994 under the 1988 Plan and 1997 Plan, the Company's net income from continuing operations and income per share would be reduced to the pro forma amounts indicated as follows:

                                                                           Years ended December 31,
                                                                ---------------------------------------------
                                                                     1999            1998            1997
                                                                -------------   -------------   -------------
         Net income from continuing operations:
              As reported                                       $     672,554   $   4,957,173   $   2,317,223
              Pro forma                                         $     252,656   $   4,381,640   $   1,884,927

         Basic income per share from continuing operations:
              As reported                                       $         .05   $         .37   $         .16
              Pro forma                                         $         .01   $         .32             .13

         Diluted income per share from continuing operations:
              As reported                                       $         .05   $         .34   $         .15
              Pro forma                                         $         .01   $         .30   $         .12

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION - Continued

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 55 to 80 percent; risk-free interest rates of 4.8 to 6.5 percent; no dividend yield; and expected lives of seven years.

    The pro forma amounts presented are not representative of the amounts that will be disclosed in the future because they do not take into effect pro forma expense related to grants before 1995.

    Additional information with respect to options outstanding at December 31, 1999 and changes for the three years then ended is as follows:

                                                     1999                       1998                      1997
                                            ------------------------   ------------------------   ------------------------
                                                          Weighted                   Weighted                   Weighted
                                                          average                    average                    average
                                                          exercise                   exercise                   exercise
                                              Shares        price        Shares        price        Shares        price
                                            ----------    ----------   ----------    ----------   ----------    ----------
       Outstanding at beginning of year        859,170    $     9.94    1,000,656    $     9.26      658,775    $     4.42
          Granted                              360,500          6.15       69,500          8.80      369,641         17.96
          Exercised                            (28,333)         2.43     (134,332)         1.67       (8,108)         5.26
          Forfeited                           (237,365)        18.91      (76,654)        16.13      (19,652)        12.16
                                            ----------                 ----------                 ----------

       Outstanding at end of year              953,972    $     6.56      859,170    $     9.94    1,000,656    $     9.26
                                            ==========    ==========   ==========    ==========   ==========    ==========

       Options exercisable at end of year      490,549    $     5.83      475,937    $     4.79      511,768    $     3.44
                                            ==========    ==========   ==========    ==========   ==========    ==========

        Weighted average fair value per share of options granted for 1999, 1998 and 1997 were $6.17, $6.55 and $9.68, respectively.

        Information about stock options outstanding at December 31, 1999 is summarized as follows:

                                             Options outstanding               Options exercisable
                                   ---------------------------------------  -------------------------
                                                  Weighted
                                                   average      Weighted                     Weighted
                                                  remaining     average                      average
                                     Number      contractual    exercise      Number         exercise
       Range of exercise prices    outstanding       life         price     exercisable        price
       ------------------------    -----------   -----------   -----------  -----------      --------
       $1.20 to $5.62                 224,935     1.4 years     $    2.73     216,936       $    2.65
       $5.63 to $9.00                 575,151     7.6 years          6.19     190,501            6.00
       $9.01 to $13.50                 74,500     7.8 years          9.58      38,000            9.58
       $13.51 to $20.00                78,386     7.0 years         17.11      44,512           17.11
       $20.01 to 26.75                  1,000     6.7 years         23.75         600           23.75
                                    ---------                               ---------

                                      953,972                                 490,549
                                    =========                               =========

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE G - MAJOR CUSTOMERS AND SUPPLIERS

    Sales to one legal entity accounted for approximately 21% of total sales during 1999, 17% of total sales during 1998 and 12% of total sales during 1997. However, sales to this legal entity are made independently via two separate business segments of the Company to two separate buying organizations within the legal entity. Loss of one of these customers may have a material adverse effect on the operations of the Company.

    The Company purchased in excess of 20% of its products from one contract manufacturer in each of the three years in the period ended December 31, 1999. Although there are a limited number of manufacturers of the Company's products, management believes there are suppliers who could provide similar products on comparable terms. A change in suppliers could cause a delay in and a possible loss of sales.

NOTE H - COMMITMENTS AND CONTINGENCIES

    The Company leases office and warehouse space and data processing equipment under long-term, noncancelable leases.

    Minimum future rental payments for all long-term, noncancelable operating leases are presented below:

         Year ending
         December 31,
         ------------
           2000           $2,998,000
           2001            2,525,000
           2002            1,943,000
           2003              744,000
           2004              245,000
           Thereafter        761,000
                          ----------
                          $9,216,000
                          ==========


    Total rent expense was as follows:

           1999           $2,704,000
           1998            2,351,000
           1997            1,588,000

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES

    The provision for taxes consists of the following:

                             Years ended December 31,
                     -----------------------------------------
                        1999            1998           1997
                     -----------    -----------    -----------
       Federal
          Current    $   596,425    $ 2,553,617    $ 3,330,467
          Deferred       742,446      1,860,482     (1,842,118)
       State              82,313        102,871        267,428
       Foreign          (135,370)      (927,294)       (29,319)
                     -----------    -----------    -----------

                     $ 1,285,814    $ 3,589,676    $ 1,726,458
                     ===========    ===========    ===========

    The Company's effective income tax rate differed from the U.S. Federal statutory rate as follows:

                                              Years ended December 31,
                                             --------------------------
                                              1999      1998      1997
                                             ------    ------    ------
       U.S. Federal statutory rate             34.0%     34.0%     34.0%
       State taxes, net of Federal benefit      2.5       0.8       2.1
       Meals and entertainment                  3.5       0.9       1.7
       Goodwill amortization                   20.8       4.8       9.3
       Tax exempt interest and dividends         --        --      (3.2)
       Other, net                               4.9       1.5      (1.2)
                                             ------    ------    ------

                                               65.7%     42.0%     42.7%
                                             ======    ======    ======

    The components of deferred tax assets and liabilities are as follows:

                                         December 31,
                                   -----------------------
                                      1999         1998
                                   ----------   ----------
       Current
          Deferred tax assets:
             Inventories           $1,447,979   $1,576,125
             Accounts receivable      310,382      338,204
             Accrued expenses       1,918,341    1,041,930
             Other                    282,902           --
                                   ----------   ----------
                                    3,959,604    2,956,259
                                   ==========   ==========

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES - Continued

                                                            December 31,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
       Noncurrent
          Deferred tax assets:
             Net operating loss carryforward         $ 1,370,889    $ 1,170,866

          Deferred tax liabilities:
             Property, plant and equipment            (2,924,793)    (1,540,375)
             Investment in Detection Systems, Inc.      (826,950)      (129,500)
             Other                                      (189,016)      (595,056)
                                                     -----------    -----------
                                                      (2,569,870)    (1,094,065)
                                                     -----------    -----------

                                                     $ 1,389,734    $ 1,862,194
                                                     ===========    ===========

    At December 31, 1999, the Company had federal, state and foreign net operating loss carryforwards of approximately $206,000, $1,200,000 and $3,340,000, respectively. The federal net operating loss carryforwards are limited in use each year to approximately $135,000 through expiration in 2010. The state net operating loss carryforwards expire in 2005. Substantially all foreign net operating loss carryforwards do not expire.

    Management believes the Company will obtain the full benefit of its deferred tax assets on the basis of its evaluation of the Company's anticipated domestic and international profitability.

NOTE J - INVESTMENT IN DETECTION SYSTEMS, INC.

    The Company has acquired since 1998 an approximate 21% interest in Detection Systems, Inc. In the fourth quarter of 1998, the Company began accounting for its investment in Detection Systems, Inc. under the equity method and the Company's share of earnings is included in income as earned. The difference between the Company's cost and the underlying equity in Detection Systems, Inc. of approximately $1.6 million represents goodwill and is being amortized over thirty years. Condensed financial information as of March 31, 1999 and 1998 for Detection Systems, Inc. is as follows (in thousands):

                                     March 31,
                                -----------------
                                  1999      1998
                                -------   -------
       Current assets           $66,341   $68,520
       Noncurrent assets         26,471    25,524
       Current liabilities       17,244    23,576
       Noncurrent liabilities    19,824    19,204
       Net assets                55,744    51,264

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE J - INVESTMENT IN DETECTION SYSTEMS, INC. - Continued


                         Years ended March 31,
                         ---------------------
                            1999       1998
                          --------   --------
       Revenues           $138,045   $126,343
       Operating income      8,648      4,832
       Net income            4,471      1,382

    The market value of the Company's investment in Detection Systems, Inc. was $12,599,730 and $11,493,000 at December 31, 1999 and 1998, respectively.

NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS

    The Company has four business segments: United States-Professional Security Group (US-PSG), United States-Diversified Group (US-DSG),
    International-Professional Security Group (International-PSG), and Supply. The segments are differentiated by the customers serviced as follows:

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

        Supply

        This segment sells to the US-PSG and International-PSG segments products and systems manufactured by the Company's Ohio and California facilities.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

    The following tables provide financial data by segment for the years ended December 31, 1999, 1998 and 1997:

                                    US               US         International
1999                                PSG              DSG             PSG            Supply          Corporate          Total
----                           -------------    -------------   -------------    -------------    -------------    -------------
Total revenue                  $  90,743,713    $  53,188,272   $  81,675,409    $  22,555,516    $          --    $ 248,162,910
Intersegment revenue              (1,512,222)              --     (17,658,620)     (22,555,516)              --      (41,726,358)
                               -------------    -------------   -------------    -------------    -------------    -------------

Revenue from external
   customers                   $  89,231,491    $  53,188,272   $  64,016,789    $          --    $          --    $ 206,436,552
                               =============    =============   =============    =============    =============    =============

Operating profit (loss)
   including special charges   $   7,418,109    $   7,235,687   $    (325,109)   $    (629,465)   $ (12,792,741)   $     906,481
Total assets                      48,475,248       27,700,142      46,530,723       14,099,110       63,545,285      200,350,508
Depreciation and
   amortization expense            3,401,530        1,774,544         672,710           62,680               --        5,911,464
Capital additions                  2,386,005        1,422,227       2,374,553               --               --        6,182,785

1998
----
Total revenue                  $  92,319,817    $  50,345,605   $  66,957,207    $  29,385,900    $          --    $ 239,008,529
Intersegment revenue             (10,168,609)              --      (4,231,470)     (29,385,900)              --      (43,785,979)
                               -------------    -------------   -------------    -------------    -------------    -------------

Revenue from external
   customers                   $  82,151,208    $  50,345,605   $  62,725,737    $          --    $          --    $ 195,222,550
                               =============    =============   =============    =============    =============    =============

Operating profit (loss)        $   8,994,267    $   8,977,049   $   2,009,647    $  (2,016,891)   $  (9,878,901)   $   8,085,171
Total assets                      43,732,291       28,905,974      36,037,253       19,127,020       68,823,457      196,625,995
Depreciation and
   amortization expense            2,365,987        1,428,234         641,591          230,696               --        4,666,508
Capital additions                  7,492,423        4,083,349         746,855               --               --       12,322,627

1997
----
Total revenue                  $  78,892,610    $  47,615,223   $  53,473,573    $  26,966,587    $          --    $ 206,947,993
Intersegment revenue              (2,153,532)              --      (2,925,873)     (26,966,587)              --      (32,045,992)
                               -------------    -------------   -------------    -------------    -------------    -------------

Revenue from external
   customers                   $  76,739,078    $  47,615,223   $  50,547,700    $          --    $          --    $ 174,902,001
                               =============    =============   =============    =============    =============    =============

Operating profit (loss)
   including special charges   $   6,447,233    $   8,221,438   $     831,999    $  (2,007,458)   $ (12,403,058)   $   1,090,154
Total assets                      33,903,773       11,971,792      28,870,890       19,870,066       90,639,655      185,256,176
Depreciation and
   amortization expense            1,842,123        1,164,271         770,135          194,585               --        3,971,114
Capital additions                  1,358,233           79,096         558,323               --               --        1,995,652

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

    Financial information relating to the Company's Corporate segment is as follows:

                                                   Years ended December 31,
                                           ---------------------------------------
                                               1999          1998          1997
                                           -----------   -----------   -----------

Sales and marketing expenses               $ 1,364,125   $ 1,398,736   $ 1,220,932
Engineering and other corporate expenses     3,511,859     4,517,287     4,219,669
General and administrative expenses          4,271,515     3,962,878     3,840,457
Special charges                              3,645,242            --     3,122,000
                                           -----------   -----------   -----------

   Operating loss                          $12,792,741   $ 9,878,901   $12,403,058
                                           ===========   ===========   ===========

    Sales by geographic area were as follows:

                                                     Years ended December 31,
                                           ------------------------------------------
                                               1999           1998           1997
                                           ------------   ------------   ------------
United States                              $142,419,763   $132,496,813   $124,354,301
Europe                                       58,012,411     53,855,400     44,510,358
Other                                         6,004,378      8,870,337      6,037,342
                                           ------------   ------------   ------------

   Total revenues                          $206,436,552   $195,222,550   $174,902,001
                                           ============   ============   ============

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE L - EARNINGS PER SHARE

    Following is a reconciliation of basic and diluted earnings per share from continuing operations:

                                                1999                                    1998
                                -------------------------------------   -------------------------------------
                                  Income                                  Income
                               allocable to                   Per      allocable to                  Per
                                 common                      share        common                    share
                               stockholders    Shares        amount    stockholders    Shares       amount
                               ------------  ----------   -----------  ------------  ----------   -----------
Income from continuing
  operations allocable to
  common stockholders           $  555,344   11,644,941   $      0.05   $4,839,963   13,254,782   $      0.37
                                                          ===========                             ===========

Effect of dilutive securities
   Contingently issuable
      shares                            --       98,773                         --      366,690           --
   Put options                          --           --                         --      428,640           --
   Stock options                        --      149,587                         --      319,057           --
   Convertible preferred
      stock                        117,210      406,981                    117,210      406,981           --
                                ----------   ----------                 ----------   ----------


Income from continuing
 operations allocable to
 common stockholders after
 assumed conversions            $  672,554   12,300,282   $      0.05   $4,957,173   14,776,150   $      0.34
                                ==========   ==========   ===========   ==========   ==========   ===========

                                                1997
                                -------------------------------------
                                 Income
                               allocable to                  Per
                                  common                    share
                               stockholders    Shares       amount
                               ------------  ----------   -----------
Income from continuing
  operations allocable to
  common stockholders           $2,200,013   13,969,698   $      0.16
                                                          ===========

Effect of dilutive securities
   Contingently issuable
      shares                           --       301,981
   Put options                         --        78,126
   Stock options                       --       467,499
   Convertible preferred
      stock                       117,210       406,981
                                ----------   ----------


Income from continuing
 operations allocable to
 common stockholders after
 assumed conversions            $2,317,223   15,224,285   $      0.15
                                ==========   ==========   ===========


    For 1999, 1998 and 1997, 201,053, 367,919 and 286,655 stock options were outstanding, respectively, but not included in the computation of diluted income per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE M - UNAUDITED QUARTERLY OPERATING RESULTS

    Unaudited quarterly operating results for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                  First         Second           Third         Fourth
                                 Quarter        Quarter         Quarter        Quarter
                              ------------   ------------    ------------   ------------
1999:
-----
   Sales                      $ 48,668,384   $ 52,323,827    $ 51,281,007   $ 54,163,334
   Gross profit                 15,896,840     17,125,867      16,869,988     17,982,752
   Net income (loss)               338,167       (735,914)        875,760         87,519

   Income (loss) per share:
      Basic                   $       0.03   $      (0.07)   $       0.07   $       0.01
      Diluted                         0.03          (0.07)           0.07           0.01


1998:
-----
   Sales                      $ 44,259,934   $ 48,518,345    $ 52,618,516   $ 49,825,755
   Gross profit                 13,730,647     15,529,383      17,176,078     17,109,769
   Net income (loss)               580,337      1,211,673       1,863,180       (100,314)

   Income (loss) per share:
      Basic                   $       0.04   $       0.09    $       0.14   $      (0.01)
      Diluted                         0.04           0.08            0.13          (0.01)

1997:
-----
   Sales                      $ 38,461,730   $ 41,800,882    $ 47,724,006   $ 46,915,383
   Gross profit                 12,415,540     13,248,807      14,928,491     13,426,463
   Net income (loss)             2,034,433        876,443       2,016,607     (2,526,769)

   Income (loss) per share:
      Basic                   $       0.14   $       0.06    $       0.14   $      (0.18)
      Diluted                         0.14           0.06            0.13          (0.18)

    See Note O for special charges and changes in estimates in the fourth quarter of 1997 and the first, second and fourth quarters of 1999.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE N - DISCONTINUED OPERATIONS

    In December 1998, the Company discontinued operations of its Mobile Video division which markets and installs video equipment on transit vehicles. As discussed in Note B, the Company sold Dental Vision Direct, Inc. on August 5, 1998. The Company expects to complete the disposal in 2000.

    Summarized financial information for discontinued operations follows:

                                                               Years ended December 31,
                                                      -----------------------------------------
                                                          1999           1998           1997
                                                      -----------    -----------    -----------

Revenues                                              $   615,993    $ 9,222,863    $13,838,734

Income (loss) from the discontinued operations,
   net of taxes (benefit) of $(55,132), $(750,487),
   and $43,011                                           (107,022)    (1,480,243)        83,491

Gain on disposal, net of taxes of $23,414                      --         77,946             --

    The net assets of discontinued operations consists of the following:

                             December 31,
                       -----------------------
                          1999         1998
                       ----------   ----------
Accounts receivable    $  724,072   $1,060,966
Inventories             1,058,624    1,953,726
Other current assets      123,135      471,489
Equipment and other            --      311,050
                       ----------   ----------

Total                  $1,905,831   $3,797,231
                       ==========   ==========

                          ULTRAK, INC. AND SUBSIDIARIES

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

    During the fourth quarter of 1997, the Company also made certain changes in estimates totaling $2.0 million consisting of provisions for excess and obsolete inventory of $1.0 million and increases in allowance for doubtful accounts for accounts receivable and other assets of $1.0 million.

    During the first quarter of 1999, the Company incurred nonrecurring charges totaling $750,000 related to severance obligations. During the second quarter of 1999, the Company incurred nonrecurring charges totaling $3,125,000 pertaining to restructuring costs for (1) its four European locations including costs for employee severance, terminating leases, and consolidation of all purchasing, shipping, and billing activity to Antwerp, Belgium and (2) closing costs of three United States sales and distribution offices.

    The Company's exit plan commenced in June 1999 and provides for the termination of 54 employees (19 employees in the United States and 35 employees in Europe). The exit plan is expected to be completed in 2000. The restructuring charge and the amount settled are summarized as follows:

                                                                               Accrued at
                                                                              December 31,
                                                   Charge        Settled         1999
                                                -----------    -----------    -----------
Severance and other related employee costs      $ 2,608,150    $(1,689,343)   $   918,807
Leased facilities and other termination costs     1,266,850       (436,584)       830,266
                                                -----------    -----------    -----------

                                                $ 3,875,000    $(2,125,927)   $ 1,749,073
                                                ===========    ===========    ===========

    During the fourth quarter of 1999, the Company increased its allowance for doubtful accounts for its European and South African subsidiaries by approximately $1 million.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES




Board of Directors
Ultrak, Inc.


In connection with our audit of the consolidated financial statements of Ultrak, Inc. and Subsidiaries referred to in our report dated February 12, 2000, which is included in Part IV of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


GRANT THORNTON LLP

Dallas, Texas
February 12, 2000

                                                                     SCHEDULE II

                          ULTRAK, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1999, 1998, and 1997


                                        Balance at      Charged        Charged                        Balance at
                                        Beginning    (credited) to     to other                          End
    Description                         of Period      Operations      Accounts      Deductions       of Period
    -----------                         ----------     ----------    ------------    ----------       ----------
Allowance for doubtful trade accounts
    Year ended December 31, 1999        $1,657,549     $  813,178    $   22,599(1)   $  (91,553)(2)   $2,401,773
    Year ended December 31, 1998         1,741,920         (8,103)        4,790(1)      (81,058)(2)    1,657,549
    Year ended December 31, 1997           717,840        316,937       955,084(1)     (247,941)(2)    1,741,920




Notes

(1) Balances recorded from business combinations.

(2) Balances written off.

                                 EXHIBIT INDEX

EXHIBIT
INDEX                    DESCRIPTION
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

  10.13     Credit Agreement, dated as of February 16, 1999, among Ultrak,
            Inc., Bank One, Texas, N.A. and Certain Lenders (filed as
            Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

  10.14     Stock Purchase Agreement dated August 5, 1998, between the
            Company and American Dental Technologies, Inc. (filed as
            Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

  10.15     Stock Sale Agreement dated February 23, 1999 between the
            Company and Mutsuo Tanaka (filed as Exhibit 10.15 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1998)

  10.16     Employment Agreement, dated January 1, 1998, between the
            Company and Ted Wlazlowski (filed as Exhibit 10.16 to the
            Company's Annual Report on Form 10-K for the year ended
            December 31, 1998)

  10.17     Agreement and Plan of Merger dated March 15, 1999 among ABM
            Data Systems, Inc., Robert F. James, Ultrak, Inc. and ABM
            Acquisition Corp. (filed as Exhibit 1 to the Company's Current
            Report on Form 8-K dated March 18, 1999)

  10.18     First Amended and Restated Credit Agreement between Ultrak,
            Inc., Bank One of Texas, N.A. and Certain Lenders, dated
            August 12, 1999 (filed as Exhibit 10.1 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31,
            1999)

  10.19     Employment Agreement, dated June 1, 1999, between the Company and Ted Wlazlowski (filed as Exhibit 10.2 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31,
            1999)

  10.20     Employment Agreement, dated June 1, 1999, between the Company and Tim D. Torno (filed as Exhibit 10.3 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended March 31,
            1999)

  *10.21 First Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain
            Lenders, dated November 12, 1999

  *10.22    Second Amendment to First Amended and Restated Credit
            Agreement between Ultrak, Inc., Bank One of Texas, N.A. and
            Certain Lenders, dated January 31, 2000

  *10.23 Third Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain
            Lenders, dated February 29, 2000

  *10.24    Amendment No. 4 to Ultrak, Inc. 1988 Non-Qualified Stock
            Option Plan

  *21.1     Subsidiaries of the Company

  *27.1     Financial Data Schedule

----------

* Exhibits 10.21, 10.22, 10.23, 10.24, 21.1 and 27.1 are filed herewith.