Form 10-Q
period 2000-03-31
ULTRAK INC
filed 2000-05-10
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                 MARCH 31, 2000

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

                                                      Yes  X     No
                                                         -----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2000: 11,679,355 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2000

                                      INDEX



Part I:  Financial Information                                                        Page No.
                                                                                      --------
       Consolidated Balance Sheets                                                       3

       Consolidated Statements of Income                                                 4

       Consolidated Statements of Cash Flows                                             5

       Notes to Consolidated Financial Statements                                        6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                    10


Part II: Other Information                                                              12

Signatures                                                                              13

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31,         DECEMBER 31,
                                    ASSETS                                              2000               1999
                                                                                   ---------------    ---------------
                                                                                     (unaudited)
Current Assets:
    Cash and Cash Equivalents                                                      $     3,343,191          4,757,512
    Investments                                                                            955,636            600,033
    Trade Accounts Receivable, less Allowance for Doubtful Accounts                     43,874,425         41,337,442
    Inventories, net                                                                    48,039,379         49,097,433
    Advances for Inventory Purchases                                                     2,764,238          1,943,617
    Prepaid Expenses and Other Current Assets                                            4,490,572          4,230,732
    Deferred Income Taxes                                                                3,959,604          3,959,604
    Net Assets of Discontinued operations                                                1,830,415          1,905,831
                                                                                   ---------------    ---------------
        Total Current Assets                                                           109,257,460        107,832,204
                                                                                   ---------------    ---------------
Property, Plant and Equipment, at cost                                                  27,762,133         26,879,627
        Less accumulated depreciation and amortization                                  (9,847,175)        (9,016,169)
                                                                                   ---------------    ---------------
                                                                                        17,914,958         17,863,458
                                                                                   ---------------    ---------------
Goodwill, net of Accumulated Amortization                                               55,850,619         56,337,690

Investment in Detection Systems, Inc.                                                   13,356,413         13,354,019

Software Development Costs, net of Accumulated Amortization                              3,317,689          2,973,764

Other Assets                                                                             2,647,416          1,989,373
                                                                                   ---------------    ---------------
        Total Assets                                                               $   202,344,555        200,350,508
                                                                                   ===============    ===============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts Payable-Trade                                                         $    17,127,929         15,739,200
    Accrued Expenses                                                                     5,336,175          5,916,432
    Accrued Restructuring Costs                                                          1,022,892          1,749,073
    Other Current Liabilities                                                            6,122,025          4,713,081
                                                                                   ---------------    ---------------
        Total Current Liabilities                                                       29,609,021         28,117,786
                                                                                   ---------------    ---------------

Line of Credit                                                                          37,953,366         37,000,000

Deferred Income Taxes                                                                    2,690,775          2,569,870

Commitments and Contingencies                                                                   --                 --

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                                 976,755            976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized; 15,121,605 and
        14,981,471 shares issued and outstanding at March 31, 2000 and December
        31, 1999, respectively                                                             151,216            149,815
   Additional Paid in Capital                                                          157,542,621        156,708,110
   Retained Earnings                                                                    17,121,383         17,578,720
   Accumulated Other Comprehensive Loss                                                 (5,017,471)        (4,067,437)
   Treasury Stock, at cost (3,442,250 common shares at March 31, 2000 and
        December 31, 1999, respectively)                                               (38,683,111)       (38,683,111)
                                                                                   ---------------    ---------------
        Total Stockholders' Equity                                                     132,091,393        132,662,852
                                                                                   ---------------    ---------------
        Total Liabilities and Stockholders' Equity                                 $   202,344,555        200,350,508
                                                                                   ===============    ===============

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS        THREE MONTHS
                                                              ENDED              ENDED
                                                         MARCH 31, 2000      MARCH 31, 1999
                                                        ------------------ -------------------
                                                           (unaudited)        (unaudited)
Net sales                                                 $    52,134,341          48,668,384
Cost of sales                                                  35,947,413          32,771,544
                                                          ---------------     ---------------
        Gross profit                                           16,186,928          15,896,840
        Gross profit %                                               31.0%               32.7%

Other operating costs:
    Marketing and sales                                         8,886,154           8,200,442
    General and administrative                                  5,547,548           4,957,350
    Depreciation and goodwill amortization                      1,603,651           1,353,028
    Special charges                                                    --             750,000
                                                          ---------------     ---------------
                                                               16,037,353          15,260,820
                                                          ---------------     ---------------
        Operating profit                                          149,575             636,020
Other (expense) income:
   Interest expense, net                                         (856,496)           (716,038)
   Equity in income of Detection Systems, Inc.                         --             400,000
   Other, net                                                     (44,015)            273,294
                                                          ---------------     ---------------
                                                                 (900,511)            (42,744)
                                                          ---------------     ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         (750,936)            593,276
   BEFORE INCOME TAXES
       Income taxes                                               322,902            (255,109)
                                                          ---------------     ---------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         (428,034)            338,167

NET INCOME (LOSS)                                                (428,034)            338,167
Dividend requirements on
preferred stock                                                   (29,302)            (29,302)
                                                          ---------------     ---------------
Net income (loss) allocable to
common stockholders                                       $      (457,336)            308,865
                                                          ===============     ===============
Income (Loss) per share - Continuing Operations before
  Special Charges:
      Basic                                               $         (0.04)    $          0.06
                                                          ===============     ===============
      Diluted                                             $         (0.04)    $          0.06
                                                          ===============     ===============
Net income (loss) per share:
      Basic                                               $         (0.04)    $          0.03
                                                          ===============     ===============
      Diluted                                             $         (0.04)    $          0.03
                                                          ===============     ===============
Number of common shares used in computations:
      Basic                                                    11,618,156          11,655,637
                                                          ===============     ===============
      Diluted                                                  11,618,156          12,645,217
                                                          ===============     ===============

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    THREE MONTHS        THREE MONTHS
                                                                                       ENDED               ENDED
                                                                                   MARCH 31, 2000      MARCH 31, 1999
                                                                                   ---------------    ---------------
Cash flows from operating activities:
 Net income (loss)                                                                 $      (428,034)           338,167
 Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                    1,450,170          1,353,028
        Provision for losses on accounts receivable                                        162,518            139,138
        Provision for inventory obsolescence                                                88,809           (278,144)
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                               (2,790,483)        (2,169,928)
            Inventories                                                                  1,085,643          4,108,109
            Advances for inventory purchases                                              (820,621)        (1,258,890)
            Prepaid expenses and other current assets                                     (140,840)         1,519,511
            Noncurrent notes and other assets                                             (777,043)         1,117,397
            Accounts and notes payable                                                   1,388,729         (1,260,092)
            Accrued and other current liabilities                                          102,506         (1,385,755)
            Decrease in net assets of discontinued operations                                   --            523,448
                                                                                   ---------------    ---------------
                 Net cash provided by (used in) operating activities                      (678,646)         2,745,989
                                                                                   ---------------    ---------------
Cash flows from investing activities:
      Proceeds of investments, net                                                        (237,092)         1,918,023
      Purchases of property and equipment                                               (1,498,204)        (2,020,675)
      Proceeds from sale of property and equipment                                         159,593                 --
      Acquisitions, net of cash acquired                                                   (19,913)        (1,703,179)
                                                                                   ---------------    ---------------
                 Net cash used in investing activities                                  (1,595,616)        (1,805,831)
                                                                                   ---------------    ---------------
Cash flows from financing activities:
      Net borrowings on revolving line of credit                                           953,366          6,424,621
      Issuance of common stock, net of issuance costs                                      835,912          1,754,280
      Purchase of treasury stock                                                                --         (1,563,563)
      Payment of preferred stock dividends                                                 (29,303)           (29,302)
                                                                                   ---------------    ---------------
                 Net cash provided by financing activities                               1,759,975          6,586,036
                                                                                   ---------------    ---------------

Effect of exchange rate changes on cash                                                   (900,034)        (1,073,037)

Net increase (decrease) in cash and cash equivalents                                    (1,414,321)         6,453,157
                                                                                   ---------------    ---------------

Cash and cash equivalents at beginning of the period                                     4,757,512          4,480,721
                                                                                   ---------------    ---------------
Cash and cash equivalents at end of the period                                     $     3,343,191         10,933,878
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

The interim financial statements are prepared on an unaudited basis and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 1999 included in the Ultrak Annual Report on Form 10-K.

2. Earnings Per Share:

The Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Following is a reconciliation of basic and diluted earnings (loss) per share:


                                            For the Quarter Ended March 31, 2000     For the Quarter Ended March 31, 1999
                                          ---------------------------------------- ----------------------------------------
                                              Net                      Per Share        Net                      Per Share
                                            Income        Shares        Amount        Income          Shares      Amount
                                          ------------ -------------- ------------ -------------   ------------- ----------
Basis earnings per share:
Income (loss) allocable to common
stockholders                              $   (457,336)    11,618,156 $       (.04)    $ 308,865      11,655,637 $      .03
                                                                      ============                               ==========

Effect of Dilutive Securities:
   Contingently issuable shares                                    --                                    395,093
   Put options                                                     --                                     11,997
   Stock options                                                   --                                    175,509
   Convertible preferred stock                      --             --                     29,302         406,981
                                          ------------ --------------              -------------   -------------
Diluted earnings (loss) per share         $   (457,336)    11,618,156 $       (.04)    $ 338,167      12,645,217 $      .03
                                          ============ ============== ============ =============   ============= ==========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

3. Note Payable to Bank:

On March 22, 2000 the Company entered into a new two-year credit facility. The credit facility provides for combined borrowings of up to $45.0 million under a revolving line of credit based upon available collateral. Interest for the credit facility is payable quarterly at prime plus a range of 0% to .25% or LIBOR plus a range of 2.25% to 2.75%, depending on the leverage ratio, as defined, for the quarter. The credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a maximum debt service and minimum net worth amounts. The Company pays a quarterly unused facility fee of .375% per annum.

4. Segment Disclosure and Foreign Operations:

The Company has four business segments: United States-Professional Security Group (US-PSG), United States-Diversified Sales Group (US-DSG),
International-Professional Security Group (Int'l-PSG), and Supply. The segments are differentiated by the customers serviced as follows:

     US-PSG

     This segment consists of sales in the United States to professional security dealers, distributors, installers and certain large-end users of professional security products.

     US-DSG

     This segment sells video and security products to industrial markets and consumers in the United States.

     International-PSG

     This segment sells to professional security dealers, distributors, installers and certain large-end users of professional security products outside the United States.

     Supply

     This segment sells products and systems manufactured by the Company's Ohio and California facilities to the US-PSG and International-PSG segments.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

4. Segment Disclosure and Foreign Operations, continued:

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

The following tables provide financial data by segment for the periods noted:


Three months ended March 31, 2000         US-PSG           US-DSG       Int'l-PSG         Supply         Corporate        Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                           $ 22,682,951    $ 15,301,745   $ 23,109,882    $  5,441,341    $      5,565    $ 66,541,484
Intersegment revenue                        (113,479)             --     (8,852,323)     (5,441,341)             --     (14,407,143)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 22,569,472    $ 15,301,745   $ 14,257,559              --    $      5,565    $ 52,134,341
                                        ============    ============    ============    ============    ============    ============

Operating profit (loss)                 $  1,900,527    $  2,762,350   $   (144,510)   $   (386,980)   $ (3,981,812)   $    149,575
Depreciation and amortization expense        169,141          59,170        212,683          25,290       1,137,367       1,603,651

Three months ended March 31, 2000         US-PSG           US-DSG       Int'l-PSG         Supply         Corporate        Total
-----------------------------------------------------------------------------------------------------------------------------------
Total revenue                           $ 19,062,479    $ 15,506,557   $ 16,015,119    $  4,884,762              --    $ 55,468,917
Intersegment revenue                        (343,188)             --     (1,572,583)     (4,884,762)             --      (6,800,533)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 18,719,291    $ 15,506,557   $ 14,442,536              --              --    $ 48,668,384
                                        ============    ============    ============    ============    ============    ============

Operating profit (loss)                 $  1,227,754    $  3,659,667   $    139,610    $    (75,035)   $ (4,315,976)   $    636,020
Depreciation and amortization expense        114,273          63,859        192,239           1,958         980,699       1,353,028

Financial information relating to the Company's Corporate segment is as follows:

                                                   Three months ended March 31,
                                              ------------------------------------
                                                    2000                  1999
                                              ---------------      ---------------
Sales and marketing expenses                  $       324,873      $       463,339
Engineering and other corporate expenses            1,007,136              788,331
General and administrative expenses                 1,518,001            1,333,607
Depreciation and amortization                       1,137,367              980,699
Special charges                                            --              750,000
                                              ---------------      ---------------
  Operating loss                              $     3,981,812      $     4,315,976
                                              ===============      ===============

Sales by geographic area were as follows:

                                                   Three months ended March 31,
                                              ------------------------------------
                                                    2000                1999
                                              ---------------      ---------------
United States                                 $    37,876,782      $    32,653,265
Europe                                             12,531,817           14,450,051
Other                                               1,725,742            1,565,068
                                              ---------------      ---------------
  Total revenues                              $    52,134,341      $    48,668,384
                                              ===============      ===============

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

5. Comprehensive Income (Loss):

Total comprehensive income (loss) is as follows:

                                                  THREE MONTHS           THREE MONTHS
                                                      ENDED                 ENDED
                                                 MARCH 31, 2000        MARCH 31, 1999
                                                ---------------       ---------------
Net income (loss)                               $      (428,034)              338,167

Other Comprehensive Income (Expense):
     Currency Translation Adjustment                 (1,356,606)           (1,244,911)
     Unrealized Gain (Loss) on Investments              406,572               171,874
                                                ---------------       ---------------
Total Comprehensive Loss                             (1,378,068)             (734,870)
                                                ===============       ===============


                                                                                                         ACCUMULATED
                                                                     FOREIGN         UNREALIZED            OTHER
                                                                    CURRENCY       GAIN (LOSS) ON       COMPREHENSIVE
The activity during the quarter related to the following:             ITEMS          INVESTMENTS           LOSS
                                                                   --------------------------------------------------
Beginning Balance                                                  $(3,499,563)      $  (567,874)      $(4,067,437)
Current Period Change                                               (1,356,606)          406,572          (950,034)
                                                                   --------------------------------------------------
Ending Balance                                                     $(4,856,169)      $  (161,302)      $(5,017,471)
                                                                   ==================================================

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three Months ended March 31, 2000 compared to the
                        Three Months ended March 31, 1999

Results of Operations

For the three months ended March 31, 2000, net sales were $52,134,341, an increase of $3,456,957 (7%) over the same period in 1999. This was primarily due to internal growth from sales of standard products and the effect of acquisitions completed during the last three quarters of 1999, offset by adverse impacts of the Euro decline and lower sales of systems due to delays in release of the new Enterprise Security Solutions ("ESS") hardware platform.

Cost of sales were $35,947,413 for the three months ended March 31, 2000, an increase of $3,175,869 (10%) over the same period in 1999. Gross profit margins decreased to 31.0% for the three months ended March 31, 2000 from 32.7% for the same period in 1999. This decrease in gross profit margin was due primarily to lower system sales due to delays in release of the ESS hardware platform and, accordingly, increased manufacturing costs at the Company's California facility due to overhead allocations resulting from lower systems' volume.

Marketing and sales expenses were $8,886,154 for the three months ended March 31, 2000, an increase of $685,712 (8%) over the same period in 1999. Marketing and sales expenses for the three months ended March 31, 2000 were 17.0% of net sales, up from 16.8% for the same period in 1999. This net increase was due to the effect of hiring additional sales, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotional costs associated with the planned introduction of new products.

General and administrative expenses were $5,547,548 for the three months ended March 31, 2000, an increase of $590,198 (12%) over the same period in 1999. General and administrative expenses for the three months ended March 31, 2000 were 10.6% of net sales, up from 10.2% for the same period in 1999. This net increase resulted from an increase in research and development costs associated with new products being developed by the Company and the effect of acquisitions completed in the last three quarters of 1999.

Depreciation and amortization expenses were $1,603,651 for the three months ended March 31, 2000, an increase of $250,623 (19%) over the same period in 1999. Depreciation and amortization expenses for the three months ended March 31, 2000 were 3.1% of net sales, up from 2.8% for the same period in 1999. This net increase was due to additional goodwill amortization generated by acquisitions completed during the last three quarters of 1999 and amortization of software development costs.

Special charges totaled $750,000 for the three months ended March 31, 1999 for severance obligations incurred by the Company related to the separation of two former officers.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

            For the Three Months ended March 31, 2000 compared to the
                        Three Months ended March 31, 1999

Results of Operations, continued

Other expense was $900,511 for the three months ended March 31, 2000, a net increase in expense of $857,767 from the same period in 1999. This increase resulted primarily from a reduction of equity in the earnings of Detection Systems, Inc. ("DETC") by $450,000. The Company did not record equity income in DETC for the three months ended March 31, 2000 based on DETC estimated quarterly earnings of zero. The increase in expense was also due to an increase in interest rates paid by the Company on its credit facility.

Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the three months ended March 31, 2000 of approximately $1.4 million. Net cash used in operating activities for the period was approximately $679,000. The cash used consisted of decreases in inventories and increases in accounts and notes payable and accrued and other current liabilities, offset by increases in accounts and notes receivable, advances for inventory purchases, and noncurrent notes and other assets. Net cash used in investing activities was approximately $1.6 million, consisting of purchases of property and equipment, primarily related to the Company's worldwide computer implementation, offset partially by proceeds from the sales of property and equipment. Net cash provided by financing activities was approximately $1.8 million, consisting primarily of borrowings on its bank credit facility and the issuance of common stock pursuant to exercises of stock options, offset by the payment of dividends on the Company's outstanding Series A Preferred Stock.

As of March 31, 2000, the Company had unused available revolving lines of credit under its bank facility totaling $7.0 million. The Company is in compliance with all of its covenants with its lender as of the date of this report.

The Company believes that internally-generated funds, available borrowings under the new credit facility, and current amounts of cash will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's market risk exposure since the filing of the 1999 Annual Report on Form 10-K.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2000



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

             Not Applicable


     Item 5. Other Information

             Not Applicable

     Item 6. Exhibits and Reports on Form 8-K

             (a)  Exhibits filed with this report:

             Exhibit 10.25: Amended and Restated Credit Agreement between
             Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Certain Lenders, dated March 22, 2000.

             Exhibit 27: Financial Data Schedule

             (b)  Reports on Form 8-K.

             None filed during the quarter ended March 31, 2000.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ULTRAK, INC.
                                   (Registrant)


Date: May 10, 2000                 By: /s/ Tim D. Torno
                                      -----------------
                                      Tim D. Torno, Vice President-Finance
                                      Principal Financial and
                                      Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
 10.25:        Amended and Restated Credit Agreement between Ultrak Operating,
               L.P., American National Bank and Trust Company of Chicago and
               Certain Lenders, dated March 22, 2000.

 27:           Financial Data Schedule