Form 10-Q
period 2000-06-30
ULTRAK INC
filed 2000-08-14
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         For the quarterly period ended:

                                  JUNE 30, 2000

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2000: 11,707,855 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2000

                                      INDEX



   Part I:   Financial Information                                               Page No.
             ---------------------                                               --------
       Consolidated Balance Sheets                                                  3

       Consolidated Statements of Operations                                        4

       Consolidated Statements of Cash Flows                                        5

       Notes to Consolidated Financial Statements                                   6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                12



   Part II:  Other Information                                                      16
             -----------------



   Signatures                                                                       18

                         ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                             JUNE 30,        DECEMBER 31,
                                  ASSETS                                       2000              1999
                                                                           -------------    -------------
                                                                            (unaudited)
Current Assets:
    Cash and Cash Equivalents                                              $   4,128,271        4,757,512
    Investments                                                                  819,500          600,033
    Trade Accounts Receivable, less allowance for doubtful accounts           42,223,954       41,337,442
    Inventories, net                                                          46,993,202       49,097,433
    Advances for Inventory Purchases                                             208,073        1,943,617
    Prepaid Expenses and Other Current Assets                                  5,356,023        4,230,732
    Deferred Income Taxes                                                      3,959,604        3,959,604
    Net Assets of Discontinued Operations                                      1,783,090        1,905,831
                                                                           -------------    -------------
        Total Current Assets                                                 105,471,717      107,832,204
                                                                           -------------    -------------

Property, Plant and Equipment, at cost                                        28,860,669       26,879,627
        Less accumulated depreciation and amortization                       (11,126,027)      (9,016,169)
                                                                           -------------    -------------
                                                                              17,734,642       17,863,458
                                                                           -------------    -------------

Goodwill, net of accumulated amortization                                     55,334,822       56,337,690

Investment in Detection Systems, Inc., at equity                              13,756,640       13,354,019

Software Development Costs, net of accumulated amortization                    3,718,714        2,973,764

Other Assets                                                                   2,119,620        1,989,373
                                                                           -------------    -------------

        Total Assets                                                       $ 198,136,155      200,350,508
                                                                           =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                 $  14,627,145       15,739,200
    Accrued Expenses                                                           5,526,001        5,916,432
    Accrued Restructuring Costs                                                  480,800        1,749,073
    Other Current Liabilities                                                  5,420,304        4,713,081
                                                                           -------------    -------------
        Total Current Liabilities                                             26,054,250       28,117,786
                                                                           -------------    -------------

Line of Credit                                                                37,534,698       37,000,000

Deferred Income Taxes                                                          2,644,489        2,569,870

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                       976,755          976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        15,150,105 and 14,981,471 shares issued and outstanding at
        June 30, 2000 and December 31, 1999, respectively                        151,501          149,815
   Additional Paid in Capital                                                158,181,237      156,708,110
   Retained Earnings                                                          17,161,248       17,578,720
   Accumulated Other Comprehensive Loss                                       (5,884,912)      (4,067,437)
   Treasury Stock, at cost (3,442,250 common shares at
        June 30, 2000 and December 31, 1999, respectively)                   (38,683,111)     (38,683,111)
                                                                           -------------    -------------
        Total Stockholders' Equity                                           131,902,718      132,662,852
                                                                           -------------    -------------

        Total Liabilities and Stockholders' Equity                         $ 198,136,155      200,350,508
                                                                           =============    =============


         The accompanying notes are an integral part of the consolidated financial statements.

          ULTRAK, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 THREE MONTHS       THREE MONTHS         SIX MONTHS         SIX MONTHS
                                                     ENDED               ENDED              ENDED              ENDED
                                                  JUNE 30, 2000     JUNE 30, 1999       JUNE 30, 2000      JUNE 30, 1999
                                                 --------------     --------------     --------------     --------------
                                                   (unaudited)       (unaudited)         (unaudited)        (unaudited)
Net sales                                        $   53,918,600         52,323,827        106,052,941        100,992,211
Cost of sales                                        37,249,765         35,197,960         73,197,178         67,969,504
                                                 --------------     --------------     --------------     --------------
        Gross profit                                 16,668,835         17,125,867         32,855,763         33,022,707
        Gross profit %                                     30.9%              32.7%              31.0%              32.7%

Other operating costs:
    Marketing and sales                               8,931,748          8,461,281         17,817,902         16,661,723
    General and administrative                        5,440,307          5,587,614         10,987,855         10,544,964
    Depreciation and goodwill amortization            1,621,176          1,535,865          3,224,827          2,888,893
    Special charges                                          --          3,125,000                 --          3,875,000
                                                 --------------     --------------     --------------     --------------
                                                     15,993,231         18,709,760         32,030,584         33,970,580
                                                 --------------     --------------     --------------     --------------
        Operating profit (loss)                         675,604         (1,583,893)           825,179           (947,873)

Other (expense) income:
   Interest expense, net                               (924,825)          (714,630)        (1,781,321)        (1,430,668)
   Equity in income of Detection Systems, Inc.          324,000            450,000            324,000            850,000
   Other, net                                            63,553            557,445             19,538            830,739
                                                 --------------     --------------     --------------     --------------
                                                       (537,272)           292,815         (1,437,783)           250,071
                                                 --------------     --------------     --------------     --------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                138,332         (1,291,078)          (612,604)          (697,802)
   BEFORE INCOME TAXES
       Income tax benefit (expense)                     (69,166)           555,164            253,736            300,055
                                                 --------------     --------------     --------------     --------------

NET INCOME (LOSS)                                        69,166           (735,914)          (358,868)          (397,747)
Dividend requirements on
preferred stock                                         (29,302)           (29,302)           (58,604)           (58,604)
                                                 --------------     --------------     --------------     --------------
Net income (loss) allocable to
common stockholders                              $       39,864           (765,216)          (417,472)          (456,351)
                                                 ==============     ==============     ==============     ==============
Net income per share:
      Basic                                      $         0.00     $        (0.07)    $        (0.04)    $        (0.04)
                                                 ==============     ==============     ==============     ==============
      Diluted                                    $         0.00     $        (0.07)    $        (0.04)    $        (0.04)
                                                 ==============     ==============     ==============     ==============

Number of common shares used in computations:
      Basic                                          11,701,262         11,712,028         11,659,817         11,684,997
                                                 ==============     ==============     ==============     ==============
      Diluted                                        11,952,905         11,712,028         11,659,817         12,043,305
                                                 ==============     ==============     ==============     ==============

        The accompanying notes are an integral part of the consolidated financial statements.

                    ULTRAK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)


                                                                             SIX MONTHS          SIX MONTHS
                                                                                ENDED               ENDED
                                                                           JUNE 30, 2000         JUNE 30, 1999
                                                                         -------------------   ------------------
Cash flows from operating activities:
   Net loss                                                               $     (358,868)            (397,747)
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                          3,224,827            2,888,893
        Provision for losses on accounts receivable                              265,053              368,838
        Provision for inventory obsolescence                                     504,123              (38,314)
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                       (824,997)          (1,614,178)
            Inventories                                                        1,788,880            3,662,885
            Advances for inventory purchases                                   1,735,544           (1,812,290)
            Prepaid expenses and other current assets                         (1,255,538)           1,038,722
            Noncurrent notes and other assets                                         --            2,008,911
            Accounts and notes payable                                        (1,112,055)             340,348
            Accrued and other current liabilities                               (951,481)           4,694,124
            Decrease in net assets of discontinued
             operations                                                               --              922,038
                                                                          --------------       --------------
                 Net cash provided by (used in) operating activities           3,015,488           12,062,230
                                                                          --------------       --------------

Cash flows from investing activities:
      Proceeds (purchases) of investments, net                                  (618,313)             894,450
      Purchases of property and equipment                                     (3,158,510)          (3,814,277)
      Acquisitions, net of cash acquired                                              --             (404,878)
                                                                          --------------       --------------
                 Net cash used in investing activities                        (3,776,823)          (3,324,705)
                                                                          --------------       --------------

Cash flows from financing activities:
      Net borrowings on revolving line of credit                                 534,698            2,311,750
      Issuance of common stock, net of issuance costs                          1,474,813               56,250
      Purchase of treasury stock                                                      --           (5,645,025)
      Payment of preferred stock dividends                                       (58,604)             (58,604)
                                                                          --------------       --------------
                 Net cash provided by (used in) financing activities           1,950,907           (3,335,629)
                                                                          --------------       --------------

Effect of exchange rate changes on cash                                       (1,818,813)          (1,435,362)

Net increase (decrease) in cash and cash equivalents                            (629,241)           3,966,534
                                                                          --------------       --------------

Cash and cash equivalents at beginning of the period                           4,757,512            4,480,721
                                                                          --------------       --------------
Cash and cash equivalents at end of the period                            $    4,128,271            8,447,255
                                                                          ==============       ==============

Supplemental schedule of noncash investing and financing:
  Acquisition of businesses
      Assets acquired                                                     $           --       $    2,834,767
      Liabilities assumed                                                             --             (935,000)
      Common stock issued                                                             --           (1,494,889)
                                                                          --------------       --------------

      Net cash paid for acquisitions                                      $           --       $      404,878
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

Following is a reconciliation of basic and diluted earnings per share:


                                       For the Quarter Ended June 30, 2000     For the Quarter Ended June 30, 1999
                                       ------------------------------------   -------------------------------------
                                          Net                    Per Share       Net                     Per Share
                                         Income       Shares       Amount       Income        Shares      Amount
                                       ----------   ----------   ----------   ----------    ----------   ----------
Basic net income (loss) per share:
Income (loss) allocable to common     $   39,864   11,701,262   $      .00   $ (765,216)   11,712,028   $     (.07)
stockholders                                                     ==========                              ==========

Effect of Dilutive Securities:
   Stock options                              --      251,643                        --            --
                                      ----------   ----------   ----------   ----------    ----------   ----------

Diluted net income (loss) per share   $   39,864   11,952,905   $      .00   $ (765,216)   11,712,028   $     (.07)
                                      ==========   ==========   ==========   ==========    ==========   ==========

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

2.  Earnings per Share, continued:


                                                    For the Six Months Ended                  For the Six Months
                                                          June 30, 2000                       Ended June 30, 1999
                                              -------------------------------------- --------------------------------------
                                                   Net                    Per Share       Net                     Per Share
                                                 Income       Shares        Amount       Income        Shares      Amount
                                              ------------ ------------  ----------- -------------  ------------ ----------
Basic net income (loss) per share:
Income (loss) allocable to common
 stockholders                                 $ (417,472)   11,659,817       $(.04)   $ (456,351)    11,684,997     $(.04)
                                                                             ======                                 ======


Effect of Dilutive Securities:
   Contingently issuable shares                         -            -                          -       197,546
   Put options                                          -            -                          -         5,999
   Stock options                                        -            -                          -       154,763
                                              ------------ ------------              -------------  ------------

Diluted net income (loss) per share           $ (417,472)   11,659,817      $ (.04)   $ (456,351)    12,043,305    $ (.04)
                                              ============ ============  =========== =============  ============ ==========


For the three and six months ended June 30, 2000, options to purchase 251,643 and 300,720 shares, respectively, were not included in the computation of dilutive income per share because it would be anti-dilutive to do so.

3.  Note Payable to Bank:


On March 22, 2000 (and as amended May 17, 2000) the Company entered into a two-year credit facility. The credit facility provides for combined borrowings of up to $45.0 million under a revolving line of credit based upon available collateral. Interest for the credit facility is payable quarterly at prime plus a range of 0% to .25% or LIBOR plus a range of 2.25% to 2.75%, depending on the leverage ratio, as defined, for the quarter. The credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a maximum debt service and minimum net worth amounts. The Company pays a quarterly unused facility fee of .375% per annum.

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

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

       International-PSG

       This segment sells to professional security dealers, distributors, installers and certain large- end users of professional security products outside the United States.

       Supply

       This segment sells products and systems manufactured by the Company's Ohio and California facilities to the US-PSG and International-PSG segments.

The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on earnings from operations before income taxes and other income and expense. The Corporate column includes corporate overhead-related items.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

4.       Segment Disclosure and Foreign Operations, continued:

The following tables provide financial data by segment for the periods noted:

Three months ended June 30, 2000:           US-PSG         US-DSG        Int'l-PSG        Supply        Corporate          Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Total revenue                           $ 24,681,870    $ 16,069,597   $ 21,218,161    $  5,865,612    $        557    $ 67,835,797
Intersegment revenue                        (263,030)             --     (7,877,369)     (5,776,798)             --     (13,917,197)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 24,418,840    $ 16,069,597   $ 13,340,792    $     88,814    $        557    $ 53,918,600
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss), including
special charges                         $  2,978,176    $  2,734,459   ($   656,459)   ($   316,758)   ($ 4,063,814)   $    675,604
Depreciation and amortization expense        155,653          58,977        212,211          30,121       1,164,214       1,621,176

Three months ended June 30, 1999:           US-PSG          US-DSG      Int'l-PSG          Supply       Corporate           Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Total revenue                           $ 22,498,914    $ 14,959,068   $ 17,196,771    $  5,637,600              --    $ 60,292,353
Intersegment revenue                        (475,148)             --     (1,855,778)     (5,637,600)             --      (7,968,526)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 22,023,766    $ 14,959,068   $ 15,340,993              --              --    $ 52,323,827
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss)                 $  2,417,569    $  3,203,537   ($     3,829)   ($   163,474)   ($ 7,037,696)   ($ 1,583,893)
Depreciation and amortization expense        182,326          62,346        176,990          28,471       1,085,732       1,535,865


Six months ended June 30, 2000:             US-PSG          US-DSG      Int'l-PSG          Supply       Corporate           Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Total revenue                           $ 47,364,821    $ 31,371,342   $ 44,328,043    $ 11,306,953    $      6,122    $134,377,281
Intersegment revenue                        (376,509)             --    (16,729,692)    (11,218,139)             --     (28,324,340)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 46,988,312    $ 31,371,342   $ 27,598,351    $     88,814    $      6,122    $106,052,941
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss), including
special charges                         $  4,878,703    $  5,496,809   ($   800,969)   ($   703,738)   ($ 8,045,626)   $    825,179
Depreciation and amortization expense        324,794         118,147        424,894          55,411       2,301,581       3,224,827

Six months ended June 30, 1999:             US-PSG          US-DSG      Int'l-PSG          Supply       Corporate           Total
                                        ------------    ------------   ------------    ------------    ------------    ------------
Total revenue                           $ 41,561,393    $ 30,465,625   $ 33,211,890    $ 10,522,362              --    $115,761,270
Intersegment revenue                        (818,336)             --     (3,428,361)    (10,522,362)             --     (14,769,059)
                                        ------------    ------------   ------------    ------------    ------------    ------------
Revenue from external customers         $ 40,743,057    $ 30,465,625   $ 29,783,529              --              --    $100,992,211
                                        ============    ============   ============    ============    ============    ============

Operating profit (loss)                 $  3,645,323    $  6,863,204   $    135,781    ($   238,509)   ($11,353,672)   ($   947,873)
Depreciation and amortization expense        296,599         126,205        369,229          30,429       2,066,431       2,888,893


Financial information relating to the Company's Corporate segment is as follows:


                                                Three months ended June 30,          Six months ended June 30,
                                               -----------------------------       -----------------------------
                                                   2000              1999             2000              1999
                                               -----------       -----------       -----------       -----------
Engineering and other corporate expenses       $   721,460       $ 1,421,917       $ 2,053,469       $ 2,491,588
General and administrative                       2,178,697         1,405,047         3,696,698         2,920,653
Depreciation and amortization                    1,164,214         1,085,732         2,301,581         2,066,431
Special charges                                         --         3,125,000                --         3,875,000
                                               -----------       -----------       -----------       -----------

  Operating loss                               $ 4,064,371       $ 7,037,696       $ 8,051,748       $11,353,672
                                               ===========       ===========       ===========       ===========

Sales by geographic area were as follows:



                                                 Three months ended June 30,            Six months ended June 30,
                                               -------------------------------       -------------------------------
                                                   2000               1999              2000                1999
                                               ------------       ------------       ------------       ------------
United States                                  $ 40,577,808       $ 36,982,834       $ 78,454,590       $ 71,208,682
Europe                                           11,569,737         13,926,621         24,101,554         27,547,045
Other                                             1,771,055          1,414,372          3,496,797          2,236,484
                                               ------------       ------------       ------------       ------------

   Total Revenues                              $ 53,918,600       $ 52,323,827       $106,052,941       $100,992,211
                                               ============       ============       ============       ============

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

5.   Comprehensive Income (Loss):

Total comprehensive income (loss) is as follows:

                                                 Three months ended June 30,            Six months ended June 30,
                                               -------------------------------       -------------------------------
                                                   2000               1999              2000                1999
                                               ------------       ------------       ------------       ------------
Net Income (Loss)                             $    69,166        $  (735,914)       $  (358,868)       $  (397,747)

Other Comprehensive Income (Expense):

     Currency Translation Adjustment             (605,717)          (449,297)        (1,962,322)        (1,607,236)
     Unrealized Gain (Loss) on Investments       (261,724)                 -            144,847            171,874
                                               ------------       ------------       ------------       ------------

Comprehensive loss                            $  (798,275)       $(1,185,211)       $(2,176,343)       $(1,833,109)
                                              ============       ============       ============       ============



                                                                 Foreign             Unrealized           Accumul. Other
The activity for the three months ended June 30,                Currency            Gain (Loss) On         Comprehensive
2000 related to the following:                                    Items               Investments              Loss
                                                              --------------        --------------        --------------
Balance as of March 31, 2000                                  $   (4,856,169)       $     (161,302)       $   (5,017,471)
Current Period Change                                               (605,717)             (261,724)             (867,441)
                                                              --------------        --------------        --------------
Balance as of June 30, 2000                                   $   (5,461,886)       $     (423,026)       $   (5,884,912)
                                                              ==============        ==============        ==============


                                                                  Foreign             Unrealized          Accumul. Other
The activity for the three months ended June 30,                 Currency           Gain (Loss) On         Comprehensive
1999 related to the following:                                     Items              Investments              Loss
                                                              --------------        --------------        --------------
Balance as of March 31, 1999                                  $   (1,244,911)       $      171,874        $   (1,073,037)
Current Period Change                                             (1,157,939)             (171,874)           (1,329,813)
                                                              --------------        --------------        --------------
Balance as of June 30, 1999                                   $   (2,402,850)                   --        $   (2,402,850)
                                                              ==============        ==============        ==============

                                                                 Foreign              Unrealized          Accumul. Other
The activity for the six months ended June 30,                  Currency            Gain (Loss) On         Comprehensive
2000 related to the following:                                    Items               Investments              Loss
                                                              --------------        --------------        --------------

Balance as of December 31, 1999                               $   (3,499,563)       $     (567,874)       $   (4,067,437)
Current Period Change                                             (1,962,322)              144,847            (1,817,475)
                                                              --------------        --------------        --------------
Balance as of June 30, 2000                                   $   (5,461,885)       $     (423,027)       $   (5,884,912)
                                                              ==============        ==============        ==============


                                                                 Foreign               Unrealized          Accumul. Other
The activity for the six months ended June 30,                  Currency             Gain (Loss) On        Comprehensive
1999 related to the following:                                    Items                Investments              Loss
                                                              -------------          --------------        --------------
Balance as of December 31, 1998                               $   (795,614)          $    (171,874)        $    (967,488)
Current Period Change                                           (1,607,236)                171,874            (1,435,362)
                                                              ------------           -------------         -------------
Balance as of June 30, 1999                                   $ (2,402,850)                 --             $  (2,402,850)
                                                              ============           =============         =============

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (UNAUDITED)


6.       Subsequent Event

On July 1, 2000, the Company sold certain assets of its UK-based business, Intervision Express Ltd., to Norbain SD, Ltd., a UK-based distributor of CCTV and access control equipment. The Company received approximately $2.1 million in cash for inventory and certain other assets including use of the Intervision tradename. Ultrak retained the right to sell Ultrak branded products directly to systems integrators and installers in Intervision's previous market of the UK and Ireland. The total consideration also includes approximately $1.0 million in excess of the carrying value of the tangible assets on Ultrak's books.

Additionally, Norbain entered into a distribution and OEM purchase agreement whereby Norbain will buy at least $6.0 million of Ultrak branded CCTV products and dome systems through the end of 2002. In return, Ultrak has agreed to grant Norbain distribution exclusivity for its Diamond series dome product line and its CCTV products in the UK and Ireland as long as the above minimum purchase commitments are met.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three Months ended June 30, 2000 compared to the
                        Three Months ended June 30, 1999

Results of Operations

For the three months ended June 30, 2000, net sales were $53,918,600, an increase of $1,594,773 (3%) over the same period in 1999. This was primarily due to internal growth from domestic sales of standard products and the effect of acquisitions completed during the second quarter of 1999, offset by lower international sales of standard products, adverse impacts of the Euro decline, and lower sales of systems due to delays in release of the new Enterprise Security Solutions ("ESS") hardware platform.

Cost of sales was $37,249,765, an increase of $2,051,805 (6%) over the same period in 1999. Gross profit margins on net sales decreased to 30.9% for the three months ended June 30, 2000 from 32.7% for the same period in 1999. This decrease in gross profit margin was due primarily to lower systems sales due to delays in the release of the ESS hardware platform and, accordingly, increased manufacturing costs at the Company's California facility due to overhead allocations resulting from lower systems volume.

Marketing and sales expenses were $8,931,748, an increase of $470,467 (6%) over the same period in 1999. Marketing and sales expenses for the three months ended June 30, 2000 were 16.6% of net sales, up from 16.2% for the same period in 1999. This net increase was due to the effect of acquisitions completed during 1999, the effect of hiring additional field sales personnel, and the effect of hiring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $5,440,307 for the three months ended June 30, 2000, a decrease of $147,307 (3%) over the same period in 1999. General and administrative expenses for the three months ended June 30, 2000 were 10.1% of net sales, down from 10.7% of net sales for the same period in 1999. This slight net decrease represents the net impact of overhead cost reductions resulting from the restructuring program which was announced in June 1999.

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

                         ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

            For the Three Months ended June 30, 2000 compared to the
                        Three Months ended June 30, 1999


Results of Operations, continued

Other expense was $537,272 for the three months ended June 30, 2000, an increase of $830,087 (283%) from the same period in 1999. This net increase in other expenses resulted primarily from a $453,000 reduction in income on the sale of investments from the same period in 1999 and an increase in interest rates paid by the Company on its credit facility. A decrease of the Company's investment earnings in Detection Systems, Inc. ("DETC") by $126,000 over the same period in 1999 also contributed to the increase in other expense due to DETC's financial results.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

             For the Six Months ended June 30, 2000 compared to the
                         Six Months ended June 30, 1999


Results of Operations

For the six months ended June 30, 2000, net sales were $106,052,941, an increase of $5,060,730 (5%) over the same period in 1999. This was primarily due to internal growth from sales of standard products and the effect of acquisitions completed during the second quarter of 1999, offset by lower European sales of standard products, adverse impacts of the Euro decline, and lower sales of systems due to delays in release of the new Enterprise Security Solutions ("ESS") hardware platform.

Cost of sales was $73,197,178, an increase of $5,227,674 (8%) over the same period in 1999. Gross profit margins on net sales decreased to 31.0% for the six months ended June 30, 2000 from 32.7% for the same period in 1999. This decrease in gross profit margin was due primarily to lower systems sales due to delays in the release of the ESS hardware platform and, accordingly, increased manufacturing costs at the Company's California facility due to overhead allocations resulting from lower systems volume.

Marketing and sales expenses were $17,817,902, an increase of $1,156,179 (7%) over the same period in 1999. Marketing and sales expenses for the six months ended June 30, 2000 were 16.8% of net sales, up from 16.5% for the same period in 1999. This net increase was due to the effect of acquisitions completed during 1999 and the effect of hiring additional field sales personnel, sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotion costs associated with the introduction of new products.

General and administrative expenses were $10,987,855, an increase of $442,891 (4%) over the same period in 1999. General and administrative expenses for the six months ended June 30, 2000 were 10.4% of net sales, consistent with the same period in 1999. This lack of change was due to the net effect of acquisitions in 1999 and costs related to the establishment of the Company's European headquarters in Antwerp, Belgium, offset by the Company's other efforts to reduce its general and administrative costs as a percentage of net sales.

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

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

             For the Six Months ended June 30, 2000 compared to the
                         Six Months ended June 30, 1999


Results of Operations, continued

Other expense was $1,437,783 for the six months ended June 30, 2000, an increase of $1,687,854 (675%) from the same period in 1999. This net increase in other expenses resulted primarily from a $805,000 reduction in income on the sale of investments from the same period in 1999 and an increase in interest rates paid by the Company on its credit facility. A decrease of the Company's investment earnings in Detection Systems, Inc. ("DETC") by $526,000 over the same period in 1999 also contributed to the increase in other expense due to DETC financial results.

Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the six months ended June 30, 2000 of approximately $629,000. Net cash provided by operating activities for the period was approximately $3.0 million. The cash provided by operating activities consisted of decreases in inventories and advances for inventory purchases, offset by increases in accounts and notes receivable and prepaid expenses and other current assets, and decreases in accounts and notes payable and accrued and other current liabilities. Net cash used in investing activities was approximately $3.8 million consisting of purchases of property and equipment, primarily related to the worldwide computer software implementation. Net cash provided by financing activities was approximately $2.0 million, consisting primarily of issuance of common stock and net borrowings on the revolving line of credit, offset by the payment of dividends on the Company's outstanding Series A Preferred Stock.

As of June 30, 2000, the Company had unused available revolving lines of credit under its bank facility totaling $4.4 million. The Company is in compliance with or had obtained waivers for all of its covenants with its lender as of the date of this report.

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

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2000

   Part II: Other Information

       Item 1.   Legal Proceedings

                 Ultrak has commenced litigation seeking to invalidate the golden parachute agreements between Detection Systems, Inc. ("DETC") and each of Karl K Kostusiak, its Chairman and Chief Executive Officer, and David B. Lederer, currently its Executive Vice President and to preliminarily and permanently enjoin the making of any payments under them, as well as for other relief, by filing a shareholder derivative complaint on June 30, 2000 in the United States District Court for the Western District of New York (the "Court") against DETC's five current directors, including Messrs. Kostusiak and Lederer. Ultrak is seeking to replace a majority of the board of directors of Detection Systems, Inc., a company of which Ultrak is a 21% stockholder. Ultrak accounts for its investment in Detection Systems under the equity method of accounting. If Ultrak is successful in replacing at least 35% of Detection Systems' directors, these golden parachute agreements will permit Messrs. Kostusiak and Lederer to quit from Detection Systems for any reason and receive payments that could exceed $8 million.

       Item 2.   Changes in Securities
                 Not Applicable

       Item 3.   Defaults Upon Senior Securities
                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on June 2, 2000. During the meeting, the holders of a majority of the Company's outstanding shares elected five directors until the next annual meeting of shareholders and approved and ratified the selection of Grant Thornton LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ending December 31, 2000.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2000

  Part II: Other Information, Continued

      Item 5.   Other Information

                 Not Applicable

      Item 6.   Exhibits and Reports on Form 8-K

                 (a)      Exhibits filed with this report:


                 Exhibit 10.26: First Amended and Restated Credit Agreement among Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Harris Trust Savings Bank, dated May 17, 2000.

                 Exhibit 27: Financial Data Schedule

                 (b)    Reports on Form 8-K.

                 A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 4, 2000 reporting the resignation of Ted Wlazlowski and the election of Peter Beare as President and Chief Operating Officer of the Company.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ULTRAK, INC.
                                  (Registrant)


   Date: August 14, 2000              By: /s/ Tim D. Torno
                                      ------------------------------------------
                                      Tim D. Torno,  Vice President-Finance
                                      Principal Financial and Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION
----------                    -----------
10.26                         First Amended and Restated Credit Agreement among
                              Ultrak Operating, L.P., American National Bank and
                              Trust Company of Chicago and Harris Trust Savings
                              Bank, dated May 17, 2000.

27                            Financial Data Schedule