Form 10-Q
period 2000-09-30
ULTRAK INC
filed 2000-11-14
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                         For the quarterly period ended:

                               SEPTEMBER 30, 2000

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2000: 11,710,755 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX




   Part I:  Financial Information                                               Page No.
                                                                                --------
       Consolidated Balance Sheets                                                  3

       Consolidated Statements of Operations                                        4

       Consolidated Statements of Cash Flows                                        5

       Notes to Consolidated Financial Statements                                   6

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                12



   Part II:  Other Information                                                      17


   Signatures                                                                       19

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,    DECEMBER 31,
                                     ASSETS                                              2000             1999
                                                                                     -------------    ------------
                                                                                      (unaudited)
Current Assets:
    Cash and Cash Equivalents                                                        $   2,272,295       4,757,512
    Investments                                                                            643,500         600,033
    Trade Accounts Receivable, less allowance for doubtful accounts                     36,517,281      41,337,442
    Inventories, net                                                                    45,232,938      49,097,433
    Advances for Inventory Purchases                                                        19,451       1,943,617
    Prepaid Expenses and Other Current Assets                                            6,555,949       4,230,732
    Deferred Income Taxes                                                                3,892,322       3,959,604
    Net Assets of Discontinued Operations                                                1,704,594       1,905,831
                                                                                     -------------    ------------
        Total Current Assets                                                            96,838,330     107,832,204
                                                                                     -------------    ------------

Property, Plant and Equipment, at cost                                                  29,345,021      26,879,627
        Less accumulated depreciation and amortization                                 (12,142,270)     (9,016,169)
                                                                                     -------------    ------------
                                                                                        17,202,751      17,863,458
                                                                                     -------------    ------------

Goodwill, net of accumulated amortization                                               53,679,150      56,337,690

Investment in Detection Systems, Inc., at equity                                        13,904,510      13,354,019

Software Development Costs, net of accumulated amortization                              3,809,502       2,973,764

Other Assets                                                                             2,086,920       1,989,373
                                                                                     -------------    ------------

        Total Assets                                                                 $ 187,521,163     200,350,508
                                                                                     =============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts Payable-Trade                                                           $  12,395,988      15,739,200
    Accrued Expenses                                                                     6,179,194       5,916,432
    Accrued Restructuring Costs                                                            316,200       1,749,073
    Other Current Liabilities                                                            3,702,799       4,713,081
                                                                                     -------------    ------------
        Total Current Liabilities                                                       22,594,181      28,117,786
                                                                                     -------------    ------------

Line of Credit                                                                          36,567,863      37,000,000

Deferred Income Taxes                                                                    2,584,649       2,569,870

Stockholders' Equity:
   Preferred Stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible, 195,351 shares
        authorized, issued and outstanding                                                 976,755         976,755
   Common Stock, $.01 par value; 20,000,000 shares authorized;
        15,153,005 and 14,981,471 shares issued and outstanding at
        September 30, 2000 and December 31, 1999, respectively                             151,530         149,815
   Additional Paid in Capital                                                          158,178,457     156,708,110
   Retained Earnings                                                                    13,328,921      17,578,720
   Accumulated Other Comprehensive Loss                                                 (8,178,082)     (4,067,437)
   Treasury Stock, at cost (3,442,250 common shares at
        September 30, 2000 and December 31, 1999, respectively)                        (38,683,111)    (38,683,111)
                                                                                     -------------    ------------
        Total Stockholders' Equity                                                     125,774,470     132,662,852
                                                                                     -------------    ------------

        Total Liabilities and Stockholders' Equity                                   $ 187,521,163     200,350,508
                                                                                     =============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS      THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                               ENDED             ENDED             ENDED             ENDED
                                                           SEP. 30, 2000     SEP. 30, 1999     SEP 30, 2000      SEP. 30, 1999
                                                           -------------     -------------     -------------     -------------
                                                            (unaudited)       (unaudited)       (unaudited)        (unaudited)
Net sales                                                  $  47,265,151        51,281,007       153,318,092       152,273,218
Cost of sales                                                 33,240,800        34,411,019       106,437,978       102,380,523
                                                           -------------     -------------     -------------     -------------
        Gross profit                                          14,024,351        16,869,988        46,880,114        49,892,695
        Gross profit %                                              29.7%             32.9%             30.6%             32.8%

Other operating costs:
    Marketing and sales                                        8,909,798         8,339,484        26,727,700        25,001,207
    General and administrative                                 5,705,912         5,564,164        16,693,767        16,109,128
    Depreciation and goodwill amortization                     1,687,100         1,568,516         4,911,927         4,457,409
    Special charges                                            1,361,241                --         1,361,241         3,875,000
                                                           -------------     -------------     -------------     -------------
                                                              17,664,051        15,472,164        49,694,635        49,442,744
                                                           -------------     -------------     -------------     -------------
        Operating profit (loss)                               (3,639,700)        1,397,824        (2,814,521)          449,951

Other (expense) income:
   Interest expense, net                                      (1,035,776)         (710,641)       (2,817,097)       (2,141,309)
   Equity in income of Detection Systems, Inc.                   230,000           450,000           554,000         1,300,000
   Other, net                                                   (144,284)          399,238          (124,746)        1,229,977
                                                           -------------     -------------     -------------     -------------
                                                                (950,060)          138,597        (2,387,843)          388,668
                                                           -------------     -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES                             (4,589,760)        1,536,421        (5,202,364)          838,619

       Income tax benefit (expense)                              786,737          (660,661)        1,040,473          (360,606)
                                                           -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                             (3,803,023)          875,760        (4,161,891)          478,013
Dividend requirements on
preferred stock                                                  (29,302)          (29,302)          (87,908)          (87,908)
                                                           -------------     -------------     -------------     -------------
Net income (loss) allocable to
common stockholders                                        $  (3,832,325)          846,458        (4,249,799)          390,105
                                                           =============     =============     =============     =============

Net income (loss) per share:
      Basic                                                $       (0.33)    $        0.07     $       (0.36)    $        0.03
                                                           =============     =============     =============     =============
      Diluted                                              $       (0.33)    $        0.07     $       (0.36)    $        0.03
                                                           =============     =============     =============     =============

Number of common shares used in computations:
      Basic                                                   11,709,514        11,646,944        11,676,559        11,672,288
                                                           =============     =============     =============     =============
      Diluted                                                 11,709,514        12,226,365        11,676,559        12,371,622
                                                           =============     =============     =============     =============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    NINE MONTHS           NINE MONTHS
                                                                                       ENDED                 ENDED
                                                                                 SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                                                 ------------------    ------------------
Cash flows from operating activities:
   Net income (loss)                                                             $       (4,161,891)              478,013
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                                     4,911,925             4,457,409
        Provision for losses on accounts receivable                                         388,426               497,509
        Provision for inventory obsolescence                                                646,789               (26,119)
        Deferred income taxes                                                                82,061                    --
        Non-cash special charges                                                          1,361,241                    --
        Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
            Accounts receivable                                                           4,609,689            (1,733,983)
            Inventories                                                                   3,217,706            (4,170,254)
            Advances for inventory purchases                                              1,924,166             2,680,454
            Prepaid expenses and other assets                                            (1,000,341)              287,562
            Other assets                                                                   (497,494)            1,971,376
            Accounts payable                                                             (3,343,212)            3,010,755
            Accrued and other current liabilities                                        (3,541,634)            5,955,729
            Decrease in net assets of discontinued operations                               201,237             1,914,339
                                                                                 ------------------    ------------------
                 Net cash provided by  operating activities                               4,798,668            15,322,790
                                                                                 ------------------    ------------------

Cash flows from investing activities:
      Proceeds (purchases) of investments, net                                             (593,958)              444,450
      Purchases of property and equipment                                                (4,418,938)           (6,522,197)
      Acquisitions, net of cash acquired                                                         --              (679,878)
                                                                                 ------------------    ------------------
                 Net cash used in investing activities                                   (5,012,896)           (6,757,625)
                                                                                 ------------------    ------------------

Cash flows from financing activities:
      Net borrowings on revolving line of credit                                           (432,137)              635,030
      Issuance of common stock, net of issuance costs                                     1,472,062                56,250
      Purchase of treasury stock                                                                 --            (6,171,165)
      Payment of preferred stock dividends                                                  (87,908)              (87,908)
                                                                                 ------------------    ------------------
                 Net cash provided by (used in) financing activities                        952,017            (5,567,793)
                                                                                 ------------------    ------------------

Effect of exchange rate changes on cash                                                  (3,223,006)             (689,318)

Net increase (decrease) in cash and cash equivalents                                     (2,485,217)            2,308,054
                                                                                 ------------------    ------------------

Cash and cash equivalents at beginning of the period                                      4,757,512             4,480,721
                                                                                 ------------------    ------------------
Cash and cash equivalents at end of the period                                   $        2,272,295             6,788,775
                                                                                 ==================    ==================

Supplemental schedule of noncash investing and financing:
  Acquisition of businesses
      Assets acquired                                                            $               --             3,609,767
      Liabilities assumed                                                                        --            (1,435,000)
      Common stock issued                                                                        --            (1,494,889)
                                                                                 ------------------    ------------------

      Net cash paid for acquisitions                                             $               --               679,878
                                                                                ===================    ==================

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

The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 1999 included in the Ultrak Annual Report on Form 10-K.

2. Earnings Per Share:

The Company computes basic earnings (loss) per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Following is a reconciliation of basic and diluted earnings (loss) per share:

                                                     Quarter Ended Sep. 30, 2000               Quarter Ended Sep. 30, 1999
                                                --------------------------------------   --------------------------------------
                                                    Net                    Per Share         Net                    Per Share
                                                    Loss         Shares      Amount         Income       Shares       Amount
                                                ------------  ----------- ------------   -----------  ------------ ------------
Basic income (loss) per share:
Income (loss) allocable to common stockholders  $ (3,832,325)  11,709,514        $(.33)  $   846,458    11,646,944         $.07
                                                                          ============                             ============

Effect of Dilutive Securities:
   Stock options                                          --           --                         --       172,440
   Convertible preferred stock                            --           --                     29,302       406,981
                                                ------------  -----------                -----------  ------------

Diluted income (loss) per share                 $ (3,832,325)  11,709,514        $(.33)  $   875,760    12,226,365         $.07
                                                ============  =========== ============   ===========  ============ ============

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

2.  Earnings per Share, continued:

                                                           Nine Months Ended                           Nine Months
                                                           September 30, 2000                    Ended September 30, 1999
                                                --------------------------------------   --------------------------------------
                                                    Net                    Per Share         Net                    Per Share
                                                    Loss         Shares      Amount         Income       Shares       Amount
                                                ------------  ----------- ------------   -----------  ------------ ------------

Basic income (loss) per share:
Income (loss) allocable to common stockholders  $ (4,249,799)  11,676,559        $(.36)  $   390,105    11,672,288         $.03
                                                                          ============                             ============

Effect of Dilutive Securities:
   Contingently issuable shares                           --           --                         --       131,698
   Stock options                                          --           --                         --       160,655
   Convertible preferred stock                            --           --                     87,908       406,981
                                                ------------  -----------                -----------  ------------

Diluted income (loss) per share                 $ (4,249,799)  11,676,559       $ (.23)  $   478,013    12,371,622        $ .03
                                                ============  =========== ============   ===========  ============ ============

For the three and nine months ended September 30, 2000, options to purchase 579,123 and 535,078 shares, respectively, were not included in the computation of dilutive income per share because their effect would be anti-dilutive.

3. Note Payable to Bank:

   The Company is currently in violation of its financial covenants, but has obtained the necessary waivers from its lenders.

                          ULTRAK, INC. AND SUBSIDIARIES

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

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

4.       Segment Disclosure and Foreign Operations, continued:

The following tables provide financial data by segment for the periods noted:

Three months ended Sep. 30, 2000:                     US-PSG       US-DSG      Int'l-PSG      Supply      Corporate      Total
                                                    -----------  -----------  -----------   ----------   -----------  ------------
Total revenue                                       $20,760,385  $15,191,178  $16,715,353   $ 6,960,673           --  $ 59,627,589
Intersegment revenue                                   (152,766)          --   (6,311,201)   (5,898,471)          --   (12,362,438)
                                                    -----------  -----------  -----------   -----------  -----------  ------------
Revenue from external customers                     $20,607,619  $15,191,178  $10,404,152   $ 1,062,202           --  $ 47,265,151
                                                    ===========  ===========  ===========   ===========  ===========  ============

Operating profit (loss), including special
charges                                             $   909,129  $ 2,209,538  $(1,089,973)  $    46,851  $(5,715,245) $ (3,639,700)
Depreciation and amortization expense                   171,191       55,859      197,743        31,401    1,230,906     1,687,100


Three months ended Sep. 30, 2000:                     US-PSG       US-DSG      Int'l-PSG      Supply      Corporate      Total
                                                    -----------  -----------  -----------   ----------  -----------  ------------
Total revenue                                       $21,933,508  $13,535,498  $21,172,297   $ 5,125,997            --  $ 61,767,300
Intersegment revenue                                   (391,519)          --   (4,968,777)   (5,125,997)           --   (10,486,293)
                                                    -----------  -----------  -----------   -----------  ------------  ------------
Revenue from external customers                     $21,541,989  $13,535,498  $16,203,520            --            --  $ 51,281,007
                                                    ===========  ===========  ===========   ===========  ============  ============

Operating profit (loss)                             $ 2,231,854  $ 2,416,861  $   623,421   $  (245,682) $ (3,628,630) $  1,397,824
Depreciation and amortization expense                   176,647       54,368      199,324        15,215     1,122,962     1,568,516

Nine months ended Sep. 30, 2000:                    US-PSG       US-DSG       Int'l-PSG     Supply        Corporate      Total
                                                  -----------  -----------  ------------  -----------    ------------  ------------
Total revenue                                     $68,125,206  $46,562,520  $ 61,043,396   $ 18,267,626  $      6,122  $194,004,870
Intersegment revenue                                 (529,275)          --   (23,040,893)   (17,116,610)           --   (40,686,778)
                                                  -----------  -----------  ------------   ------------  ------------  ------------
Revenue from external customers                   $67,595,931  $46,562,520  $ 38,002,503   $  1,151,016  $      6,122  $153,318,092
                                                  ===========  ===========  ============   ============  ============  ============

Operating profit (loss), including
special charges                                   $ 5,787,832  $ 7,706,347  $ (1,890,942)  $   (656,887) $(13,760,871) $ (2,814,521)
Depreciation and amortization expense                 495,985      174,006       622,637         86,812     3,532,487     4,911,927

Nine months ended Sep. 30, 2000:                    US-PSG       US-DSG      Int'l-PSG      Supply        Corporate       Total
                                                  -----------  -----------  -----------   -----------    ------------  ------------
Total revenue                                     $63,494,901  $44,001,123  $ 54,384,187   $ 15,648,359            --  $177,528,570
Intersegment revenue                               (1,209,855)          --   (8,397,138)    (15,648,359)           --   (25,255,352)
                                                  -----------  -----------  ------------   ------------  ------------  ------------
Revenue from external customers                   $62,285,046  $44,001,123  $ 45,987,049             --            --  $152,273,218
                                                  ===========  ===========  ============   ============  ============  ============

Operating profit (loss)                           $ 5,877,177  $ 9,280,065  $    759,202   $   (484,191) $(14,982,302) $    449,951
Depreciation and amortization expense                 473,246      180,573       568,553         45,644     3,189,393     4,457,409

Financial information relating to the Company's Corporate segment is as follows:

                                            Three months ended Sep. 30,    Nine months ended Sep. 30,
                                            ---------------------------------------------------------
                                                2000           1999           2000           1999
                                            ------------   ------------   ------------   ------------
Engineering and other corporate expenses    $  1,450,016   $  1,102,019   $  4,086,641   $  3,593,607
General and administrative                     1,656,602      1,403,649      5,353,300      4,324,302
Depreciation and amortization                  1,230,906      1,122,962      3,532,487      3,189,393
Special charges                                1,361,241             --      1,361,241      3,875,000
                                            ------------   ------------   ------------   ------------

  Operating Expenses                        $  5,698,765   $  3,628,630   $ 14,333,669   $ 14,982,302
                                            ============   ============   ============   ============

Sales by geographic area were as follows:

                                            Three months ended Sep. 30,    Nine months ended Sep. 30,
                                            ---------------------------------------------------------
                                                2000           1999           2000           1999
                                            ------------   ------------   ------------   ------------
United States                               $ 36,860,999   $ 35,077,487   $115,315,589   $106,286,169
Europe                                         8,671,893     14,120,351     32,773,447     41,667,396
Other                                          1,732,259      2,083,169      5,229,056      4,319,653
                                            ------------   ------------   ------------   ------------

   Total Revenues                           $ 47,265,151   $ 51,281,007   $153,318,092   $152,273,218
                                            ============   ============   ============   ============

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

5. Comprehensive Income (Loss):

Total comprehensive income (loss) is as follows:

                                                  Three months ended Sep. 30,    Nine months ended Sep. 30,
                                                  ---------------------------------------------------------
                                                      2000           1999           2000           1999
                                                  ------------   ------------   ------------   ------------
Net Income (Loss)                                 $ (3,803,023)  $    875,760   $ (4,161,891)  $    478,013

Other Comprehensive Income (Expense):

     Currency Translation Adjustment                (2,177,009)       646,044     (4,139,332)      (961,192)
     Unrealized Gain (Loss) on Investments
                                                      (116,161)            --         28,687        171,874
                                                  ------------   ------------   ------------   ------------

                                                    (2,293,170)       646,004     (4,110,645)      (789,318)
                                                  ------------   ------------   ------------   ------------

Comprehensive income (loss)                       $ (6,096,193)  $  1,521,804   $ (8,272,536)  $   (311,305)
                                                  ============   ============   ============   ============




                                                          Foreign     Unrealized    Accumul. Other
                                                         Currency   Gain (Loss) On   Comprehensive
The activity for the three months ended Sep. 30, 2000      Items      Investments       Loss
related to the following:                              -----------  --------------  --------------
Balance as of June 30, 2000                            $(5,461,886)   $ (423,026)    $(5,884,912)
Current Period Change                                   (2,177,009)     (116,161)     (2,293,170)
                                                       -----------    ----------     -----------
Balance as of September 30, 2000                       $(7,638,895)   $ (539,187)    $(8,178,082)
                                                       ===========    ==========     ===========


                                                          Foreign     Unrealized    Accumul. Other
                                                         Currency   Gain (Loss) On   Comprehensive
The activity for the three months ended Sep. 30, 2000      Items      Investments       Loss
related to the following:                              -----------  --------------  --------------
Balance as of June 30, 1999                            $(2,402,850)           --     $(2,402,850)
Current Period Change                                      646,044            --         646,044
                                                       -----------    ----------     -----------
Balance as of September 30, 1999                       $(1,756,806)           --     $(1,756,806)
                                                       ===========    ==========     ===========


                                                          Foreign     Unrealized    Accumul. Other
                                                         Currency   Gain (Loss) On   Comprehensive
The activity for the three months ended Sep. 30, 2000      Items      Investments       Loss
related to the following:                              -----------  --------------  --------------
Balance as of December 31, 1999                        $(3,499,563)   $ (567,874)    $(4,067,437)
Current Period Change                                   (4,139,332)       28,687      (4,110,645)
                                                       -----------    ----------     -----------
Balance as of September 30, 2000                       $(7,638,895)   $ (539,187)    $(8,178,082)
                                                       ===========    ==========     ===========


                                                          Foreign     Unrealized    Accumul. Other
                                                         Currency   Gain (Loss) On   Comprehensive
The activity for the three months ended Sep. 30, 2000      Items      Investments       Loss
related to the following:                              -----------  --------------  --------------
Balance as of December 31, 1998                        $  (795,614)   $ (171,874)    $  (967,488)
Current Period Change                                     (961,192)      171,874        (789,318)
                                                       -----------    ----------     -----------
Balance as of September 30, 1999                       $(1,756,806)           --     $(1,756,806)
                                                       ===========    ==========     ===========

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. Special Charges

Special charges totaled $1,361,241 for the quarter ended September 30, 2000. These charges were incurred for severance obligations of the company related to the separation of three former executives, severance obligations related to the outsourcing of manufacturing operations in California and Australia, and the proxy contest with Detection Systems, Inc., a company of which Ultrak, Inc. is a 21% stockholder. The detail of these charges is as follows:


                                                        Special Charge
                                                        --------------
Severance                                               $      584,067
California Outsourcing                                  $       84,465
Australia Outsourcing                                   $       75,000
Detection Systems, Inc. Proxy Contest                   $      617,709
                                                        --------------

                                                        $    1,361,241
                                                        ==============

The Company incurred $3,875,000 of non-recurring special charges in 1999 related to a restructuring plan that commenced in June 1999. The Company expects the restructuring to be complete by the end of 2000. The current year activity is summarized as follows:

Total 1999 restructuring plan for the nine months ended September 30, 2000 is summarized as follows:

                                                      Accrued at                       Accrued at
                                                  December 31, 1999    Settled     September 30, 2000
                                                  -----------------  -----------   ------------------
Severance and other related employee costs        $         918,807      918,807                   --
Leased facilities and other termination costs               830,266      514,066              316,200
                                                  -----------------  -----------   ------------------
                                                  $       1,749,073    1,432,873              316,200
                                                  =================  ===========   ==================


7. Intervision Sale

On July 1, 2000, the Company sold certain assets of its UK-based business, Intervision Express Ltd. ("Intervision"), to Norbain SD, Ltd. ("Norbain"), a UK-based distributor of CCTV and access control equipment. The Company received approximately $2.1 million in cash for inventory and certain other assets including use of the Intervision tradename. Ultrak retained the right to sell Ultrak branded products directly to systems integrators and installers in Intervision's previous market in the UK and Ireland.

In addition, the Company granted Norbain distribution exclusivity for its Diamond-series dome product line and its CCTV products in the UK. To maintain its exclusivity, Norbain must purchase at least $6 million of Ultrak-branded CCTV products and dome systems through the end of 2002.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          For the Three Months ended September 30, 2000 compared to the
                      Three Months ended September 30, 1999

Results of Operations

For the three months ended September 30, 2000, net sales were $47,265,151, a decrease of $4,015,856 (8%) over the same period in 1999. This was primarily due to the sale of Intervision, as well as adverse impacts of the Euro decline.

Gross profit margins on net sales decreased to 29.7% for the three months ended September 30, 2000 from 32.9% for the same period in 1999. This decrease in gross profit margin was due to lower worldwide systems sales.

Marketing and sales expenses were $8,909,798, an increase of $570,314 (6%) over the same period in 1999. Marketing and sales expenses for the three months ended September 30, 2000 were 18.8% of net sales, up from 16.3% for the same period in 1999. This net increase was due to the effect of acquisitions completed during 1999, the effect of hiring additional field sales personnel, and the effect of hiring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities. There were increased advertising, promotion, and freight costs associated with the sales and shipment of new standard products. Part of these increases were offset by decreases due to a reduction in field sales and support personnel in our International PSG segment and the sale of Intervision.

General and administrative expenses were $5,705,912 for the three months ended September 30, 2000, an increase of $141,748 (3%) over the same period in 1999. General and administrative expenses for the three months ended September 30, 2000 were 12.0% of net sales, up from 10.9% of net sales for the same period in 1999. This increase represents the outsourcing of SAP basis support and an increase in hiring costs and service contracts. This increase is partially offset by a reduction in expenses due to the outsourcing of manufacturing operations in Australia and California, as well as the sale of Intervision.

Special charges totaled $1,361,241 for the three months ended September 30, 2000. These charges were incurred for severance obligations of the company related to the separation of three former executives, severance obligations related to the outsourcing of manufacturing operations in California and Australia, and the proxy contest with Detection Systems, Inc., a company of which Ultrak, Inc. is a 21% stockholder.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

          For the Three Months ended September 30, 2000 compared to the
                      Three Months ended September 30, 1999


Results of Operations, continued

Other expense was $950,060 for the three months ended September 30, 2000, an increase of $1,088,657 (785%) from the same period in 1999. This net increase in other expenses resulted primarily from a $389,493 reduction in income on the sale of investments from the same period in 1999 and an increase in interest rates paid by the Company on its credit facility due to an increase in net borrowings of approximately $2.4 million over the same period in 1999. A decrease in the Company's equity in the income of Detection Systems, Inc. ("DETC") of $220,000 over the same period in 1999 also contributed to the increase in other expense.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

          For the Nine Months ended September 30, 2000 compared to the
                      Nine Months ended September 30, 1999


Results of Operations

For the nine months ended September 30, 2000, net sales were $153,318,092, an increase of $1,044,874 (1%) over the same period in 1999. This was primarily due to increases in sales of standard products and observation systems. The increase can also be attributed to an increase in sales of consumer/do-it-yourself products by the Company's e-commerce site: SecurityandMore.com, which began operating in September 1999. These increases were partially offset by a loss in sales due to the sale of Intervision, as well as adverse impacts of the Euro decline.

Gross profit margins on net sales decreased to 30.6% for the nine months ended September 30, 2000 from 32.8% for the same period in 1999. This decrease in gross profit margin was due to lower systems sales in the International segment.

Marketing and sales expenses were $26,727,700, an increase of $1,726,493 (6%) over the same period in 1999. Marketing and sales expenses for the nine months ended September 30, 2000 were 17.4% of net sales, up from 16.4% for the same period in 1999. This net increase was due to the effect of acquisitions completed during 1999, the effect of hiring additional field sales personnel, and the effect of hiring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities. Part of these increases were offset by decreases due to a reduction in field sales and support personnel in our International PSG segment and the sale of Intervision.

General and administrative expenses were $16,693,767, an increase of $548,639 (4%) over the same period in 1999. General and administrative expenses for the nine months ended September 30, 2000 were 10.8% of net sales, up from 10.6% for the same period in 1999. This increase represents the outsourcing of SAP basis support and an increase in hiring costs and service contracts. This increase is partially offset by a reduction in expenses due to the outsourcing of manufacturing operations in Australia and California, as well as the sale of Intervision.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

          For the Nine Months ended September 30, 2000 compared to the
                      Nine Months ended September 30, 1999

Special charges were $1,361,241, compared with $3,875,000 for the nine months ended September 30, 1999. The charges incurred in the nine months ended September 30, 2000 were for severance obligations related to the separation of three former executives, severance obligations related to the outsourcing of manufacturing operations in California and Australia, and the proxy contest with Detection Systems, Inc., a company of which Ultrak, Inc. is a 21% stockholder. The special charges recorded in the nine months ended September 30, 1999 were for severance obligations incurred by the Company related to the separation of two former officers, European restructuring expenses such as employee severance, terminating leases, and consolidation of all purchasing, shipping, and billing activities to Antwerp, Belgium, estimated closing costs of three sales and distribution offices in the U.S., and costs to centralize the accounting and finance functions to the U.S. headquarters.

Other expense was $2,387,843 for the nine months ended September 30, 2000, an increase of $2,776,511 (714%) from the same period in 1999. This net increase in other expenses resulted primarily from a $1,194,876 reduction in income on the sale of investments from the same period in 1999 and an increase in interest rates paid by the Company on its credit facility as a result of the two-year agreement signed on March 22, 2000. A decrease of the Company's equity in the income of Detection Systems, Inc. ("DETC") by $746,000 over the same period in 1999 also contributed to the increase in other expense.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the nine months ended September 30, 2000 of approximately $2,485,000. Net cash provided by operating activities for the period was approximately $4.8 million versus $15.3 million for the comparable period. The most significant differences from 1999 to 2000 are the net losses in 2000, payment of accrued restructuring costs and a net reduction in past due European payables to bring accounts with major suppliers to current status. Net cash used in investing activities was approximately $5.0 million consisting of purchases of property and equipment, primarily related to the worldwide computer software implementation, and purchases of investments. Net cash provided by financing activities was approximately $950,000, consisting primarily of issuance of common stock, offset by net repayments on the revolving line of credit and by the payment of dividends on the Company's outstanding Series A Preferred Stock.

As of September 30, 2000, the Company had unused available revolving lines of credit under its bank facility totaling $4.6 million. The Company had obtained waivers from its lenders for all of its covenants as of the date of this report. Fees for these waivers will be approximately $175,000.

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

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2000

   Part II: Other Information

       Item 1.   Legal Proceedings

                 Ultrak previously commenced litigation seeking to invalidate the golden parachute agreements between Detection Systems, Inc. ("DETC") and each of Karl K Kostusiak, its Chairman and Chief Executive Officer, and David B. Lederer, currently its Executive Vice President and to preliminarily and permanently enjoin the making of any payments under them, as well as for other relief, by filing a shareholder derivative complaint on June 30, 2000 in the United States District Court for the Western District of New York (the "Court") against DETC's five current directors, including Messrs. Kostusiak and Lederer.

                 On September 27, 2000 Detection Systems announced that the golden parachute agreements with Messrs. Kostusiak and Lederer had been modified and amended and sent a letter to the Court arguing as a result of this action that Ultrak's lawsuit was rendered moot. Upon determining that these new agreements significantly reduced the potential cost to Detection Systems shareholders in the event of a change of control, and because the goal of Ultrak's lawsuit had been achieved, on October 2, 2000, Ultrak informed the federal court that it intended to submit papers to the court for a voluntary dismissal of the case. On October 24, 2000, the Court approved Ultrak's voluntary dismissal of the lawsuit, without prejudice, and ordered that the Court will consider, when submitted, an application by Ultrak to recover fees paid by it in connection with the lawsuit. There can be no assurance that Ultrak will prevail in recovering these fees or as to the amount of fees it may recover.

       Item 2.   Changes in Securities

                 Not Applicable

       Item 3.   Defaults Upon Senior Securities

                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 Not Applicable

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2000

   Part II: Other Information, Continued

       Item 5.   Other Information

                 Not Applicable

       Item 6.   Exhibits and Reports on Form 8-K

                 (a) Exhibits filed with this report:

                 Exhibit 10.27: Amendment No. 5 to Ultrak, Inc 1988 Non-Qualified Stock Option Plan, adopted by the Board as of January 24, 2000.

                 Exhibit 27: Financial Data Schedule

                 (b) Reports on Form 8-K.

                 A Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 24, 2000 reporting the resignation of Tim Torno, Vice President Finance and Chief Financial Officer and the appointment of Chris Sharng as Senior Vice President and Chief Financial Officer of the Company.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ULTRAK, INC.
                                  (Registrant)


   Date: November 14, 2000            By: /s/ Chris Sharng
                                         ---------------------------------------
                                         Chris Sharng, Senior Vice President and
                                         Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
10.27            Amendment No. 5 to Ultrak, Inc 1988 Non-Qualified Stock Option
                 Plan, adopted by the Board as of January 24, 2000.

27               Financial Data Schedule