Form 10-K
period 2000-12-31
ULTRAK INC
filed 2001-04-02
CIK 318259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          COMMON STOCK, $.01 PAR VALUE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of February 28, 2001 was $39,370,692. As of that date 11,688,888 shares of the Registrant's Common Stock were outstanding.

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

      Ultrak, Inc. (the "Company" or "Ultrak") is one of the leading global electronic security companies in the world. Ultrak designs, manufactures, markets, sells and services innovative electronic products and systems for security and surveillance, industrial video and professional audio markets worldwide. These products and systems include high-speed domes, monitors, switchers, quad processors, video management systems, digital and analog recorders, multiplexers, video transmission systems, access control systems, cameras, lenses, observation systems, audio equipment and accessories. Brand names include Ultrak, Diamond Electronics, MaxPro, Exxis, Smart Choice, Phoenix and BST. Customers, defined as end users of Ultrak products and services, range from single location mom-and-pop businesses to universities and government facilities. Sales to the professional security markets are through the Company's channel partners. The Company has increased sales from $1.8 million in 1987 to $200 million in 2000.

      Ultrak operates sales, distribution and manufacturing locations worldwide. The Company has sales offices in six U.S. cities as well as offices in England, France, Germany, Italy, Poland, Switzerland, Singapore, Australia, and South Africa. Ultrak also has active representation through Company sales representatives and systems integrators in China, Canada, Mexico and Brazil. Customers are supported by eight distribution centers worldwide and manufacturing facilities located in the United States, Australia and South Africa.

      The Company was incorporated in Colorado in 1980 and re-incorporated in Delaware in December 1995. In 1997, the Company built a 170,000 square foot warehouse and headquarters facility known as the Ultrak Worldwide Support Center located in the north Dallas suburb of Lewisville, Texas.

      Ultrak, Inc. was a pure distributor of OEM supplied and branded security-electronic products as recently as six years ago. The numerous acquisitions undertaken over the last five years brought a wide range of product development capabilities to Ultrak, but the transformation from a distributorship to a technology-based company has been challenging. By the 3rd quarter of 2000, the lack of execution resulted in stagnated sales and inflated cost structures. The Company's operations generated a loss in the third quarter of 2000. A new management team -including the President, Chief Financial Officer, head of domestic sales and marketing, Chief of Engineering and the executives in charge of European and Asian markets - was assembled between August and December of 2000, and a new strategic direction was formulated to return the Company to profitability and re-ignite growth.

      This new strategy and vision created by Ultrak's new management team resulted in tremendous changes to the Company and necessitated a significant one-time charge for the fourth quarter of 2000. This Company-wide restructuring program includes down-sizing the work force, re-allocating sales and engineering resources, focusing on Ultrak-branded product lines, decentralizing European distribution, improving inventory management, developing consistent global marketing strategies and emphasizing value engineering in product design. A charge for the fourth-quarter of $47 million arose directly from these actions that consisted of severance for terminated employees in the United States and Europe, inventory write-offs for non-Ultrak products, and returned goods deemed uneconomical to repair, lease terminations and relocation in Europe, as well as write-downs of intangible assets, internal use software, software development costs and other assets. The implementation of these actions began in the 4th quarter of 2000. Facility closures in Belgium and France, the last major component of this restructuring, are expected to conclude by April 2001.

FOURTH QUARTER CHARGE

      During the fourth quarter of 2000, the Company, in conjunction with changes in key management personnel, undertook significant strategic changes to restructure its business resulting in substantial one-time charges. Additionally, due to the new strategic direction, various assets were assessed and determined impaired by the management.

      Between 1998 and 1999, the Company opened a European distribution center in Antwerp, Belgium to consolidate purchasing, reduce overhead, and create efficiencies. Because of declining sales and operational difficulties, the Company concluded that its European distribution center would not be cost effective. Management calculated the net realizable value of its European distribution center assets and wrote off and/or wrote down assets that could not be fully recovered or utilized in any other European operations. The charges consisted of $2.7 million in inventory costs, $0.7 million in personnel, $1.2 million of fixed assets and $2.7 million of lease termination and other exit costs.

      The Company's inability to achieve operating efficiencies and the continuing losses in France have triggered an impairment review of the its long-lived assets. The Company has analyzed projected cash flows and decided to discontinue its primary business in France. This decision and the lack of resulting future cash flows in France caused the Company to conclude that all associated goodwill, $10.1 million, was impaired. The primary components of the closure costs involve personnel costs of $1.1 million, write-offs of fixed assets, accounts receivable and other assets of $1.1 million and other exit costs of $0.6 million.

      As a result of losses in Germany, management performed an impairment review of the long-lived assets at its German subsidiary. As a result of this review, management concluded, based on future cash flows, that the entire amount of goodwill, $3.0 million, should be written off.

      The Company wrote down $9.5 million of inventory related to discontinued product lines and returned inventory. Management determined that refurbishing this inventory would not be economical.

      Management determined that certain U.S. positions would no longer be necessary. As a result, the Company accrued $0.6 million of severance compensation for 33 employees.

      The new management evaluated its products under development. Based on this evaluation, the Company wrote off capitalized software development costs of $2.0 million related to certain product designs, which will be abandoned, that did not correspond with future product objectives.

      As a result of the outsourcing of certain manufacturing operations, it was determined that internal use software costs, $2.9 million, related to those operations was impaired.

      The Company also recorded foreign currency losses, $4.2 million, are related to foreign currency translation losses that were realized upon the sale or closure of foreign operations.

      Total savings from the restructuring program, on an annualized basis, are estimated at $10 million dollars.

STRATEGY

      Ultrak's new strategies will focus on five key areas:

      o     improve customer service

      o     establish profitability benchmark in all business units and regions

      o     increase gross profit margin

      o improve internal and external communication, and concentrate on Ultrak's products

      o     focus resources on Ultrak's own products

      These new strategies will be executed on a number of fronts: improved customer service will be achieved by timely delivering information, products and services right the first time; adhering strictly to established margin requirements for all of our products and projects; continual monitoring of actual results in relation to budget; minimizing the number of returns; and avoiding slow moving inventories with better forecasting and streamlined supply management. In addition to the successful execution of the new strategies, Ultrak's turnaround also depends on global organization, a strong product line launched in 2001 and the Company's new management team.

      Ultrak views the end users of its solutions as its customers and delivers these solutions through its channel partners. The Company is committed to satisfying the needs of its customers with complete security solutions and measures its success by its ability to achieve this goal. Ultrak reaches its customers by direct contact and sells to them through its channel partners. Channel partners include key influencers/consultants, dealers and system integrators, and distributors. Ultrak creates value for its channel partners by creating end user demand through direct contact and strong advertising and marketing promotions, introducing these business opportunities to its channel partners, fulfilling demand with high quality, easy to install solutions and providing superior technical support, service, training, and customer care.

      The Company delivers its end user solutions primarily through dealers and system integrators, as these are the most efficient channels to serve its customers and achieve its goals. Ultrak uses distributors as intermediaries to reach its channel partners when immediate product availability is needed, especially for small dealers. The Company aggressively sells plug-and-play products to the consumer/do-it-yourself market through major retailers and uses the Internet to educate consumers and meet the demand for easy to install security products.

      It is Ultrak's objective to improve profitability through increased sales, cost control and margin improvement driven by value engineering, manufacturing, cost reductions and reduced product acquisition costs. Ultrak focuses on improving products based on customer requirements, decreasing the time it takes to get its products to market, and building worldwide sales marketing capabilities to take advantage of a global economy.

ACQUISITIONS

      The Company did not consummate any acquisitions in 2000. Though acquisitions contributed significantly to the Company's growth prior to 1999, the integration of the acquired entities partly led to Ultrak's difficult situation in 2000. As part of the new strategy, the priority is to further integrate engineering and product development capabilities of the existing entities rather than taking on new acquisitions. As the security industry continues to consolidate, Ultrak will search for growth through acquisitions when appropriate opportunities are presented.

      Effective March 1, 1999, the Company acquired ABM Data Systems, Inc. ("ABM"), based in Austin, Texas, which develops, sells and services computer software for the alarm monitoring security industry, government agencies and proprietary customers and offers support for computer software targeted for the automated security monitoring markets, for 250,000 shares of Common Stock, valued at $1.5 million. Effective April 1, 1999, the Company acquired 100% of the stock of Multi Concepts Systemes, SA ("MCS"), a Switzerland based systems integrator of electronic security systems. Total consideration included an initial payment of $405,000 in cash and future contingent payments based upon a percentage of MCS's net income and book value. Effective July 1, 1999, the Company acquired 100% of the stock of MACH Security Sp.z.o.o ("Mach"), based in Szczecin, Poland. Total consideration included an initial payment of $275,000 in cash and future contingent payments based upon a percentage of MACH net income.

DIVESTITURES

      In August 1998, the Company completed the sale of the stock of Dental Vision Direct, Inc. ("DVD"); a 90% owned subsidiary, to American Dental Technologies, Inc. ("American Dental"). On March 3, 1999, the Company completed the sale of its 10% ownership interest of Securion 24 to Mr. Mutsuo Tanaka.

      On July 1, 2000, the Company sold substantially all of its UK based business, Intervision Express Ltd., to Norbain SD, Ltd., a UK-based distributor of CCTV and access control equipment. The Company received approximately $2.1 million in cash for inventory and certain other assets including use of the Intervision tradename. Ultrak retained accounts receivable and the right to sell Ultrak branded products directly to systems integrators and installers in Intervision's previous market of the UK and Ireland. A loss of approximately $840,000 was incurred on the sale.

      Additionally, Norbain entered into a distribution and OEM purchase agreement whereby Norbain will buy at least $6.0 million of Ultrak-branded CCTV products and dome systems during the term of the agreement ending on December 31, 2002. In return, Ultrak granted Norbain distribution exclusivity for Ultrak's Diamond series dome product line and its CCTV products in the UK and Ireland as long as the above minimum purchase commitments are met.

      On September 13, 2000, the Company sold inventory and certain assets to Ameritron, Inc. for $925,000 in short term notes to be paid in monthly installments beginning December 15, 2000. Ameritron also entered into an agreement to sublease a portion of Ultrak's Rancho Cucamonga facility.

PRODUCTS AND SERVICES

      It is the Company's objective to set new standards in quality, performance and value by providing single-source security solutions to its customers in the form of integrated systems. An integrated system includes more than one of the following components controlled from a single device or console: closed circuit television ("CCTV") products, networked video, access control, video management, and alarm management. Ultrak differentiates itself from the competition through its integration support services provided by its Integrated Systems Group ("ISG") which provides application engineering, design, installation, implementation, training and technical support through its dealer base. The advantages of an integrated system to the end user are numerous. It improves ease of operation, security, health/safety and loss prevention, and at the same time reduces maintenance and training costs. Ultrak's management believes that integrated systems provide customers maximum functionality at competitive prices. Ultrak's integrated systems are found in manufacturing facilities, airports, office complexes, government agencies, hospitals, casinos, retail stores and other organizations.

      Ultrak sells the following standard products and services to complete its integrated systems offering:

      o     Full line of black and white and color cameras

      o Nitrogen-pressurized cameras and domes for applications where a dirt-free environment is critical

      o     Complete range of lenses

      o High speed, remote-controlled domes and housings, including the new KD6Z series, a low cost dome family targeted for cost-conscious applications

      o     Black and white and color monitors

      o     Time-lapse and digital video recorders

      o Ruggedized cameras, monitors and recorders for mobile video applications

      o Digital processors (quads and multiplexers), switchers and video management systems, including patented video management technology

      o     Video transmission equipment

      o Access control systems from single door to multi-station applications over LAN/WAN

      o     Alarm management software for central
            monitoring and proprietary monitoring stations

      o     Public address and professional audio equipment

      o Observations systems (monitor, quad process, camera and related accessories packaged in one box) and accessories

      o     Integrated Systems Group ("ISG") services

      o     Leasing arrangements

      Ultrak segments its products and services into two groups: standard products and systems. Standard products include components such as cameras, monitors, domes, VCRs and accessories. Ultrak relies on OEM relationships to satisfy the majority of its standard products. The majority of these products are engineered to Ultrak specifications and undergo thorough technical evaluation prior to release. Dome products are engineered and manufactured by Ultrak at its Carroll (Columbus) Ohio facility. In 2001, Ultrak is releasing its new line of low-cost domes, the KD6Z series, which is targeted to retail applications. Public address equipment is designed by Ultrak engineers in South Africa, and manufactured by subcontractors on behalf of Ultrak.

      System products, which typically offer higher margins, include access control, video management and alarm management. Ultrak engineers a complete range of access control software from its Rancho Cucamonga and Lewisville facilities. Ultrak offers solutions covering a single door through high-security, multiple location networked environments. The Company outsources hardware manufacturing for system products. In 2001, the Company will introduce its next generations of PointGuard that provides multi-workstation capabilities. The Company will also move forward with its well-known SafeNet application offering additional features, new hardware with flash download, and its new ESC controller.

      Video management, marketed under the MaxPro brand name, should achieve significant sales gains due to the Company's repositioning and focus on its Mini-Max line of products, aimed at small to mid-sized applications. Ultrak will continue with new releases of Phoenix 2000, its central station and proprietary alarm management solution engineered in Austin, Texas focusing on video, accounting and service package integration.

      Through its IG ISG group, Ultrak also sells system design, integration and support services through its dealers on an as needed basis. Ultrak anticipates that these integration and support services will be a growing revenue source for the Company based on the complexity and changing nature of technology. The Company also offers leasing services for standard products, giving dealers alternate forms of financing.

MARKETING AND SALES

      Ultrak sells through highly focused selling groups organized around its target markets. These groups include Professional Security Group (U.S. and International), and Diversified Sales Group. Ultrak's customer-focused structure allows for individual attention to each target market, quick response to customer needs and early identification of market requirements. The Company reaches each target market through regional sales professionals supported by inside sales executives, product catalogs, direct mail, magazine advertising and industry trade shows.

Professional Security Group

      The Professional Security Group ("PSG") is responsible for sales in the commercial channel. Ultrak provides one face to the customer utilizing regional sales executives who support sales across all product segments including CCTV, access control, video management and alarm management. Customers range from banks to schools and universities to casinos and large retail chains and federal government facilities, including such prominent names as American Express, Cartier, John Deere, Caterpillar and MBNA. Regional sales executives receive support from product and market specialists, inside sales support and ISG. ISG also works directly with the dealer/integrator and/or the end user to define requirements, engineer the solution and provides project management of installation and implementation when required.

      Ultrak has strong relationships with local, regional and national dealer/integrators such as Diebold(R), and with regional and national distributors, including ADI(R). In order to increase revenue, the sales effort is spread between end user, dealers/system integrators, national accounts and distribution. Ultrak firmly believes that the best way to establish and solidify a relationship with its channel partners is to bring business to them. Team Ultrak and Ultrak Select, Ultrak's key dealer and distributor programs, are used to reward loyal channel partners with special sales and marketing incentives. Sales are tracked using a Forward Works schedule that provides anticipated sales on a monthly basis.

      Ultrak began actively pursuing the international market in 1995. In 1995 and early 1996, Ultrak sold its products and systems in a number of countries including Mexico, Brazil, Argentina, England, France, Germany, Denmark, India, China, South Korea, Japan, The Philippines and Australia. Since the second quarter of 1996, the Company acquired MAXPRO (Australia), Bisset (France), VideV (Germany), Intervision (the UK), the Videosys Group (Italy), Philtech (South Africa), MCS (Switzerland), Mach (Poland) and established a distribution company in Singapore, which has substantially expanded the Company's presence internationally. See Note L to the Company's Consolidated Financial Statements with respect to business segments.

      In 2001, the Company will invest in expanding its business in the Asia/Pacific region. Currently, less than five percent of the Company's revenues are derived from this area. The Company also intends to expand ISG to Europe and Asia/Pacific for the purpose of improving customer service and standardizing field operations.

      In Europe, the Company also sells to the professional audio market through a direct sales force. Products include public address equipment for office complexes, hotels, airports and retail stores, as well as sound reinforcement systems for concert halls, churches, arenas and theaters. Sound reinforcement systems include amplifiers, speakers, mixers, equalizers, microphones, CD players, turntables and accessories. As a result of disappointing sales of CCTV products in France, the Company is currently exploring strategic alternatives for its CCTV distribution business in France.

      The majority of products are marketed under the Ultrak brand name. Competitors include Pelco, Sensormatic, Philips Burle, Lenel, Interlogics and others. There are a number of smaller competitors in the digital video recording market. Large security companies continue to purchase many of these small competitors to complete product offerings in the digital category.

      Diversified Sales Group

      Consumer/do-it-yourself: small businesses and homeowners are installing video observation systems to replace or supplement conventional alarm systems as the cost of CCTV products decline. The consumer/do-it-yourself security and surveillance market consists of end users who purchase security and surveillance systems and install the systems themselves in their small businesses or homes. Video products sold into this market are characterized by affordability, aesthetic designs, ease of installation and maintenance and mobility. The typical product for this market is a wired or wireless observation system, and consists of a camera, a monitor, a switcher or quad processor and, optionally, a video recorder. These products are available in either black and white or color models. Ultrak markets these products under the Exxis, Focus and Smart Choice brand names.

      Consumer/do-it-yourself CCTV products are sold through mass merchandisers, warehouse clubs, electronic retail stores, office and juvenile product superstores, as well as through retail catalogs. Ultrak customers include Sam's, Costco and BJ's; warehouse clubs account for the majority of sales in this segment. Ultrak supports the consumer/do-it-yourself market through its consumer call center, which offers after-market sales and technical support, and via the Company's e-commerce web site, SecurityandMore.com. Competitors in this segment include Lorex, which sells under the Sylvania and Lorex brand names, Mansoor Electronics, sold under the Home Sentinel brand, and numerous direct importers.

     Industrial: this business is divided into Industrial Vision Source ("IVS") and Traffic/Industrial. IVS is a distributor of video products used in various production and manufacturing processes. Manufacturers include Sony, Panasonic, Hitachi, and JVC. The Company sells to this market through systems integrators who assemble and sell equipment that incorporates video cameras. Typical applications include machine vision, computer imaging, robotics, microscopy, and high-speed inspection. The use of industrial video offers more precise assessment than human visual inspection, and can measure image parameters that are imperceptible to the human eye. These systems are also used to remotely monitor automated assembly lines to ensure that each process on the assembly line is accurately and completely performed. Additional industrial applications are emerging as new equipment is developed and as production automation levels increase.

      The industrial vision market is heavily dependent on the semiconductor industry. There are numerous competitors in this segment including name brand manufacturers selling direct, importers and other distributors. The Company's strategy is to strengthen customer loyalty by supporting advanced products with technical expertise, availability from a large inventory of products, and superior customer support. The Company uses a combination of its own inside sales force and outside representatives to sell these products to dealers and OEM accounts. While most of the sales are made over the telephone, representatives also attend industry trade shows to meet with key customers and vendors. Advertising and leads provided from the manufacturers supplement the sales effort in this area.

      Ultrak's Traffic/Industrial division targets two separate groups: traffic and furnace viewing. Ultrak uses independent manufacturer's representatives in both areas. Sales in the traffic area consist primarily of rugged dome products manufactured by Ultrak and switching equipment, and are made through a dealer or systems integrator. The Industrial group sells a patented furnace viewing system to monitor high temperature manufacturing processes, primarily within the steel and glass industry. The furnace-viewing camera, known as the WallEye, penetrates the wall of the furnace and connects with a proprietary software package to monitor the temperature and activity within the furnace itself.

BRANDING

      Ultrak uses various brand names to minimize market channel conflicts and to differentiate products by features, applications and price. The Company's proprietary brand names, many of which are registered trademarks, include Ultrak, Diamond Electronics, MAXPRO, Videosys, SAFEnet, Pointguard, Exxis, Smart Choice, Phoenix, BST, Industrial Vision Source, SecurityandMore.com and ESS. The vast majority of the products sold by the Company carry Ultrak brand names. The Company also sells brands such as Panasonic(R), Mitsubishi(R), and Sony(R) to fill product line voids.

      In 2001, the Company intends to build worldwide name brand recognition of the Ultrak name, and associate Ultrak with a complete range of high-quality security and surveillance solutions and services. Ultrak will accomplish this by associating the Ultrak name with all of its recent acquisitions in its advertisements and collateral material.

PRODUCT DESIGN AND DEVELOPMENT

      In addition to traditional research and development activities, Ultrak's engineering and product development staff worldwide works directly with its customers to design new products and product enhancements, and coordinates with its contract suppliers to manufacture certain Ultrak branded products. Ultrak's engineering staff works with its selling and marketing groups to develop new products and product line extensions, and to promptly respond to customer needs on a worldwide basis. Consequently, Ultrak believes that it can develop technologically superior products with customer-desired performance capabilities that address new applications at lower prices than competitive products. The Company's products are becoming more software-driven to support the integration of technologies and functions into its customers' existing networks.

      As of December 31, 2000, the Company had a full-time engineering staff of 59 employees compared to only four as of December 31, 1994. Because of the complex and highly specialized requirements of Ultrak products and systems, these employees are experienced in a wide range of engineering disciplines including charged-coupled device ("CCD") technology, analog and digital signal processing, CCTV management and switching technology, computer based access control technology, facility management technology and high speed dome technology. In addition, the Company's international contract manufacturers employ a number of engineers who are primarily dedicated to research and development efforts of products sold by Ultrak.

      In 1999, the Company introduced its computer-based SAFEnet NT system, the Windows-NT(R) version of Ultrak's flagship line of integrated access control and security systems. SAFEnet NT provides a stable, flexible platform for the integration of new functions and technologies. At the end of 2000, Ultrak reintroduced an improved version of PointGuard, its solution to the low to mid-range access control market, and introduced Eurocorder II, its digital video recorder.

      In 2001, Ultrak will release upgrades of SAFEnet NT, including new hardware, and PointGuard for multi-workstations, expanding its range of access control solutions for low to high-end applications. Ultrak will also introduce an expanded line of KD6 domes, the KD6Z series, to cover the entry-level dome market and ruggedized cameras for applications subject to tampering and vandalism. Ultrak will continue its focus on digital recording options using a combination of Ultrak manufactured products and OEM products. Ultrak believes that the market for digital recording is highly fragmented and will require a variety of solutions to meet diverse customer demands and requirements.

VENDOR RELATIONSHIPS

      The majority of Ultrak-branded products produced by contract manufacturers are made exclusively for the Company, or the Company receives exclusivity with respect to such products in the areas served by the Company. In most of its vendor relationships, the Company believes that the relationship is as important to the supplier as it is to the Company. Thus, the Company believes that there is a strong, mutually advantageous basis for the trading relationship to continue and grow. See Note H to the Company's Consolidated Financial Statements with regard to Major Customers and Suppliers.

      Because of foreign production lead times, the Company normally makes purchase commitments to its foreign suppliers three to six months in advance of shipment. Given order lead times, accurate inventory forecasting is critical. Ultrak's objective in 2001 is to reduce its inventory investment, making it necessary to work closer with its vendors to reduce lead times.

      The Company's primary contract manufacturer is ISO9001 certified. When goods are delivered to Ultrak, a random sampling quality assurance procedure is performed. Selected units are verified for functionality, proper packaging, labeling and documentation, and variations greater than an agreed upon percentage are corrected at the vendor's cost. Ultrak offers a limited warranty on its products. The Company generally warrants that its products will conform to Ultrak's published specifications and be free from defects in materials and workmanship at the time of sale up to a specified period of time. Ultrak also offers extended warranties for sale on its consumer products.

      Substantially all of the Company's purchases from its non-affiliated contract manufacturers are made in United States Dollars or the Euro; the remaining purchases are made in Japanese Yen, Australian Dollars, the South African Rand and English Pounds. In 2000, the Company was adversely impacted by the strengthening of the U.S. dollar, as its international subsidiaries import products quoted in U.S. dollars or U.S. dollar-linked currencies.

OPERATIONS

      A critical element of the Company's operations is its management information systems. In early 1997, the Company selected SAP, a leading enterprise software system, for its domestic information needs. As of February 1998, the Company and its related domestic facilities had successfully completed the SAP conversion process at its Lewisville, Texas Worldwide Support Center. As of July 2000, the Company successfully completed the SAP conversion process at its Carroll, Ohio facility and at its Austin, Texas facility, effectively linking all North American sales and manufacturing operations. As previously anticipated, SAP united Ultrak and all of its domestic subsidiaries with a common inventory, sales, accounting/financial and database management system. Through laptop computers, the Ultrak domestic sales team can easily communicate with the host system from any remote location. The Company selected "Exact", a multilingual, multicurrency and Euro compliant software for its European information needs. By mid-2000, all of the Company's European operations were operational on the "Exact" software and linked together with a common inventory, sales, accounting and financial system.

      Ultrak believes that one of the keys to its success is its commitment to be responsive and provide excellent service to its customers. Domestic orders are entered into the Company's Lewisville, Texas-based SAP computer system either directly by the customer through electronic data interchange, by traveling sales representatives using laptop computers or by in-house sales personnel. After the computer system performs an automated check of the customer's account and credit limit, the order is released for shipment from available inventory at one of the four domestic stocking warehouse locations. Because the Company maintains a relatively large inventory of products, it ships most items within 24 hours of receipt of the order. The Company's domestic stocking warehouse locations are Lewisville (Dallas), Texas; Austin, Texas; Carroll (Columbus), Ohio; and Rancho Cucamonga, California. Approximately 91% of all domestic shipments are made from the Lewisville, Texas warehouse. The Company is currently evaluating CRM (customer relationship management) tools and anticipates implementation of a CRM package during 2001. The objective of utilizing CRM is to improve customer service, improve sales effectiveness and provide a central data warehouse for sales and technical support. Ultrak will also use this tool as a means of tracking marketing effectiveness.

      The quality assurance procedures in the Company's Ohio plant and California facility comply with ISO9001 specifications. The Company recently obtained ISO9001 certification on its Lewisville, Texas facility. The Company's Ohio plant uses Kanban techniques to ensure minimal inventory of finished goods and raw materials. The Ohio plant currently has excess capacity; the Company intends to rationalize its other manufacturing facilities and relocate production to the Ohio plant when practicable.

TRAINING

      The Company considers continuous training of its customers to be critical in an increasingly competitive market. In 1999, the Company's training capabilities were doubled and there are now three training rooms at the Ultrak Worldwide Support Center in Lewisville, Texas. Multiple training sessions on Ultrak's products and systems are held throughout the year with salespeople, customers and field installation technicians attending to learn more about our technology and products. In 2001, training will be expanded to include on-site training for end users and systems integrators, and computer-based training programs. Dealers and systems integrators will be required to complete and maintain certification for key Ultrak products, or to utilize ISG to ensure customer satisfaction.

BACKLOG

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

      The Company considers its major competitors to be the CCTV and access control operations of Sensormatic Electronics Corporation, Burle (part of Philips Communication & Security Systems, Inc.), Panasonic, Pelco, Lenel, and Interlogics.

EMPLOYEES

      As of December 31, 2000, the Company had 568 full-time employees employed worldwide as compared with 695 full time employees worldwide in 1999, at 14 primary locations, of which 227 were sales and sales support personnel, 46 were warehouse/manufacturing personnel, 76 were technical/service personnel, 59 were engineering and product development personnel and 160 were administrative and managerial personnel. The Company's future success will depend in large part upon its ability to attract and retain highly skilled technical, managerial, financial and marketing personnel, in a market where such people are in demand. No employee is represented by a union or covered by a collective bargaining agreement and the Company has not experienced a work stoppage or strike. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

      The Company moved to its new Worldwide Support Center in January 1998. The facility is comprised of approximately 170,000 square feet of leased office and warehouse space located on 14 acres of land in Lewisville, Texas, pursuant to a synthetic lease with an initial term expiring in April 2003. In January 2001, the Company purchased its lease on its corporate headquarters facility from the lessor for $11.5 million of which $10 million was financed by a mortgage. The Company recently entered into an agreement to sell a 5-acre tract of undeveloped land adjacent to its Lewisville headquarters. This transaction will be completed by April 2001. The Company also leases additional office/distribution warehouse space in Austin, Texas; Las Vegas, Nevada; Paris, France; Warrington (Manchester), England; Antwerp, Belgium San Vendemiano (Venice), Italy; Dusseldorf, Germany; Crissier (Lausanne), Switzerland; Szczecin, Poland; Perth, Australia; Johannesburg, South Africa and Singapore.

      The Company established a centralized, European headquarters facility in Antwerp, Belgium in 1999 to coordinate efforts among its foreign operations. Customer service under the centralized structure suffered and the cost to operate this facility proved to be unjustified. The Company has decided to sell the Belgium headquarters building and to discontinue centralized distribution. Instead, inventory will be maintained as necessary at each of the Company's European offices located in the UK, Germany, France, Italy, Poland and Switzerland. The Company will relocate European administrative and financial functions to the UK where it currently maintains a sales and operations facility.

      The Company owns its 72,000 square foot manufacturing facility in Carroll (Columbus), Ohio and leases its facilities in Rancho Cucamonga, California and Perth, Australia.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2000.

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

                                          HIGH              LOW
                                          ----              ---
          2000
          Fourth quarter........       $   6.50          $  2.81
          Third quarter.........          10.25             5.75
          Second quarter........          11.88             6.00
          First quarter.........          13.25             6.38

          1999
          Fourth quarter........       $   7.75          $  4.75
          Third quarter.........           7.75             5.69
          Second quarter........           6.75             5.50
          First quarter.........           8.13             5.88

      As of February 28, 2001, there were approximately 1,136 holders of record of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data for the Company as of and for the five fiscal years ended December 31, 2000, have been derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected consolidated financial data includes the effects of businesses acquired in 1996, 1997, 1998 and 1999. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes which are included elsewhere herein. See acquisition and divestiture discussions in Item 1. Because of these transactions, the income statement and balance sheet data presented below may not be comparable from year to year.

                                                                                 YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------------
                                                                         (In thousands, except per share data)
INCOME STATEMENT DATA: ...................................      1996         1997         1998         1999         2000
                                                             ---------    ---------    ---------    ---------    ---------

Net sales ................................................   $ 128,977    $ 177,837    $ 196,998    $ 208,200    $ 199,998
Cost of sales ............................................      91,566      124,304      134,692      140,831      153,436
                                                             ---------    ---------    ---------    ---------    ---------
Gross profit .............................................      37,411       53,533       62,306       67,369       46,562

Marketing and sales expenses .............................      15,134       26,220       29,669       34,998       35,831
General and administrative expenses ......................       8,871       19,130       19,885       21,679       35,292
Depreciation and amortization ............................       1,436        3,971        4,667        5,911        6,482
Asset impairment .........................................          --           --           --           --       19,798
Special charges ..........................................          --           --           --        3,875        1,115
                                                             ---------    ---------    ---------    ---------    ---------
       Total operating expenses ..........................      25,441       52,443       54,221       66,463       98,518
                                                             ---------    ---------    ---------    ---------    ---------

Operating profit (loss) ..................................      11,970        1,090        8,085          906      (51,956)
Other expense (income) ...................................         214       (2,953)        (461)      (1,052)       9,876
                                                             ---------    ---------    ---------    ---------    ---------
Income  (loss) from  continuing  operations  before income
taxes ....................................................      11,756        4,043        8,546        1,958      (61,832)
Incomes tax expense (benefit) ............................       4,004        1,726        3,589        1,286       (4,145)
                                                             ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations .................       7,752        2,317        4,957          672      (57,687)
Income (loss) from discontinued operations ...............        (153)          84       (1,402)        (107)          --
                                                             ---------    ---------    ---------    ---------    ---------
       Net income (loss) .................................       7,599        2,401        3,555          565      (57,687)


Dividend requirements on preferred stock .................         117          117          117          117          117
                                                             ---------    ---------    ---------    ---------    ---------
Net income (loss) allocable to common stockholders .......   $   7,482    $   2,284    $   3,438    $     448    $ (57,804)
                                                             =========    =========    =========    =========    =========

Weighted average shares outstanding - diluted ............      10,445       15,224       14,776       12,300       11,686
Income (loss) per common share from continuing
       operations - diluted ..............................   $    0.74    $    0.15    $    0.34    $     .05    $   (4.95)
                                                             =========    =========    =========    =========    =========

Net income (loss) per common share - diluted .............   $    0.73    $    0.15    $    0.24    $     .04    $   (4.95)
                                                             =========    =========    =========    =========    =========


 BALANCE SHEET DATA: .....................................        1996         1997         1998         1999         2000
                                                             ---------    ---------    ---------    ---------    ---------

Working capital ..........................................   $ 119,163    $  94,064    $  90,192    $  79,714    $  23,649
Total assets .............................................     172,510      185,256      196,626      200,350      143,497
Short-term debt ..........................................          --           --           --        1,149       37,380*
Long-term debt ...........................................          --           --       37,500       37,000           --
Stockholders' equity and equity put options ..............     155,961      163,198      140,030      132,663       77,247

* Due to losses in 2000, the line of credit was reclassified from short-term debt to long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      The consolidated financial statements include the accounts of Ultrak and its 16 consolidated subsidiaries. The Company is further organized in the U.S. into separate selling divisions; all supported by common administrative functions such as credit, accounting, payroll, purchasing, legal, warehousing, training and computer support services. All significant intercompany balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

      Net sales have grown from $1.8 million in 1987 to $200 million in 2000. Increases in net sales have come from increased volume of existing products and systems to all of the markets served by the Company, introduction of new products and systems, creation of new selling groups to focus on new markets and acquisitions of businesses in the security and surveillance, access control and alarm monitoring industries.

      In 1996, the Company completed three international acquisitions and made a minority investment in a fourth company. Effective July 1, 1996, Ultrak acquired approximately 75% of the outstanding stock of MAXPRO, a manufacturer of large scale CCTV switching systems based in Perth, Western Australia. On February 17, 1997, the Company acquired the remaining stock of MAXPRO. On September 6, 1996, Ultrak acquired and subsequently sold in September 1997 its interest in approximately 24% of the outstanding stock of Lenel, a domestic security access control software company. Effective October 1, 1996, Ultrak acquired all of the outstanding share capital of Bisset, a distributor of CCTV and professional audio products based in Paris, France. Effective December 1, 1996, Ultrak acquired all of the outstanding stock of VideV, a distributor and manufacturer of CCTV products based in Dusseldorf, Germany. All of these transactions were accounted for as purchases and the operations have been included in the Company's financial statements since the dates of acquisition.

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

      In 1999, the Company completed three acquisitions. Effective March 1, 1999, Ultrak acquired all of the outstanding stock of ABM, which develops and sells computer software for the alarm monitoring security industry based in Austin, Texas. Effective April 1, 1999 Ultrak acquired all of the outstanding stock of Multi Concepts Systemes, SA, an integrator of electronic security systems based in Crissier, Switzerland. Effective July 1, 1999, the Company acquired all of the outstanding stock of Mach Security, Sp. z.o.o., a distributor of CCTV products based in Szczecin, Poland. Effective March 3, 1999, the Company completed the sale of its 10% interest in Securion 24 to Mr. Mutsuo Tanaka.

      In 2000, the Company did not make any acquisitions. Effective July 1, 2000, the Company sold substantially all assets of Intervision to Norbain SD, Ltd., a UK-based distributor of CCTV and access control equipment. Additionally, Norbain entered into a distribution and OEM purchase agreement whereby Norbain must buy at least $6.0 million of Ultrak-branded CCTV products and dome systems through the end of 2002 to maintain distribution exclusivity for its Diamond series dome product line and its CCTV products in the UK and Ireland. Effective September 13, 2000, the Company sold inventory and certain assets to Ameritron, Inc. and Ameritron also entered into an agreement to sublease a portion of Ultrak's Rancho Cucamonga facility.

      During the first quarter of 2001, the Company purchased new technology that allows it to manufacture a full-range of dome products. Total consideration included an initial payment of $750,000 in cash and a future contingent payment of $250,000 in July 2001 based upon the achievement of certain production and cost reduction criteria.

      Product sales are recorded when goods are shipped to the customer. Most of the Company's sales are made to its domestic customers on Net 30 or Net 60 day credit terms after a credit review has been performed to establish creditworthiness and to determine an appropriate credit limit. The Company's international sales are made under varying terms depending upon the creditworthiness of the customer, and include the use of letters of credit, payment in advance of shipment or open trade terms. Sales to a single customer considered to be one legal entity accounted for approximately 27% of total sales during 2000, 21% of total sales during 1999 and 17% of total sales during 1998. However, sales to this legal entity are made independently via two separate business segments within the Company to two separate buying organizations within the legal entity.

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

      Engineering, research and product development costs are included in general and administrative expenses and consist primarily of salaries, overhead and material costs associated with the development of new products offered by the Company. Most R&D costs have been expensed when incurred.

      During the years ended December 31, 2000 and 1999, the Company wrote off approximately $.8 million capitalized and $1.7 million, respectively, in software development costs primarily pertaining to its SAFEnet NT software and its ESS software development projects. The Company's investment in engineering, research and software development projects increased significantly during 1998, and continued to increase on an absolute basis in 1999 with a slight decrease in 2000.

      The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between the Company's subsidiaries' local currencies and the U.S. dollar will affect the conversion of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate component of stockholders' equity.

      A substantial portion of the Company's purchases and sales are derived from operations outside the United States. Since the revenues and expenses of the Company's foreign operations are generally denominated in local currency, exchange rate fluctuations between local currencies and the U.S. dollar subject the Company to currency exchange risks with respect to the results of its foreign operations. Therefore, the Company is subject to these risks to the extent that it is unable to denominate its purchases or sales in U.S. dollars or otherwise shift to its customers or suppliers the effects of currency exchange rate fluctuations. Such fluctuations in exchange rates could have a material adverse effect on the Company's results of operations. The Company did not have any foreign exchange forward or currency option contracts outstanding at December 31, 2000.

      The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.

RESULTS OF OPERATIONS

      The following table sets forth the percentage of net sales represented by certain items in the Company's consolidated summary of income for the indicated periods.

                                                    YEARS ENDED DECEMBER 31,
                                                 1998        1999        2000
                                               -------     -------     -------
Net sales ..................................     100.0%      100.0%      100.0%

Cost of sales ..............................      68.4        67.6        76.7
                                                  ----        ----        ----
Gross profit ...............................      31.6        32.4        23.3
                                                  ----        ----        ----
Marketing and sales expenses ...............      15.1        16.8        17.9
General and administrative
expenses ...................................      10.1        10.4        17.6
Depreciation and amortization ..............       2.4         2.8         3.2
Asset impairment ...........................        --          --         9.9
Special charges ............................        --         1.9         0.1

         Total operating expenses ..........      27.5        31.9        49.3
                                                  ----        ----        ----

Operating profit ...........................       4.1         0.4       (26.0)

Other expense (income) .....................      (0.2)       (0.5)        4.9
                                                  ----        ----        ----
Income from continuing  operations
before income taxes ........................       4.3         0.9       (30.9)
Income taxes ...............................       1.8         0.6        (2.1)
                                                  ----        ----        ----
Income from continuing
operations .................................       2.5         0.3       (28.8)
Discontinued operations,
net of tax effects .........................      (0.7)       (0.1)         --
                                                  ----        ----        ----

Net income .................................       1.8%        0.2%      (28.8)%
                                               =======     =======     =======

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

      For the year ended December 31, 2000, net sales were $200.0 million, a decrease of $8.2 million (4%) over 1999. This decrease is primarily due to the sale of Intervision Express in July 2000, the scheduled phaseout of the CCTV distribution business in France, and the declining value of the European currencies against the U.S. dollar.

      Cost of sales were $153.4 million for 2000, an increase of $12.6 million (9%) over 1999. Gross proft margins decreased to 23.3% in 2000 from 32.4% in 1999. This increase in cost of goods sold was primarily due to the inventory write-offs of $12.4 million taken in the fourth quarter of 2000. This increase consisted of the $9.5 million taken as part of the fourth quarter charge costs related to the development of the audio business in France and costs associated with the Company's centralized Europe headquarters in Belgium. The fourth quarter write-offs are described in more detail in Section 1 under the caption "Fourth Quarter Charge."

      Marketing and sales expenses were $35.8 million for 2000, an increase of $.8 million (2%) over 1999. Marketing and sales expenses for 2000 were 17.9% of net sales, up from 16.8% in 1999. This increase was due to the effect of luring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotional costs associated with the introduction of new products.

      General and administrative expenses were $35.3 million for 2000, an increase of $13.6 million (63%) over 1999. General and administrative expenses for 2000 were 17.6% of net sales, up from 10.4% of net sales in 1999. This increase consisted of severance, bad debt, and other write-offs of $9.4 million taken as part of the fourth quarter charge. The write-offs are described in more detail in Section 1 under the caption "Fourth Quarter Charge." The remaining increases were due to audio development expenses in France and costs associated with the Company's centralized European headquarters in Belgium.

      Depreciation and amortization expenses were $6.5 million for 2000, an increase of $.6 million (10%) over 1999. Depreciation and amortization expenses for 2000 were 3.2% of net sales, up from 2.8% of net sales in 1999.

      Included in the Company's 2000 results is an asset impairment charge of $19.8 million, 9.9% of net sales, related write downs of goodwill, software development costs and the impairment of internal use software. These impairments are described in more detail in Section 1 under the caption "Fourth Quarter Charge."

      Special charge expenses of $1.1 million were taken in 2000. These expenses relate to the $1.4 million of severance and other charges recorded in the third quarter of 2000. These charges were for the separation of three former executives from the Company, severance obligations related to the outsourcing of certain manufacturing operations in California and Australia, and a proxy solicitation contest with Detection Systems, Inc., a company of which Ultrak held a 21% share in 2000. The remaining amount is an adjustment of $0.3 million for excess reserves as part of the 1999 special charge. A $3.9 million special charge was recorded in 1999 related to severance obligations of $0.8 million and consolidation/centralization of European activities of $3.1 million.

      Other expenses of $9.9 million were recorded in 2000, compared with other income of $1.1 million in 1999. $5.4 million of these expenses are related to foreign currency losses, losses on sales of investments and other charges taken as part of the fourth quarter charge. These items are described in more detail in Section 1 under the caption "Fourth Quarter Charge." The additional increase in other expenses relates to higher interest rates in 2000. The Company also recorded less income on its interest in Detection Systems, Inc. due to lower earnings reported by that company in 2000, compared to 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

      For the year ended December 31, 1999, net sales were $208.2 million, an increase of $11.2 million (6%) over 1998. This increase was primarily due to the internal growth from sales of new products and systems introduced in late 1998 and early 1999, and acquisitions completed during 1999.

      Cost of sales were $140.8 million for 1999, an increase of $6.1 million (5%) over 1998. Gross profit margins increased to 32.4% in 1999 from 31.6% in 1998. This increase in gross profit margin was due primarily to increased sales of Ultrak branded products and higher margins earned on its software based products.

      Marketing and sales expenses were $35.0 million for 1999, an increase of $5.3 million (18%) over 1998. Marketing and sales expenses for 1999 were 16.8% of net sales, up from 15.1% in 1998. This increase was due to the effect of acquisitions completed during 1999, the effect of hiring additional field sales personnel and the effect of hiring additional sales support and marketing personnel in anticipation of new product introductions and resulting sales activities, as well as the increased travel, printing, product literature, advertising and promotional costs associated with the introduction of new products.

      General and administrative expenses were $21.7 million for 1999, an increase of $1.8 million (9%) over 1998. General and administrative expenses for 1999 were 10.4% of net sales, up from 10.1% of net sales in 1998. This increase was primarily due to the effect of acquisitions in 1999 and the costs related to the establishment of the Company's European headquarters in Antwerp, Belgium. Depreciation and amortization expenses were $5.9 million for 1999, an increase of $1.2 million (27%) over 1998. Depreciation and amortization expenses for 1999 were 2.9% of net sales, up from 2.4% of net sales in 1998 due to increased capital expenditures in 1998 and 1999.

      Included in the Company's 1999 results is a special charge of $3,875,000 related to restructuring of Ultrak's Europe and domestic operations. This restructuring effort was intended to consolidate and centralize European activities. In the first quarter of 1999, the Company recorded nonrecurring charges of $750,000 related to domestic severance obligations. During the second quarter of 1999, the Company recorded nonrecurring charges of $3,125,000 related to consolidation of four locations into its European headquarters in Antwerp, Belgium in order to centralize administrative, accounting and finance functions, purchasing, shipping and billing activities. Also included in these nonrecurring charges were employee severance and lease termination costs for the European consolidation and the closing of three U.S. sales/distribution offices.

      Other income was approximately $1.1 million for 1999, an increase of $590,000 from 1998. This increase was due to equity in earnings of Detection Systems, Inc. ("DETC") and gains on the sale of certain investments offset by increased interest expense.

LIQUIDITY AND CAPITAL RESOURCES

      The Company had a net decrease in cash and cash equivalents for 2000 of approximately $1.0 million. Net cash provided by operating activities in 2000 was approximately $2.0 million, versus $12.8 million in 1999. The most significant differences resulted from the net loss in 2000, offset by non-cash charges and reduced inventories. Net cash used in investing activities was approximately $2.9 million consisting primarily of purchases of property and equipment for worldwide computer software implementations. Net cash used in financing activities was approximately $0.1 million, consisting primarily of net repayments on the Company's revolving line of credit and the payment of dividends on the Company's outstanding Series A Preferred Stock, offset by proceeds from exercises of stock options.

      At December 31, 2000, the Company had $35.4 million outstanding under its two-year credit facility. During the 2000 calendar year, the interest rates on the credit facility were adjusted to prime plus a ranges of 0% to .75% on LIBOR or range of 2.25% to 3.25%, depending on the leverage ratio. The Company was in violation of certain financial covenants under the credit facility, but was able to obtain waivers for such violations from its lenders in March 2001. Subsequent to the sale of the Company's investment in Detection Systems, Inc. in January 2001, the credit facility was paid down and reduced from $45 million to $30 million outstanding.

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

      Despite the significant loss reported, cash flow from operations in 2000 was approximately $2 million. In January 2001, the proceeds from the Detection Systems, Inc. shares were used to decrease the Company's borrowing level to $24 million by the end of the first quarter 2001. The capacity of the credit facility is more than sufficient to fund our current business operations. Borrowings on the line of credit are expected to increase somewhat by mid-year due to regular seasonality, but should return to its current level by the end of 2001. Positive cash generation from operations will fund the cash portion of the restructuring charge, about $5.5 million, and the pay-down of the mortgage by $1.5 million.

INFLATION

      During the years ended December 31, 2000, 1999 and 1998, the cost of property and equipment, lease expense and salaries and wages increased modestly. The increases have not had a material impact on the Company's results of operations during any of the periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The following discussion about the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

Foreign exchange

      The Company has foreign-based operations, primarily in Western Europe, which accounted for 24% of 2000 net sales. The strengthening of the U.S. dollar from 1999 to 2000 had a negative impact on sales and gross profit. Inventory purchases were made in U.S. dollars or in currencies pegged to the U.S. dollar. This appreciation of the U.S. dollar against the Western European currencies had an adverse impact of about $2 million on gross profit.

      The Company issues intercompany loans to its foreign subsidiaries denominated in U.S. dollars on a long-term basis, exposing the foreign subsidiaries to the effect of changes in spot exchange rates of their local currency relative to the U.S. dollar. The Company does not regularly use forward-exchange contracts to hedge these exposures. Based on the Company's foreign currency exchange rate exposure for intercompany borrowings of approximately $32 million at December 31, 2000, a 10% adverse change in currency rates would reduce accumulated other comprehensive income by approximately $3.2 million.

Interest rates

      The Company's credit arrangements expose it to fluctuations in interest rates. At December 31, 2000, the Company had $35.4 million outstanding under its revolving line of credit, which provided for interest to be paid quarterly based on a variable rate. Thus, interest rate changes would result in a change in the amount of interest to be paid each quarter. Based upon the interest rates and borrowings at December 31, 2000, a 10% increase in interest rates would adversely affect the Company's financial position, annual results of operations, or cash flows by approximately $351,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company and its subsidiaries that are required by this Item 8 are listed in Part IV under Item 14(a) of this Annual Report on Form 10-K. Such consolidated financial statements are included herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's proxy statement for its 2001 Annual Meeting of Stockholders (the "2001 Proxy Statement"), which is expected to be filed with the Securities and Exchange Commission on or about April 30, 2001. See also the list of the Company's executive officers and related information under "Directors and Executive Officers" in Part I of the 2001 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

      There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Executive Compensation and Other Information" in the 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      There is hereby incorporated by reference the information with respect to security ownership to appear under the caption "Security Ownership of Principal Stockholders and Management" in the 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There is hereby incorporated by reference the information to appear under the caption "Executive Compensation and Other Information - Certain Transactions" in the 2001 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) Financial Statement Schedules filed as part of this Annual Report on Form 10-K.

      Financial Statements:

            Report of Independent Certified Public Accountants.

            Consolidated Balance Sheets as of December 31, 2000 and 1999.

            Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

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

      (b) Reports on Form 8-K

            A Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 4, 2000 reporting the resignation of Ted Wlazlowski, Executive Vice President of the Company and announcing that Peter Beare was elected President and Chief Operating Officer of the Company.

            A current Report on Form 8-K was filed with the Securities and Exchange Commission on October 24, 2000 reporting the resignation of Tim Torno, Vice President-Finance and Chief Financial Officer of the Company and announcing that Chris Sharng was named Senior Vice President and Chief Financial Officer of the Company.

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

      10.13 Credit Agreement, dated as of February 16, 1999, among Ultrak, Inc., Bank One, Texas, N.A. and Certain Lenders (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      10.14 Stock Purchase Agreement dated August 5, 1998, between the Company and American Dental Technologies, Inc. (filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      10.15 Stock Sale Agreement dated February 23, 1999 between the Company and Mutsuo Tanaka (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      10.16 Employment Agreement, dated January 1, 1998, between the Company and Ted Wlazlowski (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

      10.17 Agreement and Plan of Merger dated March 15, 1999 among ABM Data Systems, Inc., Robert F. James, Ultrak, Inc. and ABM Acquisition Corp. (filed as Exhibit 1 to the Company's Current Report on Form 8-K dated March 18, 1999)

      10.18 First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain Lenders, dated August 12, 1999 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.19 Employment Agreement, dated June 1, 1999, between the Company and Ted Wlazlowski (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.20 Employment Agreement, dated June 1, 1999, between the Company and Tim D. Torno (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

      10.21 First Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain Lenders, dated November 12, 1999

      10.22 Second Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain Lenders, dated January 31, 2000

      10.23 Third Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain Lenders, dated February 29, 2000

      10.24  Amendment No. 4 to Ultrak, Inc. 1988 Non-Qualified Stock Option
             Plan

      10.25 Amended and Restated Credit Agreement between Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Certain Lenders, dated March 22, 2000

      10.26 First Amended and Restated Credit Agreement among Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Harris Trust Savings Bank, dated May 17, 2000

      10.27 Amendment No. 5 to Ultrak, Inc 1988 Non-Qualified Stock Option Plan, adopted by the Board as of January 24, 2000

      *10.28 Fourth Amendment and Continuation of Waivers effective March 1,
             2001 between Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Harris Trust Savings Bank

      *10.29 Fifth Amendment and Continuation of Waivers dated March 28, 2001 between Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Harris Trust Savings Bank

      *10.30 Employment Agreement, effective January 1, 2001, between the
             Company and Peter Beare

      *10.31 Employment Agreement, effective January 1, 2001, between the
             Company and Wendy Diddell

      *10.32 Employment Agreement effective January 9, 2001, between the Company and Chris Sharng

      *21.1  Subsidiaries of the Company

- -----------------

*     Exhibits 10.28, 10.29, 10.30, 10.31, 10.32, and 21.1 are filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March, 2001

                                       ULTRAK, INC.

                                       By   /s/ George K. Broady
                                            ------------------------------
                                            George K. Broady
                                            Chairman and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     NAME                                        TITLE                                   DATE

           /s/George K. Broady                     Chairman of the Board and Chief                  March 29, 2001
- ---------------------------------------------      Executive Officer
            George K. Broady                       (Principal Executive Officer)


            /s/ Chris Sharng                       Senior Vice President-Finance, Secretary,        March 29, 2001
- ---------------------------------------------      Treasurer and Chief Financial Officer
              Chris Sharng                         (Principal Financial and Accounting
                                                   Officer)

          /s/ Malcolm J. Gudis                     Director                                         March 29, 2001
- ---------------------------------------------
            Malcolm J. Gudis

           /s/ Charles C. Neal                     Director                                         March 29, 2001
- ---------------------------------------------
             Charles C. Neal

          /s/ Robert F. Sexton                     Director                                         March 29, 2001
- ---------------------------------------------
            Robert F. Sexton

        /s/George Vincent Broady                   Director                                         March 29, 2001
- ---------------------------------------------
           George Vincent Broady

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
Ultrak, Inc.


We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




GRANT THORNTON LLP

Dallas, Texas
March 16, 2001

                                     ULTRAK, INC. AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEETS

                                             December 31,

                          ASSETS                                                          2000              1999
                                                                                         ------            ------

CURRENT ASSETS
    Cash and cash equivalents                                                         $ 3,751,162       $ 4,757,512
    Marketable securities                                                                      -            600,033
    Investment in Detection Systems, Inc.                                              13,909,069                -
    Trade accounts receivable, less allowance for doubtful
       accounts of $5,790,545 and $2,401,773 at
       December 31, 2000 and 1999, respectively                                        32,232,005        41,337,442
    Inventories, net                                                                   26,370,856        49,097,433
    Advances for inventory purchases                                                      521,184         1,943,617
    Prepaid expenses and other current assets                                           4,393,954         4,230,732
    Income tax refundable                                                                 891,109                -
    Deferred income taxes                                                               6,337,374         3,959,604
    Net current assets of discontinued operations                                              -          1,905,831
                                                                                      -----------       -----------
                 Total current assets                                                  88,406,713       107,832,204


PROPERTY, PLANT AND EQUIPMENT, at cost                                                 26,885,731        30,102,403
    Less accumulated depreciation and amortization                                    (11,884,667)       (9,265,181)
                                                                                      -----------       -----------
                                                                                       15,001,064        20,837,222

OTHER ASSETS
    Goodwill, net of accumulated amortization of $6,635,696
       and $7,054,360 at December 31, 2000 and 1999,
       respectively                                                                    39,374,965        56,337,690
    Investment in Detection Systems, Inc.                                                      -         13,354,019
    Other                                                                                 713,816         1,989,373
                                                                                      -----------       -----------
                                                                                       40,088,781        71,681,082
                                                                                      -----------       -----------
                 Total assets                                                        $143,496,558      $200,350,508
                                                                                      ===========       ===========


                                         ULTRAK, INC. AND SUBSIDIARIES

                                                 December 31,



       LIABILITIES AND STOCKHOLDERS' EQUITY                                               2000              1999
                                                                                         ------            ------

CURRENT LIABILITIES
    Accounts payable - trade                                                         $ 13,045,832      $ 15,739,200
    Accrued expenses                                                                    6,168,130         5,916,432
    Accrued restructuring costs                                                         5,634,465         1,749,073
    Other current liabilities                                                           2,529,178         3,563,705
    Line of credit                                                                     35,419,017        37,000,000
    Other debt                                                                          1,960,992         1,149,376
                                                                                      -----------       -----------
                 Total current liabilities                                             64,757,614        65,117,786

DEFERRED INCOME TAXES                                                                   1,491,591         2,569,870

COMMITMENTS AND CONTINGENCIES                                                                  -                 -

STOCKHOLDERS' EQUITY
    Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
       195,351 shares authorized, issued and outstanding                                  976,755           976,755
    Common stock, $.01 par value; 20,000,000 shares authorized;
       15,156,538 and 14,981,471 shares issued at December 31,
       2000 and 1999, respectively                                                        151,565           149,815
    Additional paid-in capital                                                        157,913,929       156,708,110
    Retained earnings (accumulated deficit)                                           (40,225,584)       17,578,720
    Accumulated other comprehensive loss                                               (2,886,201)       (4,067,437)
    Treasury stock, at cost (3,467,650 shares
       at December 31, 2000 and 1999)                                                 (38,683,111)      (38,683,111)
                                                                                      -----------       -----------
                 Total stockholders' equity                                            77,247,353       132,662,852
                                                                                      -----------       -----------
                 Total liabilities and stockholders' equity                          $143,496,558      $200,350,508
                                                                                      ===========       ===========







                          The accompanying notes are an integral part of these statements.


                                        ULTRAK, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Years ended December 31,



                                                                        2000             1999              1998
                                                                       ------           ------            ------

Net sales                                                           $199,997,621     $208,200,566      $196,997,780
Cost of sales (exclusive of depreciation shown
    separately below)                                                153,435,231      140,831,376       134,691,839
                                                                     -----------      -----------       -----------

                  Gross profit                                        46,562,390       67,369,190        62,305,941

Other operating costs:
    Marketing and sales                                               35,831,237       34,997,819        29,669,191
    General and administrative                                        35,292,067       21,678,426        19,885,071
    Depreciation and goodwill amortization                             6,482,244        5,911,464         4,666,508
    Asset impairment                                                  19,798,179               -                 -
    Special charges                                                    1,114,943        3,875,000                -
                                                                     -----------      -----------       -----------
                                                                      98,518,670       66,462,709        54,220,770
                                                                     -----------      -----------       -----------

                  Operating profit (loss)                            (51,956,280)         906,481         8,085,171

Other income (expense):
    Interest expense                                                  (3,743,288)      (2,964,954)       (1,373,941)
    Interest income                                                       68,633          175,837           412,383
    Gain (loss) on sale of investments                                  (637,279)         669,543           675,000
    Loss on sale of subsidiary                                          (839,557)              -                 -
    Foreign exchange gains (losses)                                   (4,637,005)         376,948           (97,838)
    Equity in income of Detection Systems, Inc.                          554,000        1,885,000           350,000
    Other, net                                                          (641,103)         909,513           496,074
                                                                     -----------       ----------          --------
                                                                      (9,875,599)       1,051,887           461,678
                                                                     -----------       ----------       -----------

                  Income (loss) from continuing operations
                      before income taxes                            (61,831,879)       1,958,368         8,546,849

Income tax benefit (expense)                                           4,144,785       (1,285,814)       (3,589,676)
                                                                     -----------       ----------       -----------

                  Income (loss) from continuing operations           (57,687,094)         672,554         4,957,173

Discontinued operations, net of taxes
    Loss from operations                                                      -          (107,022)       (1,480,243)
    Gain on disposal                                                          -                -             77,946
                                                                     -----------       ----------       -----------

                  NET INCOME (LOSS)                                  (57,687,094)         565,532         3,554,876

Dividend requirements on preferred stock                                (117,210)        (117,210)         (117,210)
                                                                     -----------       ----------       -----------
Net income (loss) allocable to common stockholders                  $(57,804,304)     $   448,322      $  3,437,666
                                                                     ===========       ==========       ===========



                          The accompanying notes are an integral part of these statements.


                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,


                                                  2000              1999             1998
                                                 ------            ------           ------
Income (loss) per common share:
    Continuing operations
       Basic                                     $(4.95)           $ 0.05           $ 0.37
                                                 ======            ======           ======

       Diluted                                   $(4.95)           $ 0.05           $ 0.34
                                                 ======            ======           ======

    Discontinued operations
       Basic                                     $    -            $(0.01)          $(0.11)
                                                 ======            ======           ======

       Diluted                                   $    -            $(0.01)          $(0.10)
                                                 ======            ======           ======

    Net income (loss)
       Basic                                     $(4.95)           $ 0.04           $ 0.26
                                                 ======            ======           ======

       Diluted                                   $(4.95)           $ 0.04           $ 0.24
                                                 ======            ======           ======

               The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            Years ended December 31,

                                                                                 Deferred issuance
                                                                                    of common
                                                                                 stock related to                     Retained
                                       Preferred Stock          Common Stock    companies acquired    Additional      earnings
                                      -----------------   --------------------  ------------------     paid-in      (accumulated
                                      Shares    Amount      Shares     Amount    Shares    Amount      capital        deficit)
                                     --------  --------   ----------  --------  --------  --------   ------------   ------------
Balance at January 1, 1998            195,351  $976,755   14,445,741  $144,457    50,819   $ 508     $126,414,327    $13,692,732

Comprehensive income
   Net income                              -         -            -         -         -       -                -       3,554,876
   Other comprehensive income
     Foreign currency translation
        adjustment                         -         -            -         -         -       -                -              -
     Unrealized loss on investments
       held for sale, net of taxes
       of $88,541                          -         -            -         -         -       -                -              -


              Total


Issuance of common stock                   -         -            -         -    (50,819)   (508)              -              -
Acquisition of businesses                  -         -       123,065     1,231        -       -                -              -
Adjustment to earnout contingency          -         -            -         -         -       -          (104,508)            -
Exercise of stock options and warrants     -         -       134,332     1,343        -       -           223,337             -
Treasury stock purchases                   -         -            -         -         -       -                -              -
Equity put options expired                 -         -            -         -         -       -         3,312,499             -
Equity put options redeemed                -         -            -         -         -       -        23,487,938             -
Preferred stock dividends                  -         -            -         -         -       -                -        (117,210)
                                      -------   -------   ----------   -------   -------    ----      -----------     ----------
Balance at December 31, 1998          195,351   976,755   14,703,138   147,031        -       -       153,333,593     17,130,398


                                         Accumulated
                                           other             Treasury stock
                                        comprehensive    ------------------------
                                           loss           Shares       Amount          Total
                                        -------------    --------   -------------   ------------
Balance at January 1, 1998              $(1,868,304)     452,850    $ (4,526,071)   $134,834,404

Comprehensive income
   Net income                                    -            -               -        3,554,876
   Other comprehensive income
     Foreign currency translation
        adjustment                        1,072,690           -               -        1,072,690
     Unrealized loss on investments
       held for sale, net of taxes
       of $88,541                          (171,874)          -               -         (171,874)
                                                                                    ------------

              Total                                                                    4,455,692
                                                                                    ------------

Issuance of common stock                         -            -               -             (508)
Acquisition of businesses                        -            -               -            1,231
Adjustment to earnout contingency                -            -               -         (104,508)
Exercise of stock options and warrants           -            -               -          224,680
Treasury stock purchases                                 440,500      (4,139,433)     (4,139,433)
Equity put options expired                       -            -               -        3,312,499
Equity put options redeemed                      -     2,120,000    (23,487,938)              -
Preferred stock dividends                        -           -               -          (117,210)
                                        -------------  ---------    ------------    ------------
Balance at December 31, 1998               (967,488)   3,013,350    (32,153,442)     138,466,847

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,

                                                                                       Deferred issuance
                                                                                            of common
                                                                                        stock related to
                                            Preferred Stock         Common Stock       companies acquired     Additional
                                           -----------------    --------------------   ------------------      paid-in
                                            Shares    Amount     Shares      Amount    Shares     Amount       capital
                                           --------  --------   ----------  --------   -------   --------    ------------
Balance at January 1, 1999                 195,351   $976,755   14,703,138  $147,031        -     $    -      $153,333,593

Comprehensive loss
   Net income                                   -          -            -         -         -          -                -
   Other comprehensive loss
     Foreign currency translation
        adjustment                              -          -            -         -         -          -                -
     Unrealized loss on investments
         held for sale, net of tax of
         $292,541                               -          -            -         -         -          -                -
     Plus:  reclassification adjustment
       for losses included in net
       income, net of tax effect of
       $88,541                                  -          -            -         -         -          -                -

       171,874

              Total


Acquisition of business                         -          -       250,000     2,500        -          -         1,492,389
Exercise of stock options and warrants          -          -        28,333       284        -          -            68,565
Stock-based compensation                        -          -            -         -         -          -           250,000
Treasury stock purchases                        -          -            -         -         -          -                -
Equity put options expired                      -          -            -         -         -          -         1,563,563
Preferred stock dividends                       -          -            -         -         -          -                -
                                           -------   --------   ----------  --------    ------    -------     ------------
Balance at December 31, 1999               195,351    976,755   14,981,471   149,815        -          -       156,708,110


                                             Retained      Accumulated
                                             earnings         other              Treasury stock
                                           (accumulated   comprehensive   -------------------------
                                             deficit)         loss           Shares        Amount           Total
                                           ------------   -------------   ---------    ------------    ------------
Balance at January 1, 1999                 $17,130,398    $  (967,488)    3,013,350    $(32,153,442)   $138,466,847

Comprehensive loss
   Net income                                  565,532             -             -               -          565,532
   Other comprehensive loss
     Foreign currency translation
        adjustment                                  -      (2,703,949)           -               -       (2,703,949)
     Unrealized loss on investments
         held for sale, net of tax of
         $292,541                                   -        (567,874)           -               -         (567,874)
     Plus:  reclassification adjustment
       for losses included in net
       income, net of tax effect of
       $88,541                                      -         171,874            -               -          171,874
                                                                                                      -------------
              Total                                                                                      (2,534,417)
                                                                                                      -------------

Acquisition of business                             -              -             -               -        1,494,889
Exercise of stock options and warrants              -              -             -               -           68,849
Stock-based compensation                            -              -             -               -          250,000
Treasury stock purchases                            -              -        454,300      (6,529,669)     (6,529,669)
Equity put options expired                          -              -             -               -        1,563,563
Preferred stock dividends                     (117,210)            -             -               -         (117,210)
                                            ----------    ------------    ---------    ------------   -------------
Balance at December 31, 1999                17,578,720     (4,067,437)    3,467,650     (38,683,111)    132,662,852

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,

                                                                                       Deferred issuance
                                                                                            of common
                                                                                        stock related to
                                            Preferred Stock         Common Stock       companies acquired     Additional
                                           -----------------    --------------------   ------------------      paid-in
                                            Shares    Amount     Shares      Amount    Shares     Amount       capital
                                           --------  --------   ----------  --------   -------   --------    ------------
Balance at January 1, 2000                 195,351   $976,755   14,981,471  $149,815        -     $    -      $156,708,110

Comprehensive income (loss)
   Net loss                                     -          -            -         -         -          -                -
   Other comprehensive income (loss)
     Foreign currency translation
        adjustment                              -          -            -         -         -          -                -
     Reclassification adjustment for
       losses included in net loss, net
       of tax of $292,541                       -          -            -         -         -          -                -
     Reclassification (Note B)                  -          -            -         -         -          -                -

              Total

Exercise of stock options and warrants          -          -       175,067     1,750        -          -           917,606
Stock-based compensation                        -          -            -         -         -          -            25,450
Tax benefit from employee stock
   transactions                                 -          -            -         -         -          -           262,763
Preferred stock dividends                       -          -            -         -         -          -                -
                                           -------   --------   ----------  --------    ------     ------     ------------
Balance at December 31, 2000               195,351   $976,755   15,156,538  $151,565        -      $   -      $157,913,929
                                           =======   ========   ==========  ========    ======     ======     ============
                                             Retained      Accumulated
                                             earnings         other              Treasury stock
                                           (accumulated   comprehensive   --------------------------
                                             deficit)         loss           Shares        Amount           Total
                                           ------------   -------------   ----------   -------------    ------------
Balance at January 1, 2000                 $ 17,578,720    $(4,067,437)   3,467,650    $(38,683,111)    $132,662,852

Comprehensive income (loss)
   Net loss                                 (57,687,094)            -            -               -       (57,687,094)
   Other comprehensive income (loss)
     Foreign currency translation
        adjustment                                   -      (3,583,268)          -               -        (3,583,268)
     Reclassification adjustment for
       losses included in net loss, net
       of tax of $292,541                            -         567,874           -               -           567,874
     Reclassification (Note B)                       -       4,196,630           -               -         4,196,630
                                                                                                        ------------

              Total                                                                                      (56,505,858)
                                                                                                        ------------

Exercise of stock options and warrants               -              -            -               -           919,356
Stock-based compensation                             -              -            -               -            25,450
Tax benefit from employee stock
   transactions                                      -              -            -               -           262,763
Preferred stock dividends                      (117,210)            -            -               -          (117,210)
                                           ------------    -----------    ---------    ------------     ------------
Balance at December 31, 2000               $(40,225,584)   $(2,886,201)   3,467,650    $(38,683,111)    $ 77,247,353
                                           ============    ===========    =========    ============     ============

               The accompanying notes are an integral part of these statements.

                                            ULTRAK, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Years ended December 31,


                                                                         2000             1999              1998
                                                                        ------           ------            ------

Cash flows from operating activities:
   Net income (loss)                                                $(57,687,094)       $ 565,532       $ 3,554,876
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities from
      continuing operations:
        Loss (income) from discontinued operations                            -           107,022         1,480,243
        Gain on disposal from discontinued operations                         -                -            (77,946)
        Loss on disposal of fixed assets                                 428,463               -                 -
        Gain (loss) on sale of investments                               637,279         (669,543)         (675,000)
        Loss on sale of subsidiary                                       839,557               -                 -
        Equity in income of Detection Systems, Inc.                     (554,000)      (1,885,000)         (350,000)
        Realized foreign currency translation losses                   4,196,630               -                 -
        Depreciation and amortization                                  6,482,244        5,911,464         4,666,508
        Provision for losses on accounts receivable                    3,555,940          813,178            (8,103)
        Noncash inventory writedowns                                  12,370,115        2,177,637         2,104,636
        Asset impairment                                              19,798,179               -                 -
        Other noncash charges                                            952,169          287,713                -
        Deferred income taxes                                         (3,015,450)         676,460         1,605,341
        Other                                                           (370,550)               -                -
        Changes in operating assets and liabilities
              Accounts and notes receivable                            5,353,332       (4,992,471)       (3,719,551)
              Inventories                                              9,667,461       (5,459,658)      (10,440,583)
              Advances for inventory purchases                         1,422,433        2,935,236         6,541,157
              Prepaid expenses and other current assets                 (780,225)       1,697,813        (2,408,931)
              Income tax refundable                                     (891,109)              -                 -
              Noncurrent notes and other assets                          336,698        1,980,668           702,546
              Accounts payable                                        (3,384,057)       6,974,493        (4,240,203)
              Accrued restructuring costs                              3,885,392        1,749,073                -
              Accrued and other current liabilities                   (1,227,078)      (1,237,177)        1,075,151
                                                                     -----------       ----------        ----------

                    Net cash provided by (used in) operating
                      activities of continuing operations              2,016,329       11,632,440          (189,859)

Cash flows from investing activities:
   Proceeds from sale of marketable securities                           562,754        7,776,652         1,050,000
   Purchases of marketable securities                                         -        (4,458,165)       (4,018,995)
   Purchases of common stock of Detection Systems, Inc.                   (1,050)        (531,018)      (12,352,949)
   Purchases of property and equipment                                (4,296,830)      (6,182,785)      (12,322,627)
   Software development costs                                         (1,234,930)      (1,692,199)       (1,530,577)
   Proceeds from sale of discontinued operations                              -                -          3,000,000
   Proceeds from sale of subsidiary                                    2,100,000               -                 -
   Acquisitions, net of cash acquired                                         -          (679,878)               -
                                                                     -----------       ----------        ----------
                   Net cash used in investing activities
                      of continuing operations                        (2,870,056)      (5,767,393)      (26,175,148)



                          The accompanying notes are an integral part of these statements.


                                          ULTRAK, INC. AND SUBSIDIARIES

                                            Years ended December 31,



                                                                        2000             1999              1998
                                                                       ------           ------            ------

Cash flows from financing activities:
   Proceeds from revolving line of credit                           $ 20,000,000     $ 47,804,192      $ 37,500,000
   Repayments on revolving line of credit                            (21,580,983)     (48,304,192)               -
   Proceeds from other debt                                            1,204,360        1,149,376                -
   Repayments on other debt                                             (392,744)              -                 -
   Decrease in restricted cash                                                -                -          3,949,690
   Issuance of common stock                                              919,356           68,849           120,895
   Purchase of treasury stock                                                 -        (6,529,669)      (27,627,371)
   Payment of preferred stock dividends                                 (117,210)        (117,210)         (117,210)
                                                                      ----------       ----------        ----------

                 Net cash provided by (used in) financing
                     activities of continuing operations                  32,779       (5,928,654)       13,826,004
                                                                      ----------       ----------        ----------

Net decrease in cash and cash equivalents                               (820,948)         (63,607)      (12,539,003)

Effect of exchange rate changes on cash                                 (185,402)      (1,443,980)         (247,464)

Cash provided by (used in) discontinued operations                            -         1,784,378         3,167,504

Cash and cash equivalents at beginning of the year                     4,757,512        4,480,721        14,099,684
                                                                      ----------       ----------        ----------

Cash and cash equivalents at end of the year                         $ 3,751,162      $ 4,757,512       $ 4,480,721
                                                                      ==========       ==========        ==========

Supplemental cash flow information: Cash paid during the period for:
      Interest                                                       $ 3,533,942      $ 2,322,093       $ 1,451,248
                                                                      ==========       ==========        ==========

      Income taxes                                                   $   288,102      $ 1,203,710       $ 4,049,242
                                                                      ==========       ==========        ==========

Supplemental schedule of noncash investing and financing:
   Acquisition of businesses
      Assets acquired                                                $        -       $ 3,581,198       $ 1,244,800
      Liabilities assumed                                                     -        (1,228,350)       (1,200,000)
      Common stock issued or issuable                                         -        (1,494,889)               -
                                                                      ----------       ----------        ----------
                                                                              -           857,959            44,800
      Less cash acquired                                                      -           178,081            44,800
                                                                      ----------       ----------        ----------
      Net cash paid for acquisitions                                $         -       $   679,878       $        -
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


                          ULTRAK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS

    Ultrak, Inc. (the "Company") is a U.S.-based multinational corporation that designs, manufactures, markets, sells and services electronic products and systems for the security and surveillance, industrial and medical video and professional audio markets worldwide. These products and systems include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time-lapse recorders, multiplexers, video transmission systems, access control systems, computerized observation and security systems, audio equipment and accessories.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    INCOME (LOSS) PER SHARE

    The Company computes basic income (loss) per share based on the weighted average number of common shares outstanding. Diluted income per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

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

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents and debt. The fair values approximate the carrying values.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    SHIPPING AND HANDLING FEES

    In September 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS. This consensus requires that all shipping and handling fees charged to customers be reported as revenue and all shipping and handling costs incurred by a seller be reported as operating expenses. In order to conform with the EITF, these costs have been reclassified and are now included in net sales and cost of sales for all periods presented.

    FOREIGN CURRENCY TRANSLATION

    Local currencies are considered the functional currencies for the Company's operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

    COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) presented in the statement of stockholders' equity consists of net income (loss), foreign currency translation adjustments and unrealized losses on investments held for sale.

    ADVERTISING EXPENSE

    The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $1,750,000, $1,099,000, and $1,306,000, for the years ended December 31, 2000, 1999, and 1998, respectively.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    RECLASSIFICATIONS

    Certain reclassifications have been made to prior years financial statements to conform with the 2000 presentation.


NOTE B - FOURTH QUARTER 2000 CHARGES

    During the fourth quarter of 2000, the Company, in conjunction with changes in key management personnel, made several changes in its strategic plan which resulted in significant expenses. Additionally, based on the new strategic direction, certain assets were assessed for impairment. The charges to income related to these items are summarized as follows:


       Closure of European distribution center                   $ 7,245,985
       Goodwill impairment - France                               10,102,531
       Goodwill impairment - Germany                               2,985,093
       Closure of business - France                                2,686,048
       Inventory write-downs                                       9,521,427
       Severance - United States                                     560,936
       Software development costs                                  1,985,019
       Impairment of internal use software                         2,899,345
       Foreign currency losses                                     4,196,630
       Other                                                         104,636
                                                                  ----------
                                                                 $42,287,650
                                                                  ==========

    CLOSURE OF EUROPEAN DISTRIBUTION CENTER

    During 1998 and 1999, the Company opened a European distribution center located in Antwerp, Belgium. The purpose of the distribution center was to consolidate purchasing, reduce overhead and create efficiencies. Because of declining sales and operational difficulties, the Company concluded its European distribution center strategy would not be successful. Therefore, the Company evaluated the net realizable value of its European distribution center assets and wrote off and/or wrote down assets which could not be fully recovered or utilized in the other European operations. These charges consisted of inventory costs ($2,705,412), personnel ($667,141), fixed assets ($1,187,478) and lease termination and other exit costs ($2,685,954). The personnel costs provide for the termination of all of its 13 employees.

                            ULTRAK, INC. AND SUBSIDIARIES

NOTE B - FOURTH QUARTER 2000 CHARGES - Continued

    GOODWILL IMPAIRMENT/CLOSURE OF BUSINESS - FRANCE

    The Company's continuing losses in France has triggered an impairment review of its long-lived assets. The Company has analyzed projected cash flows and decided to discontinue its primary business in France by April 2001. This decision and the lack of resulting future cash flows in France caused the Company to conclude all associated goodwill, amounting to $10,102,531, was impaired. The primary components of the closure costs involve personnel costs ($1,081,154), writeoffs of fixed assets, accounts receivable and other assets ($1,100,798) and other exit costs ($504,096). The personnel costs provide for termination of its 24 employees.

    GOODWILL IMPAIRMENT - GERMANY

    As a result of the unsuccessful European centralization strategy and continuing losses in Germany, management has performed an impairment review of its long-lived assets at its German subsidiary. As a result of this analysis, the Company concluded, based on future undiscounted cash flows, that the entire amount of goodwill should be written off.

    INVENTORY WRITE DOWNS

    Inventory write downs are related to discontinued product lines and returned inventory which management has deemed the refurbishing not to be economic.

    SEVERANCE - UNITED STATES

    The Company determined certain United States positions would no longer be necessary. As a result, severance compensation was accrued in the fourth quarter for 33 employees.

    SOFTWARE DEVELOPMENT COSTS

    The Company evaluated products under development during the fourth quarter 2000. Based on this review, capitalized software development costs were written off which related to product designs that will be abandoned and did not correspond with future product objectives.

    IMPAIRMENT OF INTERNAL USE SOFTWARE

    As a result of the outsourcing of certain manufacturing operations, it was determined that internal use software costs related to those operations was impaired.

                            ULTRAK, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE B - FOURTH QUARTER 2000 CHARGES - Continued

    FOREIGN CURRENCY LOSSES

    Foreign currency losses are related to foreign currency translation losses that were realized upon the sale or closure of foreign operations.

    SUMMARY

    The cash and noncash elements of the fourth quarter 2000 charges are $5,518,928 and $36,768,722, respectively. Details of the charges are as follows:

                                                                         Amount                          Accrued
                                                         Total          paid in         Noncash        December 31,
                                                        Charge           Cash           Portion            2000
                                                    -----------        ---------     ------------      ------------
       Asset impairments                            $19,798,179        $      -      $(19,798,179)      $       -
       Inventory charges                             12,370,115               -       (12,370,115)              -
       Foreign currency losses                        4,196,630               -        (4,196,630)              -
       Employee severance and termination
          benefits                                    2,327,454         (254,763)              -         2,072,691
       Leased facilities and other termination
          costs                                       3,191,474               -                -         3,191,474
       Other                                            403,798               -          (403,798)              -
                                                    -----------        ---------     ------------       ----------
                                                    $42,287,650        $(254,763)    $(36,768,722)      $5,264,165
                                                    ===========        =========     ============       ==========


    Also, there were other charges in the fourth quarter for bad debt provisions, other asset write-downs and sales of investments totaling approximately $4.8 million.

    The losses have been allocated to the statement of operations as follows:

       Cost of sales                                                                                   $12,370,115
       General and administrative                                                                        9,487,796
       Asset impairment charges                                                                         19,798,179
       Foreign exchange losses                                                                           4,196,630
       Loss on sale of investments                                                                         637,279
       Other expenses                                                                                      600,000
                                                                                                       -----------
                                                                                                       $47,089,999
                                                                                                       ===========

                            ULTRAK, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE C - BUSINESS COMBINATIONS

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

                            ULTRAK, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE D - PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                                                      DECEMBER 31,
                                                                             -----------------------------
                                                     Useful Lives                2000              1999
                                                    --------------           -----------       -----------
       Machinery and equipment                         3 - 7 years          $  4,312,391      $  6,094,410
       Furniture and fixtures                          3 - 7 years            14,700,234        16,397,208
       Software development costs                      3 - 5 years             2,472,687         3,222,776
       Buildings and land                            20 - 30 years             5,400,419         4,388,009
                                                                            ------------      ------------
                                                                              26,885,731        30,102,403
       Accumulated depreciation                                              (11,884,667)       (9,265,181)
                                                                            ------------      ------------
                                                                            $ 15,001,064      $ 20,837,222
                                                                            ============      ============


NOTE E - FINANCING ARRANGEMENTS

    LINE OF CREDIT

    At December 31, 2000, the Company had $35.4 million outstanding under a credit facility which expires in March 2002. The credit facility provides for borrowings up to $45.0 million under a revolving line of credit based upon available collateral. When not in violation of loan covenants, the facility provides for interest for the credit facility to be payable quarterly at prime plus a range of 0% to .25% or LIBOR plus a range of 2.25% to 2.75%, depending on the leverage ratio, as defined, for the quarter. The credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The Company pays a quarterly unused fee of .375% per annum and borrowings are collateralized by substantially all assets of the Company. During 2000, the Company was in violation of certain loan covenants which caused the interest rates on the facility to be adjusted to prime plus a range of 0% to .75% or LIBOR plus a range of 2.25% to 3.25%, depending on the leverage ratio. The Company obtained waivers of these violations as of December 31, 2000 and amended its covenants for 2001. As a result of the loan covenant violation and net loss in 2000, all amounts outstanding under the line of credit have been classified as a current liability. As a result of the sale of the investment in Detection
    Systems, Inc. in January 2001, the credit facility was reduced from $45.0 million to $30.0 million.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE E - FINANCING ARRANGEMENTS - Continued

    At December 31, 1999, the Company had $37.0 million outstanding under its previous line of credit and term loan. The line of credit provided for borrowings up to $30 million, of which $17 million was outstanding at December 31, 1999. The term loan had $20 million outstanding at December 31, 1999. Interest on the line of credit and term loan was payable monthly at the lesser of LIBOR plus 2.75% or prime. The Company was in violation of a certain financial covenants and obtained a waiver on January 31, 2000. Amounts outstanding were repaid in full with proceeds from the new $45.0 million credit facility.

    OTHER DEBT

    The Company has other financing arrangements in Belgium which consist of various term loans collateralized by automobiles, computer software and real property. The loans have interest rates which vary from 4.5% to 5.5% and require monthly payments of approximately $28,000. These loans have been classified as current liabilities as a result of management's decision to withdraw from Belgium.

NOTE F - STOCKHOLDERS' EQUITY

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

    Each share of Series A preferred stock is entitled to vote on all matters submitted to a vote of stockholders. Each Series A preferred share is entitled to voting rights equal to 16.667 shares of common stock.

NOTE G - STOCK-BASED COMPENSATION

    The Company's 1988 Nonqualified Stock Option Plan (the "1988 Plan"), amended on January 24, 2000, provides for grants of options for up to 1,700,000 restricted shares and the 1997 Incentive Stock Option Plan (the "1997 Plan") provides for grants of options for up to 400,000 shares. Shares under the 1997 Plan are awarded based upon the Company achieving one or more definitive performance measurements for a fiscal year, including minimum levels of economic value added, minimum levels of market value added or attainment of the financial budget. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Option grants under the 1997 Plan are limited to 1% of the outstanding common stock of the Company. At December 31, 2000 and 1999, 289,012 and 619,674 shares were available for grant under the 1988 Plan and the 1997 Plan, respectively.

                          ULTRAK, INC. AND SUBSIDIARIES

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE G - STOCK-BASED COMPENSATION - Continued

    Option exercise prices are equal to the market price at the date of grant. Shares under grant generally become exercisable in five equal annual installments beginning one year after the date of grant, and expire after ten years.

    If the Company recognized compensation expense as permitted under Statement of Financial Accounting Standards No. 123, based upon the fair value at the grant date for options granted after 1994 under the 1988 Plan and 1997 Plan, the Company's net income (loss) from continuing operations and income (loss) per share would be reduced (increased) to the pro forma amounts indicated as follows:

                                                                                 Year ended December 31,
                                                                    ----------------------------------------------
                                                                      2000                 1999            1998
                                                                    --------             --------        --------
         Net income (loss) from continuing operations:
              As reported                                           $(57,687,094)        $672,554        $4,957,173
              Pro forma                                             $(59,288,630)        $252,656        $4,381,640

         Basic income per share from continuing operations:
              As reported                                           $    (4.95)          $    .05        $     .37
              Pro forma                                                  (5.07)          $    .01        $     .32

         Diluted income per share from continuing operations:
              As reported                                           $    (4.95)          $    .05        $     .34
              Pro forma                                                  (5.07)               .01        $     .30


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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE G - STOCK-BASED COMPENSATION - Continued

    Additional information with respect to options outstanding at December 31, 2000 and changes for the three years then ended is as follows:

                                                      2000                      1999                       1998
                                            ----------------------      ---------------------     ---------------------
                                                          Weighted                   Weighted                   Weighted
                                                          average                    average                    average
                                                          exercise                   exercise                   exercise
                                              Shares       price         Shares       price        Shares        price
                                            ---------     --------      --------     --------     ---------     --------
       Outstanding at beginning of year       953,972       $6.56        859,170      $ 9.94      1,000,656       $ 9.26
          Granted                             627,500        8.23        360,500        6.15         69,500         8.80
          Exercised                          (166,065)       5.46        (28,333)       2.43       (134,332)        1.67
          Forfeited                          (296,838)       7.80       (237,365)      18.91        (76,654)       16.13
                                            ---------                   --------                  ---------
       Outstanding at end of year           1,118,569       $7.31        953,972      $ 6.56        859,170       $ 9.94
                                            =========       =====       ========      ======      =========       ======

       Options exercisable at end of year     344,410       $5.83        490,549      $ 5.83        475,937       $ 4.79
                                            =========       =====       ========      ======      =========       ======


       Weighted average fair value per share of options granted for 2000, 1999 and 1998 were $5.71, $6.17 and $6.55, respectively.

       Information about stock options outstanding at December 31, 2000 is summarized as follows:

                                                         Options Outstanding                  Options Exercisable
                                               ---------------------------------------    ------------------------
                                                               Weighted
                                                                average      Weighted                    Weighted
                                                               remaining      average                     average
                                                 Number       contractual     exercise      Number        exercise
       Range of exercise prices                outstanding       life          price      exercisable      price
       ------------------------                -----------    -----------     --------    -----------     --------
       $1.20 to $5.62                              239,933     2.5 years       $ 3.46       206,933        $ 3.13
       $5.63 to $9.00                              469,933     8.5 years         6.46        78,733          6.47
       $9.01 to $13.50                             351,460     8.8 years         9.30        20,600          9.60
       $13.51 to $20.00                             57,243     6.0 years        17.11        38,144         17.10
                                                 ---------                                  -------

                                                 1,118,569                                  344,410
                                                 =========                                  =======

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE H - MAJOR CUSTOMERS AND SUPPLIERS

    Sales to one legal entity accounted for approximately 27% of total sales during 2000, 21% of total sales during 1999 and 17% of total sales during 1998. However, sales to this legal entity are made independently via two separate business segments of the Company to two separate buying organizations within the legal entity. Loss of this customer may have a material adverse effect on the operations of the Company.

    The Company purchased in excess of 20% of its products from one contract manufacturer in each of the three years in the period ended December 31, 2000. Although there are a limited number of manufacturers of the Company's products, management believes there are suppliers who could provide similar products on comparable terms. A change in suppliers could cause a delay in and a possible loss of sales.


NOTE I - COMMITMENTS AND CONTINGENCIES

    The Company leases office and warehouse space and data processing equipment under long-term, noncancelable leases.

    Minimum future rental payments for all long-term, noncancelable operating leases are presented below:


          Year ending
          December 31,
          ------------
               2001                                     $2,478,784
               2002                                      2,056,749
               2003                                        681,557
               2004                                        178,465
               2005                                        173,943
               Thereafter                                  863,758
                                                         ---------
                                                        $6,433,256
                                                         =========

    Total rent expense was as follows:

               2000                                     $2,574,000
               1999                                      2,704,000
               1998                                      2,351,000

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES

    The provision (benefit) for taxes consists of the following:

                                                                                 Years ended December 31,
                                                                      ---------------------------------------------
                                                                         2000             1999              1998
                                                                      ----------        ---------         ---------
       Federal
          Current                                                    $(1,476,140)       $ 596,425        $2,553,617
          Deferred                                                    (4,396,951)         742,446         1,860,482
       State                                                            (463,948)          82,313           102,871
       Foreign                                                         2,192,254         (135,370)         (927,294)
                                                                      ----------        ---------         ---------
                                                                     $(4,144,785)      $1,285,814        $3,589,676
                                                                      ==========        =========         =========

    The Company's effective income tax rate differed from the U.S. Federal statutory rate as follows:

                                                                                 Years ended December 31,
                                                                      ---------------------------------------------
                                                                         2000             1999              1998
                                                                      ----------        ---------         ---------

       U.S. Federal statutory rate                                        (34.0)%            34.0%            34.0%
       State taxes, net of Federal benefit                                 (0.8)              2.5              0.8
       Goodwill amortization and impairment                                 8.5              20.8              4.8
       Other nondeductible expenses                                         0.1               3.5              0.9
       Rate differential for foreign taxes                                  4.1               -                -
       Change in valuation allowance                                       15.2               -                -
       Other, net                                                           0.2               4.9              1.5
                                                                           ----              ----             ----
                                                                           (6.7)%            65.7%            42.0%
                                                                          =====              ====             ====

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE J - INCOME TAXES - Continued

    The components of deferred tax assets and liabilities are as follows:

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                          2000              1999
                                                                                       ----------         ---------
          Deferred tax assets:
             Inventories                                                              $ 3,947,666       $ 1,334,903
             Accounts receivable                                                          821,054           233,066
             Accrued expenses                                                             608,229         1,430,473
             Net operating loss carryforwards                                           1,346,394           134,632
             Foreign deferred tax assets                                                8,515,365         1,805,513
             Other, net                                                                 1,539,233           353,611
                                                                                       ----------         ---------
                Gross deferred tax assets                                              16,777,941         5,292,198

          Deferred tax liabilities:
             Property, plant and equipment                                              2,469,067         3,075,514
             Investment in Detection Systems, Inc.                                      1,031,930           826,950
                                                                                       ----------         ---------
                Gross deferred tax liabilities                                          3,500,997         3,902,464

          Valuation allowance                                                           8,431,161                -
                                                                                       ----------        ----------
                Net deferred tax asset                                                $ 4,845,783       $ 1,389,734
                                                                                       ==========        ==========

    At December 31, 2000, the Company had federal, state and foreign net operating loss carryforwards of approximately $3,600,000, $4,600,000 and $14,600,000, respectively. Federal net operating loss carryforwards of $200,000 expire in 2010 and $3,400,000 of federal net operating loss carryforwards expire in 2020. The state net operating loss carryforwards expire in 2005 to 2020. Substantially all foreign net operating loss carryforwards do not expire.

    As of December 31, 1999, the Company believed it was more likely than not that sufficient levels of taxable income would be generated to utilize all foreign net operating loss carryforwards. However, with continuing foreign losses in 2000, the Company has provided valuation allowances of approximately $8,400,000 for foreign net operating loss carryforwards.

    Management believes that the full benefit of other deferred tax assets will be realized based on its evaluation of the Company's anticipated profitability.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE K - INVESTMENT IN DETECTION SYSTEMS, INC.

    On January 12, 2001, the Company accepted an offer to tender its 21% interest in Detection Systems, Inc. for $18 per share. The Company received proceeds from the sale of $24.0 million in January 2001.

    The Company accounts for its investment in Detection Systems, Inc. under the equity method and the Company's share of earnings is included in income. The difference between the Company's cost and the underlying equity in Detection Systems, Inc. of approximately $1.6 million represents goodwill. Condensed financial information as of March 31, 2000 and 1999 for Detection Systems, Inc. is as follows (in thousands):

                                                                           March 31,
                                                                  -------------------------
                                                                    2000              1999
                                                                  -------           -------
       Current assets                                             $68,720           $66,341
       Noncurrent assets                                           26,898            26,471
       Current liabilities                                         17,591            17,244
       Noncurrent liabilities                                      19,563            19,824
       Net assets                                                  58,464            55,744


                                                                     Year ended March 31,
                                                                   ------------------------
                                                                    2000              1999
                                                                   ------            ------
       Revenues                                                  $141,918          $138,045
       Operating income                                             7,182             8,648
       Net income                                                   3,468             4,471


    The market value of the Company's investment in Detection Systems, Inc. was approximately $23,700,000 and $12,599,730 at December 31, 2000 and 1999,
    respectively.

    The amount of retained earnings (accumulated deficit) that represents undistributed earnings from Detection Systems, Inc. was approximately $1,757,000 and $1,497,000 at December 31, 2000 and 1999, respectively.


NOTE L - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS

    The Company has four business segments: United States-Professional Security Group (US-PSG), Diversified Sales Group (DSG), International-Professional Security Group (International-PSG), and Supply. The segments are differentiated by the customers serviced as follows:

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE L - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

       US-PSG

       This segment consists of sales in the United States to professional security dealers, distributors, installers and certain large end users of professional security products.

       DSG

       This segment sells video and security products to industrial markets and consumers.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE L - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

       The following tables provide financial data by segment for the years ended December 31, 2000, 1999 and 1998:

                                    US                     International
    2000                            PSG           DSG           PSG         Supply        Corporate         Total
    ----                         ---------    ----------    -----------   -----------   ------------     -----------
    Total revenue             $ 91,400,938   $60,410,420   $ 76,622,266  $ 24,394,854   $      6,122    $252,834,600
    Intersegment revenue          (967,749)           -     (29,427,333)  (22,441,897)            -      (52,836,979)
                               -----------    ----------    -----------   -----------   ------------     -----------

    Revenue from external
       customers              $ 90,433,189   $60,410,420   $ 47,194,933  $  1,952,957   $      6,122    $199,997,621
                               ===========    ==========    ===========   ===========   ============     ===========

    Operating profit (loss)
       including special
       charges                  (2,148,929)    6,033,324    (34,042,279)   (4,903,183)   (20,815,913)    (55,876,980)
    Total assets                35,968,776    16,361,528     27,977,269    11,644,375     51,544,610     143,496,558
    Depreciation and
       amortization expense        649,813       275,878        754,752       114,191      4,687,610       6,482,244
    Capital additions            2,722,017       (89,268)     1,006,977       657,104             -        4,296,830

    1999
    ----

    Total revenue             $ 92,507,727   $53,188,272   $ 81,675,409  $ 22,555,516   $         -     $249,926,924
    Intersegment revenue        (1,512,222)           -     (17,658,620)  (22,555,516)            -      (41,726,358)
                               -----------    ----------    -----------   -----------   ------------     -----------

    Revenue from external
       customers              $ 90,995,505   $53,188,272   $ 64,016,789  $         -    $         -     $208,200,566
                               ===========    ==========    ===========   ===========   ============     ===========

    Operating profit (loss)
       including special
       charges                $  7,418,109   $ 7,235,687   $   (325,109) $   (629,465)  $(12,792,741)   $    906,481
    Total assets                48,475,248    27,700,142     46,530,723    14,099,110     63,545,285     200,350,508
    Depreciation and
       amortization expense      3,401,530     1,774,544        672,710        62,680             -        5,911,464
    Capital additions            2,386,005     1,422,227      2,374,553           -               -        6,182,785

    1998
    ----

    Total revenue             $ 94,095,047   $50,345,605    $66,957,207  $ 29,385,900   $         -     $240,783,759
    Intersegment revenue       (10,168,609)           -      (4,231,470)  (29,385,900)            -      (43,785,979)
                               -----------    ----------    -----------   -----------   ------------     -----------

    Revenue from external
       customers              $ 83,926,438   $50,345,605    $62,725,737  $         -    $         -     $196,997,780
                               ===========    ==========     ==========   ===========   ============     ===========

    Operating profit (loss)   $  8,994,267   $ 8,977,049    $ 2,009,647  $ (2,016,891)  $ (9,878,901)   $  8,085,171
    Total assets                43,732,291    28,905,974     36,037,253    19,127,020     68,823,457     196,625,995
    Depreciation and
       amortization expense      2,365,987     1,428,234        641,591       230,696             -        4,666,508
    Capital additions            7,492,423     4,083,349        746,855            -              -       12,322,627


                          ULTRAK, INC. AND SUBSIDIARIES

NOTE L - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

    Financial information relating to the Company's Corporate segment is as follows:


                                                                               Year ended December 31,
                                                                     ----------------------------------------------
                                                                         2000             1999              1998
                                                                     -----------      -----------        ----------

       Sales and marketing expenses                                  $ 1,401,585      $ 1,364,125        $1,398,736
       Engineering and other corporate expenses                        4,169,624        3,511,859         4,517,287
       General and administrative expenses                            14,135,883        4,271,515         3,962,878
       Special charges                                                 1,114,943        3,645,242                -
                                                                     -----------      -----------        ----------

          Operating expenses                                         $20,822,035      $12,792,741        $9,878,901
                                                                     ===========      ===========        ==========


    Sales by geographic area were as follows:

                                                                              Year ended December 31,
                                                                    -----------------------------------------------
                                                                        2000             1999               1998
                                                                    ------------     ------------      ------------

       United States                                                $152,802,688     $144,183,777      $134,272,043
       Europe                                                         41,056,608       58,012,411        53,855,400
       Other                                                           6,138,325        6,004,378         8,870,337
                                                                    ------------     ------------      ------------

          Total revenues                                            $199,997,621     $208,200,566      $196,997,780
                                                                    ============     ============      ============


                          ULTRAK, INC. AND SUBSIDIARIES

NOTE M - INCOME (LOSS) PER SHARE

  Following is a reconciliation of basic and diluted earnings per share from continuing operations:

                                                2000                             1999                             1998
                                  ------------------------------- -------------------------------- --------------------------------
                                     Income                           Income                           Income
                                  allocable to             Per     allocable to             Per     allocable to             Per
                                     common               share       common               share       common               share
                                  stockholders   Shares   amount   stockholders   Shares   amount   stockholders   Shares   amount
                                  ------------  -------- -------- -------------- -------- -------- -------------- -------- --------

  Income from continuing
    operations allocable to
    common stockholders          $(57,804,304) 11,686,049 $(4.95)    $555,344   11,644,941  $0.05    $4,839,963  13,254,782  $0.37
                                                           =====                             ====                             ====

  Effect of dilutive securities
     Contingently issuable
        shares                           --          --                  --         98,773                 --       366,690
     Put options                                                         --           --                   --       428,640
     Stock options                       --          --                  --        149,587                 --       319,057
     Convertible preferred
        stock                            --          --               117,210      406,981              117,210     406,981
                                  -----------  ----------            --------   ----------            ---------  ----------


  Income from continuing
   operations allocable to
   common stockholders
   after assumed
    conversions                  $(57,804,304) 11,686,049 $(4.95)    $672,554   12,300,282   $0.05   $4,957,173  14,776,150  $0.34
                                 ============  ==========  =====     ========   ==========   =====    =========  ==========   ====


  For 2000, 1999 and 1998, 344,410, 201,053, and 367,919 stock options were outstanding, respectively, but not included in the computation of diluted income per share because the options exercise price was greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.


NOTE N - UNAUDITED QUARTERLY OPERATING RESULTS

  Unaudited quarterly operating results for the years ended December 31, 2000 and 1999 are as follows:

                                                        First           Second           Third            Fourth
                                                       Quarter          Quarter         Quarter           Quarter
                                                      ---------        ---------       ---------         ---------
       2000:
          Sales                                      $52,134,341      $53,918,600     $47,265,151      $ 46,679,529
          Gross profit                                16,186,928       16,668,835      14,024,351          (317,724)
          Net income (loss)                             (428,034)          69,166      (3,803,023)      (53,525,203)

          Income (loss) per share:
             Basic                                   $     (0.04)     $      --       $     (0.33)     $      (4.58)
             Diluted                                       (0.04)            --             (0.33)            (4.58)







                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



NOTE N - UNAUDITED QUARTERLY OPERATING RESULTS - Continued

                                                        First           Second           Third            Fourth
                                                       Quarter          Quarter         Quarter           Quarter
                                                      ---------        ---------       ---------         ---------

       1999:
          Sales                                      $48,668,384      $52,323,827     $51,281,007       $55,927,348
          Gross profit                                15,896,840       17,125,867      16,869,988        17,476,495
          Net income (loss)                              338,167         (735,914)        875,760            87,519

          Income (loss) per share:
             Basic                                   $      0.03      $    (0.07)     $      0.07       $      0.01
             Diluted                                        0.03           (0.07)            0.07              0.01


    See Note P for special charges and changes in estimates the first, second and fourth quarters of 1999 and Note B for fourth quarter 2000 charges.


NOTE O - DISCONTINUED OPERATIONS

    In December 1998, the Company discontinued operations of its Mobile Video division which markets and installs video equipment on transit vehicles. As discussed in Note B, the Company sold Dental Vision Direct, Inc. on August 5, 1998. The Company completed the disposal in 2000. The Company had no revenues, expenses, or gains from discontinued operations during 2000.

    Summarized financial information for discontinued operations follows:

                                                                                 Year Ended December 31,
                                                                       --------------------------------------------
                                                                         2000            1999               1998
                                                                       ---------      -----------       -----------
       Revenues                                                        $     --         $ 615,993       $ 9,222,863

       Income (loss) from the discontinued operations,
          net of taxes (benefit) of $(55,132), $(750,487),
          and $43,011                                                        --          (107,022)       (1,480,243)

       Gain on disposal, net of taxes of $23,414                             --               --             77,946



                             ULTRAK, INC. AND SUBSIDIARIES

NOTE O - DISCONTINUED OPERATIONS - Continued

    The net assets of discontinued operations consists of the following at December 31, 1999:

       Accounts receivable                                     $  724,072
       Inventories                                              1,058,624
       Other current assets                                       123,135
                                                               ----------

       Total                                                   $1,905,831
                                                               ==========

NOTE P - SPECIAL CHARGES AND CHANGES IN ESTIMATES

    1999 SPECIAL CHARGES

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

    The Company's exit plan commenced in June 1999 and provided for the termination of 54 employees (19 employees in the United States and 35 employees in Europe). The exit plan was completed in 2000 and resulted in the termination of 19 employees in the United States and 35 employees in Europe. Upon completion of the exit plan in October 2000, the Company had approximately $250,000 remaining in the account for leased facilities and other termination costs. This amount has been presented as income under caption "special charges" in the statement of operations. The restructuring charge and the amount settled are summarized as follows:

                                                                                                     Accrued at
                                                                                                     December 31,
                                                                    Charge            Settled            2000
                                                                  ----------         ----------      ------------
       Severance and other related employee costs                 $2,608,150         $2,608,150        $      -
       Leased facilities and other termination costs               1,266,850          1,266,850               -
                                                                  ----------         ----------       ----------

                                                                  $3,875,000         $3,875,000        $      -
                                                                  ==========         ==========       ==========

                             ULTRAK, INC. AND SUBSIDIARIES

NOTE P - SPECIAL CHARGES AND CHANGES IN ESTIMATES - Continued

    2000 SPECIAL CHARGES

    Special charges of $1,361,241 were incurred in the quarter ended September 30, 2000. These charges included severance obligations of the Company related to the separation of three former executives and severance obligations related to the outsourcing of manufacturing operations in California and Australia. Additionally, costs associated with the proxy contest with Detection Systems, Inc. were recorded. The detail of these charges is as follows:

                                                                                      Accrued at
                                                          Total                      December 31,
                                                          Charge        Settled          2000
                                                        ----------     ---------     ------------
       Severance                                        $  584,067      $219,769        $364,298
       California outsourcing                               84,465        78,463           6,002
       Australia outsourcing                                75,000        75,000               -
       Detection Systems, Inc. Proxy Contest               617,709       617,709               -
                                                        ----------      --------        --------
                                                        $1,361,241      $990,941        $370,300
                                                        ==========      ========        ========


    CHANGE IN ESTIMATE

    During the fourth quarter of 1999, the Company increased its allowance for doubtful accounts for its European and South African subsidiaries by approximately $1 million.

NOTE Q - INTERVISION SALE

    On July 1, 2000, the Company sold substantially all assets of its UK-based business, Intervision Express, Ltd. ("Intervision") to Norbain SD, Ltd. ("Norbain"), a UK-based distributor of CCTV and access control equipment. The Company received approximately $2.1 million in cash for inventory and certain other assets including use of the Intervision tradename. Ultrak retained the right to sell Ultrak branded products directly to systems integrators and installers in Intervision's previous market in the UK and Ireland. The Company incurred a loss on the sale of approximately $840,000.

    In addition, the Company granted Norbain distribution exclusivity for its Diamond-series name product line and its CCTV products in the UK. To maintain its exclusivity, Norbain must purchase at least $6 million of Ultrak-branded CCTV products and dome systems through the end of 2002.

NOTE R - SUBSEQUENT EVENT

    In January 2001, the Company purchased its lease on its corporate headquarters facility from the lessor for $11.5 million of which $10 million was financed by a mortgage.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE





Board of Directors and Stockholders
Ultrak, Inc.

In connection with our audit of the consolidated financial statements of Ultrak, Inc. and Subsidiaries referred to in our report dated March 16, 2001, which is included in Part IV of this form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Dallas, Texas
March 16, 2001

                                                                     SCHEDULE II


                          ULTRAK, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2000, 1999 and 1998


                                           Balance at        Charged         Charged                        Balance at
                                           Beginning      (credited) to      to other                          End
    Description                            of Period        Operations       Accounts        Deductions      of Period
    -----------                           -----------     -------------     ---------       -------------   -----------
Allowance for doubtful trade accounts
    Year ended December 31, 2000           $2,401,773       $3,555,940        $    -  (1)   $(167,168)(2)   $5,790,545
    Year ended December 31, 1999            1,657,549          813,178         22,599 (1)     (91,553)(2)    2,401,773
    Year ended December 31, 1998            1,741,920           (8,103)         4,790 (1)     (81,058)(2)    1,657,549

Deferred tax valuation allowance:
    Year ended December 31, 2000           $       -        $8,431,161        $    -        $      -        $8,431,161


NOTES

(1)  Balances recorded from business combinations.

(2)  Balances written off.