Form 10-Q
period 2001-03-31
ULTRAK INC
filed 2001-05-15
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                 MARCH 31, 2001

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

                                                           Yes__X__     No_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2001: 11,688,888 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2001

                                      INDEX


  Part I:  Financial Information                                     Page No.
           ---------------------                                     --------

      Consolidated Balance Sheets                                    3

      Consolidated Statements of Operations                          5

      Consolidated Statements of Cash Flows                          7

      Notes to Consolidated Financial Statements                     8

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  13



  Part II:  Other Information                                        15
            -----------------



  Signatures                                                         16

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)



                                                           MARCH 31,  DECEMBER 31,
                                                            2001         2000
                                                          ----------  ------------
                                                          (unaudited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                             $   6,027   $     3,751
    Investment in Detection Systems, Inc.                         -        13,909
    Trade accounts receivable, less allowance for
         doubtful accounts of $5,729 and $5,791 at
         March 31, 2001 and December 31, 2000,
         respectively                                        28,733        32,232
    Inventories, net                                         29,644        26,371
    Advances for inventory purchases                             54           521
    Prepaid expenses and other current assets                 5,184         4,394
    Income tax refundable                                       869           891
    Deferred income taxes                                     6,337         6,337
                                                          ----------  ------------

                       Total current assets                  76,848        88,406

PROPERTY, PLANT AND EQUIPMENT, at cost                       38,553        26,886
    Less accumulated depreciation and amortization          (12,549)      (11,885)
                                                          ----------  ------------
                                                             26,004        15,001

OTHER ASSETS
    Goodwill, net of accumulated amortization of
          $6,926 and $6,636 at March 31, 2001 and
          December 31, 2000, respectively                    37,437        39,375
    Other                                                       635           715
                                                          ----------  ------------
                                                             38,072        40,090
                                                          ----------  ------------

                       Total assets                       $ 140,924   $   143,497
                                                          ==========  ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - CONTINUED
                        (IN THOUSANDS, EXCEPT PAR VALUE)



                                                           MARCH 31,  DECEMBER 31,
                                                            2001         2000
                                                          ----------  ------------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                              $  10,612   $    13,046
    Accrued expenses                                          5,881         6,168
    Accrued restructuring costs                               4,590         5,634
    Other current liabilities                                 1,872         2,529
    Line of credit                                           24,784        35,419
    Mortgage loan                                             7,500             -
    Other debt                                                1,140         1,961
                                                          ----------  ------------

                       Total current liabilities             56,379        64,757

DEFERRED INCOME TAXES                                         1,492         1,492

STOCKHOLDERS' EQUITY
   Preferred stock, $5 par value, issuable in series;
        2,000 shares authorized; Series A, 12%
        cumulative convertible; 195 shares
        authorized, issued and outstanding                      977           977
   Common stock, $.01 par value; 20,000 shares
        authorized; 15,157 shares at March 31,
        2001 and December 31, 2000.                             152           152
   Additional paid-in-capital                               157,914       157,914
   Accumulated deficit                                      (33,641)      (40,226)
   Accumulated other comprehensive loss                      (3,666)       (2,886)
   Treasury stock, at cost (3,468 common shares at
        March 31, 2001 and December 31, 2000.)              (38,683)      (38,683)
                                                          ----------  ------------

                       Total stockholders' equity            83,053        77,248
                                                          ----------  ------------

                       Total liabilities and
                          stockholders' equity            $ 140,924   $   143,497
                                                          ==========  ============


The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS     THREE MONTHS
                                                                   ENDED            ENDED
                                                               MARCH 31,2001    MARCH 31,2000
                                                               --------------   --------------
                                                                (unaudited)      (unaudited)

Net sales                                                      $      44,418    $      52,550
Cost of sales (exclusive of depreciation shown separately
   below)                                                             31,114           36,490
                                                               --------------   --------------

        Gross profit                                                  13,304           16,060

Other operating costs:
    Marketing and sales                                                6,911            8,759
    General and administrative                                         5,730            5,548
    Depreciation and goodwill amortization                             1,315            1,603
                                                               --------------   --------------
                                                                      13,956           15,910
                                                               --------------   --------------

        Operating profit (loss)                                         (652)             150

Other income (expense):
   Interest expense                                                     (653)            (929)
   Interest income                                                        25               72
   Gain on sale of investments                                         7,762                -
   Other, net                                                            132              (44)
                                                               --------------   --------------
                                                                       7,266             (901)
                                                               --------------   --------------


        Income (loss) before income taxes                              6,614             (751)


        Income tax benefit                                                 -              323
                                                               --------------   --------------


        NET INCOME (LOSS)                                              6,614             (428)


        Dividend requirements on preferred stock                         (29)             (29)
                                                               --------------   --------------

        Net income (loss) allocable to common stockholders     $       6,585    $        (457)
                                                               ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS        THREE MONTHS
                                                                   ENDED               ENDED
                                                               MARCH 31,2001       MARCH 31,2000
                                                               --------------      --------------
                                                                (unaudited)         (unaudited)

        Net income (loss) allocable to stockholders
              Basic                                          $          0.56    $          (0.04)
                                                               ==============      ==============
              Diluted                                        $          0.54    $          (0.04)
                                                               ==============      ==============

        Number of common shares used in computations:

              Basic                                                   11,689              11,618

              Diluted                                                 12,175              11,618

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          THREE MONTHS       THREE MONTHS
                                                                             ENDED               ENDED
                                                                         MARCH 31, 2001     MARCH 31, 2000
                                                                        -----------------  ------------------
                                                                          (unaudited)         (unaudited)

Cash flows from operating activities:

   Net income (loss)                                                  $            6,614   $              (428)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:

        Gain on sale of investments                                               (7,762)                    -
        Depreciation and amortization                                              1,315                 1,450
        Provision for losses on accounts receivable                                  107                   163
        Provision for inventory obsolescence                                         290                    89
        Changes in operating assets and liabilities:

            Accounts and notes receivable                                          3,406                (2,792)

            Inventories                                                           (3,563)                1,086

            Advances for inventory purchases                                         467                  (821)

            Prepaid expenses and other current assets                               (790)                 (141)

            Income taxes refundable                                                   22                     -

            Noncurrent notes and other assets                                         80                  (777)

            Accounts payable                                                      (2,434)                1,389

            Accrued restructuring costs                                           (1,044)                    -
            Accrued and other current liabilities                                   (944)                  103
                                                                        -----------------    ------------------
                 Net cash used in operating activities
                                                                                  (4,236)                 (679)

Cash flows from investing activities:

      Proceeds from sale of marketable securities                                      -                  (237)
      Proceeds from the sale of Detection Systems, Inc. shares                    23,211                     -
      Purchases of property and equipment                                           (870)               (1,499)
      Proceeds from sale of property and equipment                                    13                   160
      Acquisitions, net of cash acquired                                               -                   (20)
                                                                        -----------------    ------------------
                 Net cash provided by (used in) investing activities              22,354                (1,596)

Cash flows from financing activities:

      Proceeds from revolving line of credit                                           -                   953
      Repayments on revolving line of credit                                     (10,635)                    -
      Repayments on other debt                                                      (821)                    -
      Repayments of mortgage loan                                                 (4,000)                    -
      Issuance of common stock, net of issuance costs                                  -                   836
      Payment of preferred stock dividends                                           (29)                  (29)
                                                                        -----------------    ------------------
                 Net cash provided by (used in) financing activities             (15,485)                1,760


Net increase (decrease) in cash and cash equivalents                               2,633                  (515)


Effect of exchange rate changes on cash                                             (357)                 (900)


Cash and cash equivalents at beginning of the period                               3,751                 4,758
                                                                        -----------------    ------------------

Cash and cash equivalents at end of the period                        $            6,027   $             3,343
                                                                        =================    ==================


Supplemental schedule of noncash investing and financing activities:

   Mortgage financing on building                                     $           11,500   $                 -

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

The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2000 included in the Ultrak Annual Report on Form 10-K.

2. Earnings Per Share:

The Company computes basic earnings (loss) per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Following is a reconciliation of basic and diluted earnings (loss) per share:

                                               For the Quarter Ended                          For the Quarter Ended
                                                   March 31, 2001                                 March 31, 2000
                                    ------------------------------------------    --------------------------------------------
                                      Net Income        Shares       Per Share      Net Income        Shares        Per Share
                                    (in thousands)  (in thousands)    Amount      (in thousands)   (in thousands)    Amount
                                    ------------------------------------------    --------------------------------------------

Basis earnings per share:

Income allocable to common
  stockholders                      $   6,585           11,689         $0.56      $    (457)         11,618            ($0.04)

Effect of Dilutive Securities

   Stock options                            -               79                            -               -

   Convertible preferred stock            (29)             407                            -               -
                                    ------------------------------------------    --------------------------------------------

Diluted earnings per share          $   6,614           12,175         $0.54      $    (457)         11,618            ($0.04)
                                    ==========================================    ============================================

For 2001 and 2000, 908,472 and 1,142,883 stock options were outstanding, respectively, but not included in the computation of diluted earnings per share because the effect would have been antidilutive.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)


3. Note Payable to Bank:

  As of March 31, 2001, the Company had $24.8 million outstanding under its two-year credit facility. The credit facility was paid down from its December 31, 2000 level with a portion of the proceeds from the sale of Detection Systems, Inc. ("DETC") shares. As a result, the total credit facility was reduced from $45.0 million to $30.0 million.

4. Segment Disclosure and Foreign Operations:

The Company has four business segments: United States-Professional Security Group (US-PSG), Diversified Sales Group (DSG), International-Professional Security Group (Int'l-PSG), and Supply. The segments are differentiated by the customers serviced as follows:

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

      Supply

      This segment sells products manufactured by the Company's Ohio, California, and Australia facilities to US-PSG, International-PSG, and third parties.

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

Prior year segment information has been reclassified to reflect changes in the Company's organizational structure in 2001.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

4. Segment Disclosure and Foreign Operations, continued:

The following tables provide financial data by segment for the periods noted (in thousands):

Three months ended March 31, 2001                  US-PSG         DSG       Int'l-PSG     Supply      Corporate      Total
                                                  ---------     --------    ---------     --------    ----------    ---------


Total revenue                                   $   19,435   $   12,896   $   16,460   $    7,660   $       384   $   56,835
Intersegment revenue                                    (3)           -       (5,366)      (7,048)            -      (12,417)
                                                  ---------     --------    ---------     --------    ----------    ---------
Revenue from external customers                 $   19,432   $   12,896   $   11,094   $      612   $       384   $   44,418
                                                  =========     ========    =========     ========    ==========    =========

Operating profit (loss)                              2,826        2,418         (907)         253        (5,242)        (652)
Depreciation and amortization expense                  100           43           92           65         1,015        1,315


Three months ended March 31, 2000                  US-PSG         DSG       Int'l-PSG     Supply      Corporate      Total
                                                  ---------     --------    ---------     --------    ----------    ---------


Total revenue                                   $   20,484   $   17,721   $   21,874   $    6,671   $       207   $   66,957
Intersegment revenue                                  (122)           -       (7,624)      (6,661)            -      (14,407)
                                                  ---------     --------    ---------     --------    ----------    ---------
Revenue from external customers                 $   20,362   $   17,721   $   14,250   $       10   $       207   $   52,550
                                                  =========     ========    =========     ========    ==========    =========

Operating profit (loss)                              2,739        3,102         (575)         119        (5,235)         150
Depreciation and amortization expense                  140           82          211           30         1,140        1,603

Financial information related to the Company's Corporate segment is as follows:

                                              Three months ended March 31,
                                            -------------------------------
                                                2001              2000
                                            -------------     -------------


Sales and marketing expenses              $          534    $          582
Engineering and other corporate expenses           2,007             2,162
General and administrative expenses                1,801             1,741
                                            -------------     -------------

   Operating expenses                     $        4,342    $        4,485
                                            =============     =============

Sales by geographic area were as follows:

                                              Three months ended March 31,
                                            --------------------------------
                                                 2001              2000
                                            ---------------    -------------


United States                             $         33,304   $       38,292
Europe                                               9,745           12,532
Other                                                1,369            1,726
                                            ---------------    -------------

   Total revenues                         $         44,418   $       52,550
                                            ===============    =============

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

5. Comprehensive Income (Loss):

(in thousands)                                Three months      Three months
                                                 ended             ended
                                             March 31, 2001    March 31, 2000
                                             ---------------   ---------------


Net income (loss)                           $         6,614   $          (428)

Other comprehensive income (loss):


   Currency translation adjustment                     (780)           (1,356)
   Unrealized gain (loss) on investments                  -               406
                                             ---------------   ---------------

Subtotal - other comprehensive income
  (loss)                                               (780)             (950)
                                             ---------------   ---------------


Comprehensive income (loss)                 $         5,834   $        (1,378)
                                             ===============   ===============

                                                                                 Accumulated
                                                Foreign        Unrealized           Other
The activity for the three months ended        Currency       Gain (Loss)       Comprehensive
March 31, 2001 related to the following:         Items       on Investments         Loss
                                               ----------   ----------------   ---------------


Balance as of December 31, 2000               $  (2,886)   $              -   $       (2,886)
Current period change                              (780)                  -             (780)
                                               ----------   ----------------   ---------------

Balance as of March 31, 2001                  $  (3,666)   $              -   $       (3,666)
                                               ==========   ================   ===============


                                                                                 Accumulated
                                                Foreign        Unrealized           Other
The activity for the three months ended        Currency       Gain (Loss)       Comprehensive
March 31, 2000 related to the following:        Items        on Investments         Loss
                                               ----------   ----------------   ---------------


Balance as of December 31, 1999               $   (3,500)  $           (568)  $        (4,068)
Current period change                             (1,356)               406              (950)
                                               ----------   ----------------   ---------------

Balance as of March 31, 2000                  $   (4,856)  $           (162)  $        (5,018)
                                               ==========   ================   ===============

6. Income Taxes

For the three months ended March 31, 2001, the Company's effective income tax rate differed from the Federal statutory rate primarily due to non-deductible goodwill amortization, offset by the gain on the sale of its shares in DETC. For the three months ended March 31, 2000, the Company's effective income tax rate differed from the Federal statutory rate due to non-deductible goodwill amortization, offset by the difference in the Company's expected annual effective income tax rate.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. Special Charges

As of December 31, 2000, the Company had accruals for severance and other related employee costs and leased facilities and other termination costs remaining from charges taken in 2000. The current period activity related to the remaining liabilities from these charges is summarized as follows:

(in thousands):

                                            Accrued at                 Accrued at
                                         December 31, 2000  Settled   March 31, 2001
                                         -------------------------------------------

Severance and other related employee
costs                                             $2,437      $862           $1,575
Leased facilities and other termination
costs                                              3,197       182            3,015
                                         -------------------------------------------

                                                  $5,634    $1,044           $4,590
                                         ===========================================

8. Sale of Investment in Detection Systems, Inc.

In January 2001, the Company accepted an offer to tender its shares in DETC. for $18 a share. Total proceeds from this transaction of $24 million were used to reduce the Company's borrowing level to $25 million at the end of the first quarter 2001. A gain of $7.8 million was also recognized in the current period related to the transaction. This gain was net of selling costs of $0.8 million for employee commissions.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

           For the Three Months ended March 31, 2001 compared to the
                        Three Months ended March 31, 2000

Results of Operations

Net sales were $44.4 million for the three months ended March 31, 2001, a decrease of $8.1 million (15%) over the same period in 2000. The revenue decline was due to the sale of Intervision in July 2000, the phasing-out of the French CCTV distribution business and a stronger U.S. dollar.

Gross profit margins on net sales decreased to 30% for the three months ended March 31, 2001 from 31% during the same period in 2000. This decrease in gross profit margin was due to a stronger U.S. dollar.

Marketing and sales expenses were $6.9 million for the three months ended March 31, 2001, a decrease of $1.9 million (21%) over the same period in 2000. Marketing and sales expenses for the three months ended March 31, 2001 were 16% of net sales, down from 17% for the same period in 2000. This decrease was due to the sale of Intervision in July 2000 and a reduction in the number of sales and sales support personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. Expenses were also lower in the US-PSG and DSG segments.

The Company recognized other income of $7.3 million for the three months ended March 31, 2001, compared with other expenses of $0.9 million during the same period in 2000. The other income resulted from a $7.8 million gain on the sale the Company's shares in DETC. The proceeds from the sale were used to decrease the borrowings on the Company's credit facility. As a result, the line of credit was reduced by $10.6 million and interest expense decreased by $0.2 million compared to the first quarter of 2000.

                       ULTRAK, INC. AND SUBSIDIARIES

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net increase of $2.2 million in cash and cash equivalents for the three months ended March 31, 2001. Net cash used in operating activities for the period was approximately $4.2 million versus $0.7 million for the comparable period. The most significant differences between 2001 and 2000 resulted from payments of restructuring costs during the first quarter, increases in dome inventories in Ohio, as well as reductions in accounts payable. Net cash provided by investing activities was approximately $22.4 million, consisting of the proceeds from the sale DETC shares, partially offset by equipment purchases. Net cash used in financing activities was approximately $15.5 million, consisting primarily of net reductions in the Company's line of credit and payments on its mortgage loan.

As of March 31, 2001, the Company had $24.8 million outstanding under its two-year credit facility. The Company was not required to obtain waivers from its lenders during the first quarter of 2001. The credit facility was paid down from its December 31, 2000 level with a portion of the proceeds from the sale of DETC shares.

In January 2001, the Company purchased the synthetic lease on its corporate headquarters facility from the lessor with a $11.5 million short-term note. Payments of $4.0 million were made during the first quarter of 2001, reducing the balance of the note to $7.5 million. The Company is currently searching for a new lender to refinance this note over a longer period in order to maximize its cash flow. In April 2001, the Company cancelled its plan to sell a 5-acre tract of undeveloped land adjacent to its corporate headquarters.

The Company believes that internally generated funds, available borrowings under the bank credit facility and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next twelve months.

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's market risk exposure since the filing of the 2000 Annual Report on Form 10-K.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2001

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

              Not Applicable

      Item 5. Other Information

              Not Applicable

      Item 6. Exhibits and Reports on Form 8-K

              (a) Sixth Amendment to First Amended and Restated Credit Agreement between Ultrak Operating, L.P., Ultrak, Inc., American National Bank and Trust Company of Chicago and Harris Trust and Savings Bank, dated April 6, 2001.

              (b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           ULTRAK, INC.


Date: May 15, 2001                       By: __/s/ Chris Sharng______
                                             Chris Sharng
                                             Senior Vice President-Finance,
                                             Secretary, Treasurer and Chief
                                             Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                          ULTRAK, INC. AND SUBSIDIARIES

      Exhibit Index

              (a) Sixth Amendment to First Amended and Restated Credit Agreement between Ultrak Operating, L.P., Ultrak, Inc., American National Bank and Trust Company of Chicago and Harris Trust and Savings Bank, dated April 6, 2001.