Form 10-Q
period 2001-06-30
ULTRAK INC
filed 2001-08-01
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                  JUNE 30, 2001

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001: 11,688,888 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2001

                                      INDEX




   Part I:  Financial Information                                                Page No.
                                                                                 -------
       Consolidated Balance Sheets                                                  3

       Consolidated Statements of Operations                                        5

       Consolidated Statements of Cash Flows                                        6

       Notes to Consolidated Financial Statements                                   7

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                14

   Part II:  Other Information                                                      17

   Signatures                                                                       18


                    ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               JUNE 30,      DECEMBER 31,
                                                                                2001             2000
                                                                             ------------    ------------
                                                                             (unaudited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                $      3,519    $      3,751
    Investment in Detection Systems, Inc.                                              --          13,909

    Trade accounts receivable, less allowance for doubtful accounts of $5,512 and $5,791 at June 30, 2001 and December 31, 2000,
         respectively                                                              26,341          32,232
    Inventories, net                                                               27,570          26,371
    Advances for inventory purchases                                                  132             521
    Prepaid expenses and other current assets                                       3,326           4,394
    Income tax refundable                                                           1,209             891
    Deferred income taxes                                                           6,337           6,337
                                                                             ------------    ------------
                       Total current assets                                        68,434          88,406

PROPERTY, PLANT AND EQUIPMENT, at cost                                             37,454          26,886
    Less accumulated depreciation and amortization                                (13,017)        (11,885)
                                                                             ------------    ------------
                                                                                   24,437          15,001

OTHER ASSETS
    Goodwill, net of accumulated amortization of $7,327 and $6,636 at
          June 30, 2001 and December 31, 2000, respectively                        37,136          39,375
    Other                                                                             593             715
                                                                             ------------    ------------
                                                                                   37,729          40,090
                                                                             ------------    ------------
                       Total assets                                          $    130,600    $    143,497
                                                                             ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                           JUNE 30,      DECEMBER 31,
                                                                             2001           2000
                                                                         ------------    ------------
                                                                         (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                             $      9,393    $     13,046
    Accrued expenses                                                            7,025           6,168
    Accrued restructuring costs
                                                                                2,097           5,634
    Other current liabilities                                                   1,497           2,529
    Line of credit                                                             20,939          35,419
    Mortgage payable                                                            7,500              --
    Other debt                                                                  1,099           1,961
                                                                         ------------    ------------

                       Total current liabilities                               49,550          64,757

DEFERRED INCOME TAXES                                                           1,492           1,492

STOCKHOLDERS' EQUITY
   Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
        195,351 shares authorized, issued and outstanding                         977             977
   Common stock, $.01 par value; 20,000,000 shares authorized;
        15,156,538 shares issued at June 30, 2001
        and December 31, 2000, respectively                                       152             152
   Additional paid-in-capital                                                 157,668         157,914
   Accumulated deficit                                                        (34,559)        (40,226)
   Accumulated other comprehensive loss                                        (5,997)         (2,886)
   Treasury stock, at cost (3,467,650 common shares at
        June 30, 2001 and December 31, 2000, respectively)                    (38,683)        (38,683)
                                                                         ------------    ------------

                       Total stockholders' equity                              79,558          77,248

                                                                         ------------    ------------
                       Total liabilities and stockholders' equity        $    130,600    $    143,497
                                                                         ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                 ULTRAK, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                    THREE MONTHS     THREE MONTHS     SIX MONTHS       SIX MONTHS
                                                                       ENDED            ENDED            ENDED            ENDED
                                                                   JUNE 30, 2001    JUNE 30, 2000    JUNE 30, 2001    JUNE 30, 2000
                                                                   -------------    -------------    -------------    -------------
                                                                    (unaudited)      (unaudited)      (unaudited)      (unaudited)


Net sales                                                          $      40,167    $      54,298    $      84,585    $     106,848
Cost of sales (exclusive of depreciation shown seperately below)          26,553           37,816           57,667           74,306
                                                                   -------------    -------------    -------------    -------------

        Gross profit                                                      13,614           16,482           26,918           32,542

Other operating costs:
    Marketing and sales                                                    7,495            8,745           14,406           17,504
    General and administrative                                             4,636            5,440           10,366           10,988
    Depreciation and goodwill amortization                                 1,280            1,621            2,595            3,225
                                                                   -------------    -------------    -------------    -------------
                                                                          13,411           15,806           27,367           31,717
                                                                   -------------    -------------    -------------    -------------

        Operating profit (loss)                                              203              676             (449)             825

Other income (expense):
   Interest expense                                                       (1,036)            (925)          (1,689)          (1,844)
   Interest income                                                             5               --               30               63
   Gain (loss) on sale of investments                                         --              (35)           7,762              (74)
   Equity in income of Detection Systems, Inc.                                --              324               --              324
   Other, net                                                                (61)              98               71               93
                                                                   -------------    -------------    -------------    -------------
                                                                          (1,092)            (538)           6,174           (1,438)
                                                                   -------------    -------------    -------------    -------------

        Income (loss) before income taxes                                   (889)             138            5,725             (613)
        Income tax benefit (expense)                                          --              (69)              --              254
                                                                   -------------    -------------    -------------    -------------
        NET INCOME (LOSS)                                                   (889)              69            5,725             (359)
        Dividend requirements on preferred stock                             (29)             (29)             (58)             (58)
                                                                   -------------    -------------    -------------    -------------

        Net income (loss) allocable to common stockholders         $        (918)   $          40    $       5,667    $        (417)
                                                                   =============    =============    =============    =============

           Net income (loss) per share
              Basic                                                $       (0.08)   $        0.00    $        0.48    $       (0.04)
                                                                   =============    =============    =============    =============
              Diluted                                              $       (0.08)   $        0.00    $        0.47    $       (0.04)
                                                                   =============    =============    =============    =============

        Number of common shares used in computations:
              Basic                                                       11,689           11,701           11,689           11,660

              Diluted                                                     11,689           11,953           12,104           11,660




               The accompanying notes are an integral part of the
                       consolidated financial statements.

              ULTRAK, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS)


                                                                              SIX MONTHS         SIX MONTHS
                                                                                 ENDED              ENDED
                                                                             JUNE 30, 2001      JUNE 30, 2000
                                                                             --------------    --------------

Cash flows from operating activities:
   Net income (loss)                                                         $        5,725    $         (359)
   Adjustments to reconcile net income (loss) to net cash
        provided operating activities:
        Gain on sale of investments                                                  (7,762)               --
        Depreciation and amortization                                                 2,595             3,225
        Provision for losses on accounts receivable                                     297               265
        Changes in operating assets and liabilities:
            Accounts and notes receivable                                             6,118              (825)
            Inventories                                                                (954)            2,293
            Prepaid expenses and other current assets                                   997               480
            Income taxes refundable                                                    (318)               --
            Noncurrent notes and other assets                                           122                --
            Accounts payable                                                         (3,653)           (1,112)
            Accrued restructuring costs                                              (2,344)               --
            Accrued and other current                                                  (175)             (951)
                                                                             --------------    --------------
                 Net cash provided by operating activities                              648             3,016

Cash flows from investing activities:
      Proceeds from sale of marketable securities                                        --              (618)
      Proceeds from the sale of Detection Systems, Inc.                              23,211                --
      Purchases of property and equipment                                              (489)           (2,253)
      Purchases of capitalized software                                                (605)             (906)
      Proceeds from sale of property and equipment                                       21                --
      Earnout payments to subsidiary                                                    (95)               --
                                                                             --------------    --------------
                 Net cash provided by (used in) investing activities                 22,043            (3,777)

Cash flows from financing activities:
      Proceeds from revolving line of credit                                             --               535
      Repayments on revolving line of credit                                        (14,480)               --
      Repayments on other debt                                                         (862)               --
      Repayments of mortgage loan                                                    (4,000)               --
      Issuance of common stock, net of issuance costs                                    --             1,475
      Payment of preferred stock dividends                                              (58)              (59)
                                                                             --------------    --------------
                 Net cash provided by (used in) financing activities                (19,400)            1,951

Effect of exchange rate changes on cash                                              (3,523)           (1,819)

Net increase (decrease) in cash and cash equivalents                                   (232)             (629)

Cash and cash equivalents at beginning of the period                                  3,751             4,758
                                                                             --------------    --------------
Cash and cash equivalents at end of the period                               $        3,519    $        4,129
                                                                             ==============    ==============

Supplemental cash flow information:

Cash paid during the period for:
       Interest                                                                       1,600             1,720
       Income taxes                                                                     102               158

Supplemental schedule of noncash investing and financing:
      Mortgage financing                                                     $       11,500    $           --



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

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the its financial position or results of operation.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $1.6 million. The Company will adopt SFAS 142 on January 1, 2002.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)
2.  Earnings Per Share:

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


                                                   For the Quarter Ended June 30, 2001         For the Quarter Ended June 30, 2000
                                             ----------------------------------------------  -------------------------------------
                                             Net Income (Loss)                    Per Share    Net Income                Per Share
                                               (in thousands)        Shares         Amount   (in thousands)    Shares      Amount
                                             -----------------   -------------    ---------  --------------  ----------   --------

Basis earnings (loss) per share:
Income allocable to common stockholders          $    (918)         11,688,888    $   (0.08)   $     40      11,701,262   $  0.00
                                                                                  =========                               =======


Effect of dilutive securities
   Stock options                                        --                  --                       --         251,643
   Convertible preferred stock
                                                        --                  --                       --              --
                                                 ---------       -------------                 --------      ----------

Diluted earnings (loss) per share                $    (918)         11,688,888    $   (0.08)   $     40      11,952,905   $  0.00
                                                 =========       =============    =========    ========      ==========   =======




                                                   For the Six Months Ended June 30, 2001    For the Six Months Ended June 30, 2000
                                             ----------------------------------------------  --------------------------------------
                                             Net Income (Loss)                    Per Share    Net Income                Per Share
                                               (in thousands)        Shares         Amount   (in thousands)    Shares      Amount
                                             -----------------   -------------    ---------  --------------  ----------   ---------

Basis earnings (loss) per share:
Income allocable to common stockholders          $   5,667          11,688,888      $    0.48    $   (417)   11,712,028   $ (0.04)
                                                                                    =========                             =======

Effect of dilutive securities
   Stock options                                        --               8,523                         --           --
   Convertible preferred stock                          58             406,981                         --           --
                                                 ---------       -------------                   --------    ----------

Diluted earnings (loss)  per share               $   5,725          12,104,392      $    0.47    $   (417)   11,712,028   $ (0.04)
                                                 =========       =============      =========    ========    ==========   =======



For the six months ended June 30, 2001 and June 30, 2000, 851,102 and 1,274,183 stock options were outstanding, respectively, but not included in the computation of diluted earnings per share because the effect would have been antidilutive.

For the six months ended June 30, 2000, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, are excluded from the computation of diluted earnings per share because the effect is antidilutive.

3.  Note Payable to Bank:


As of June 30, 2001, the Company had $20.9 million outstanding under its two-year credit facility. The credit facility was paid down from its December 31, 2000 level with a portion of the proceeds from the sale of Detection Systems, Inc. ("DETC") shares. As a result of the sale, the capacity of the total credit facility was reduced from $45.0 million to $30.0 million.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

4.   Segment Disclosure and Foreign Operations:

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

       DSG

       This segment sells video and security products to industrial markets and consumers. This segment includes all sales to Sam's Warehouse Clubs, which the Company announced on July 19, 2001 that it will not retain. Total year-to-date sales to Sam's were $10 million.

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

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

4.       Segment Disclosure and Foreign Operations, continued

Prior year segment information has been reclassified to reflect changes in the Company's organizational structure in 2001.

The following tables provide financial data by segment for the periods noted (in thousands):




Three months ended June 30, 2001         US-PSG         DSG       Int'l-PSG     Supply        Corporate       Total
                                        ---------    ---------    ---------    ---------    ------------    ---------

Total revenue                           $  16,342    $  13,648    $  13,840    $   6,268    $        240    $  50,338
Intersegment revenue
                                             (190)          --       (3,687)      (6,112)           (182)     (10,171)
                                        ---------    ---------    ---------    ---------    ------------    ---------
Revenue from external customers         $  16,152    $  13,648    $  10,153    $     156    $         58    $  40,167
                                        =========    =========    =========    =========    ============    =========

Operating profit (loss)                     1,744        2,764          620         (267)         (4,658)         203
Depreciation and amortization expense         100           40           75           64           1,001        1,280



Three months ended June 30, 2000          US-PSG       DSG        Int'l-PSG     Supply       Corporate        Total
                                        ---------    ---------    ---------    ---------    ------------    ---------

Total revenue                           $  22,650    $  18,003    $  22,403    $   4,690    $        470    $  68,216
Intersegment revenue                         (255)          --       (9,106)      (4,557)             --      (13,918)
                                        ---------    ---------    ---------    ---------    ------------    ---------
Revenue from external customers         $  22,395    $  18,003    $  13,297    $     133    $        470    $  54,298
                                        =========    =========    =========    =========    ============    =========

Operating profit (loss)                     3,487        3,012         (662)          13          (5,174)         676
Depreciation and amortization expense         130           83          211           33           1,164        1,621




Six months ended June 30, 2001            US-PSG       DSG        Int'l-PSG     Supply       Corporate        Total
                                        ---------    ---------    ---------    ---------    ------------    ---------

Total revenue                           $  35,777    $  26,544    $  30,300    $  13,928    $        624    $ 107,173
Intersegment revenue                         (193)          --       (9,053)     (13,160)           (182)     (22,588)
                                        ---------    ---------    ---------    ---------    ------------    ---------
Revenue from external customers         $  35,584    $  26,544    $  21,247    $     768    $        442    $  84,585
                                        =========    =========    =========    =========    ============    =========

Operating profit (loss)                     4,570        5,182          163          (14)        (10,350)        (449)
Depreciation and amortization expense         200           83          167          129           2,016        2,595



Six months ended June 30, 2000            US-PSG       DSG        Int'l-PSG     Supply       Corporate        Total
                                        ---------    ---------    ---------    ---------    ------------    ---------

Total revenue                           $  43,134    $  35,724    $  44,277    $  11,361    $        677    $ 135,173
Intersegment revenue                         (377)          --      (16,730)     (11,218)             --      (28,325)
                                        ---------    ---------    ---------    ---------    ------------    ---------
Revenue from external customers         $  42,757    $  35,724    $  27,547    $     143    $        677    $ 106,848
                                        =========    =========    =========    =========    ============    =========

Operating profit (loss)                     6,226        6,114       (1,237)         132         (10,410)         825
Depreciation and amortization expense         270          165          422           63           2,305        3,225


                          ULTRAK, INC. AND SUBSIDIARIES

                                  (Unaudited)

4.   Segment Disclosure and Foreign Operations, continued


Financial information related to the Company's Corporate segment is as follows:


                                                   Three months ended June 30,    Six months ended June 30,
                                                      2001           2000           2001           2000
                                                  ------------   ------------   ------------   ------------


Sales and marketing expenses                      $        755   $        547   $      1,414   $      1,129
Engineering and other corporate expenses                 1,701          2,048          3,833          4,210
General and administrative expenses                      1,797          1,705          3,598          3,448
                                                  ------------   ------------   ------------   ------------

   Operating expenses                             $      4,253   $      4,300   $      8,845   $      8,787
                                                  ============   ============   ============   ============


Sales by geographic area were as follows:


                                                  Three months ended June 30,    Six months ended June 30,
                                                      2001           2000           2001            2000
                                                  ------------   ------------   ------------   ------------


United States                                     $     30,004   $     40,957   $     63,308   $     79,249
Europe                                                   8,797         11,570         18,542         24,102
Other                                                    1,366          1,771          2,735          3,497
                                                  ------------   ------------   ------------   ------------

   Total revenues                                 $     40,167   $     54,298   $     84,585   $    106,848
                                                  ============   ============   ============   ============


5.   Comprehensive Income (Loss):

Total comprehensive income (loss) is as follows:
(in thousands)


                                                   Three months ended June 30,      Six months ended June 30,
                                                      2001             2000           2001            2000
                                                  ------------    ------------    ------------    ------------

Net income (loss)                                 $       (889)   $         69    $      5,725    $       (359)

Other comprehensive income (expense):

   Currency translation adjustment                      (2,331)           (606)         (3,111)         (1,962)
   Unrealized gain (loss) on investments                    --            (263)             --             144
                                                  ------------    ------------    ------------    ------------

Subtotal - other comprehensive income (expense)         (2,331)           (869)         (3,111)         (1,818)
                                                  ------------    ------------    ------------    ------------

Comprehensive income (loss)                       $     (3,220)   $       (800)   $      2,614    $     (2,177)
                                                  ============    ============    ============    ============



At June 30, 2001 and December 31, 2000, the components of accumulated other comprehensive loss total $5,997,000 and $2,886,000, respectively, and relate to foreign currency translation adjustments. The Company may have a loss in the third quarter of 2001 due to the translation adjustment on foreign assets related to the closure of the Belgium operation.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

6.   Income Taxes

For the three and six months ended June 30, 2001, the Company's effective income tax rate differed from the Federal statutory rate due to non-deductible goodwill amortization and the non-taxable gain on the sale of DETC shares.

For the three months and six months ended June 30, 2000, the Company's effective income tax rate differed from the Federal statutory rate due to non-deductible goodwill amortization, offset by the difference in the Company's expected annual effective income tax rate.

7.   Special Charges

As of December 31, 2000, the Company had accruals for severance and other related employee costs, leased facilities and other termination costs remaining from charges taken in 2000. The current period activity related to the remaining liabilities from these charges is summarized as follows:



(in thousands):
                                                     Accrued at                      Accrued at
                                                 December 31, 2000     Settled       June 30, 2001
                                                ------------------   ------------   ---------------

Severance and other related employee costs      $            2,437   $      1,541   $           896
Leased facilities and other termination costs                3,197          1,996             1,201
                                                ------------------   ------------   ---------------

                                                $            5,634   $      3,537   $         2,097
                                                ==================   ============   ===============

For the three months ended June 30, 2001, the Company was able to favorably settle certain closure costs related to its Belgium facility. As a result, the Company has recognized a restructuring credit of $420,000. This credit has been reported in the accompanying statements of operations as a reduction to general and administration costs.

8.   Sale of Investment in Detection Systems, Inc.

In January 2001, the Company accepted an offer to tender its shares in DETC for $18 a share. Total proceeds from this transaction of $24 million were used to reduce the Company's borrowing level to $25 million at the end of the first quarter 2001. A gain of $7.8 million was also recognized in the first quarter of 2001. This gain was net of selling costs of $0.8 million for employee commissions.

9.   Sale of Industrial Furnace Camera Business

On July 27, 2001, the Company sold the Industrial Furnace Camera business of Diamond Electronics, Inc. to Diamond Power International, Inc. for a total cash consideration of approximately $2.4 million. The assets sold consist primarily of accounts receivable, inventories, fixed assets, patents, trademarks and intangibles.

The Industrial Furnace Camera business, currently located in Carroll, Ohio, is a supplier of specialized camera monitoring equipment used in furnace and related industrial applications.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

10.   Discontinuation of Exxis Sales to Sam's Club

Sam's Club has notified the Company that it will discontinue carrying Ultrak's Exxis security products in its stores once Ultrak's related commitments to its suppliers are satisfied in October of 2001. Sam's Club will replace the three existing SKUs with products from another supplier.

Ultrak estimates that it now derives, on an annualized basis, about $20.0 million of revenue and $3.0 million of pre-tax income from its sales to Sam's Club. If the sales to Sam's Club are not replaced by sales to other retailers, the revenue loss of this customer would have a material adverse effect on the Company's financial results beginning in the fourth quarter of 2001.

The Company is actively pursuing other retail accounts to replace some or all of the Sam's Club revenue. Ultrak believes that other retailers are interested in Exxis's established name-brand, high-quality products and after-market support. In order to protect the Sam's Club business, Ultrak did not sell Exxis products and restricted the sale of its other consumer/do-it-yourself products to other retailers.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three Months ended June 30, 2001 compared to the
                        Three Months ended June 30, 2000

Results of Operations

Net sales were $40.2 million for the three months ended June 30, 2001, a decrease of $14.1 million (26%) over the same period in 2000. The revenue decline was partly due to the sale of the Company's Intervision unit in July 2000, the phasing-out of the French CCTV distribution business and a stronger U.S. dollar. The economic slowdown also contributed to the volume decrease.

Gross profit margin on net sales increased to 33.9% for the three months ended June 30, 2001 from 30.4% during the same period in 2000. This increase in gross profit margin was due to a favorable mix toward the higher-margin European professional security business, which has grown as compared to the same period in 2000.

Marketing and sales expenses were $7.5 million for the three months ended June 30, 2001, a decrease of $1.2 million (14%) over the same period in 2000. This decrease was due to the sale of Intervision in July 2000 and a reduction in the number of sales and sales support personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. Expenses were also lower in the US-PSG and DSG segments. Marketing and sales expenses for the three months ended June 30, 2001 were 19% of net sales, compared to 16% for the same period in 2000.

General and administrative expenses were $4.6 million for the three months ended June 30, 2001, a decrease of $0.8 million (15%) over the same period in 2000. This decrease is due primarily to a reduction in general and administrative personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. A credit of $0.4 million was recognized as the Company was able to favorably settle certain disclosure costs related to the Belgium facility. General and administrative expenses for the three months ended June 30, 2001 were 12% of net sales, compared to 10% for the same period in 2000.

Depreciation and amortization expenses were $1.3 million for the three months ended June 30, 2001, a decrease of $0.3 million over the same period in 2000. This decrease is due to the fixed asset write-offs taken in conjunction with the fourth quarter 2000 restructuring charges.

Other expenses for the three months ended June 30, 2001 were $1.1 million, compared to $0.5 million for the same period in 2000. This increase is attributed to the absence of DETC earnings ($0.3 million) and six months of building-related interest costs previously reported in operating expenses as lease expense ($0.5 million), resulting from the Company's purchase of its corporate headquarters facility in January 2001.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

             For the Six Months ended June 30, 2001 compared to the
                         Six Months ended June 30, 2000

Net sales were $84.6 million for the six months ended June 30, 2001, a decrease of $22.2 million (21%) over the same period in 2000. The revenue decline was due to the sale of the Company's Intervision unit in July 2000, the phasing-out of the French CCTV distribution business and a stronger U.S. dollar. The economic slowdown also contributed to the volume decrease.

Gross profit margins on net sales increased to 31.8% for the six months ended June 30, 2001 from 30.5% during the same period in 2000. This increase in gross profit margin was due to a favorable mix toward the higher-margin European professional security business, which has grown as compared to the same period in 2000.

Marketing and sales expenses were $14.4 million for the six months ended June 30, 2001, a decrease of $3.1 million (18%) over the same period in 2000. This decrease was due to the sale of Intervision in July 2000 and a reduction in the number of sales and sales support personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. Expenses were also lower in the US-PSG and DSG segments. Marketing and sales expenses for the six months ended June 30, 2001 were 17% of net sales, up from 16% for the same period in 2000.

General and administrative expenses were $10.4 million for the six months ended June 30, 2001, a decrease of $0.6 million (6%) over the same period in 2000. This decrease is due primarily to a reduction in general and administrative personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. A credit of $0.4 million was recognized as the Company was able to favorably settle certain disclosure costs related to the Belgium facility. General and administrative expenses for the six months ended June 30, 2001 were 12% of net sales, up from 10% for the same period in 2000.

The Company recognized other income of $6.2 million for the six months ended June 30, 2001, compared with other expenses of $1.4 million during the same period in 2000. The other income resulted from a $7.8 million gain on the sale the Company's shares in DETC. A portion of the proceeds from the sale were used to decrease the borrowings on the Company's credit facility.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net decrease of $0.2 million in cash and cash equivalents for the six months ended June 30, 2001. Net cash provided operating activities for the period was approximately $0.6 million, compared to $3.0 million in 2000. The most significant differences between 2001 and 2000 resulted from payments of restructuring costs, increases in dome inventories in Ohio, as well as reductions in accounts payable and accounts receivable. Net cash provided by investing activities was approximately $22.0 million, consisting of the proceeds from the sale of DETC shares, partially offset by equipment purchases. Net cash used in financing activities was approximately $19.4 million, consisting primarily of net reductions in the Company's line of credit and payments on its mortgage loan.

As of June 30, 2001, the Company had $20.9 million outstanding under its two-year credit facility. During the second quarter of 2001, the Company met all of its covenant requirements. The credit facility was paid down from its December 31, 2000 level with a portion of the proceeds from the sale of DETC shares.

In January 2001, the Company purchased the synthetic lease on its corporate headquarters facility from the lessor with a $11.5 million short-term note. Payments of $4.0 million were made during the first quarter of 2001, reducing the balance of the note to $7.5 million. The Company is currently searching for a new lender to refinance this note.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the its financial position or results of operation.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company expects that adoption of SFAS 142 will increase annual operating income by approximately $1.6 million. The Company will adopt SFAS 142 on January 1, 2002.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2001

   Part II: Other Information

       Item 1.   Legal Proceedings

                 Not Applicable

       Item 2.   Changes in Securities

                 Not Applicable

       Item 3.   Defaults Upon Senior Securities

                 Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on June 1, 2001. During the meeting, the holders of a majority of the Company's outstanding shares elected five directors until the next annual meeting of shareholders, approved the amendments to the Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (the "1988 Plan") that would (a) increase the number of shares available under the 1988 Plan to 2,200,000 and (b) reduce the vesting period for future options granted under the 1988 Plan from five years to three years, and approved and ratified the selection of Grant Thornton LLP as the firm of independent certified public accountants to audit the accounts of the Company for the fiscal year ending December 31, 2001.

       Item 5.   Other Information

                  Not Applicable

       Item 6.   Exhibits and Reports on Form 8-K

                 (a) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         ULTRAK, INC.


   Date: August 1, 2001  By: /s/ Chris Sharng
                            ----------------------------------------------------
                            Chris Sharng
                            Senior Vice President-Finance, Secretary, Treasurer and Chief Financial Officer
                            (Principal Financial and Accounting Officer)