Form 10-Q
period 2001-09-30
ULTRAK INC
filed 2001-11-14
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                               SEPTEMBER 30, 2001

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001: 11,688,888 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX



                                                                                 Page No.
                                                                                 --------

       Consolidated Balance Sheets                                                  3

       Consolidated Statements of Operations                                        5

       Consolidated Statements of Cash Flows                                        7

       Notes to Consolidated Financial Statements                                   8

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                                15



   Part II:  Other Information                                                      20


   Signatures                                                                       21

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                   2001            2000
                                                                               ------------    ------------
                                                                               (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                  $      2,134    $      3,751
    Investment in Detection Systems, Inc.                                                --          13,909
    Trade accounts receivable, less allowance for doubtful accounts of $3,182 and $5,791 at September 30, 2001 and December 31, 2000,
         respectively                                                                30,503          32,232
    Inventories, net                                                                 27,135          26,371
    Advances for inventory purchases                                                    132             521
    Prepaid expenses and other current assets                                         3,960           4,394
    Income tax refundable                                                             1,503             891
    Deferred income taxes                                                             6,337           6,337
                                                                               ------------    ------------

                       Total current assets                                          71,704          88,406

PROPERTY, PLANT AND EQUIPMENT, at cost                                               38,380          26,886
    Less accumulated depreciation and amortization                                  (14,053)        (11,885)
                                                                               ------------    ------------
                                                                                     24,327          15,001

OTHER ASSETS
    Goodwill, net of accumulated amortization of $7,726 and $6,636 at
          September, 2001 and December 31, 2000, respectively                        36,640          39,375
    Other                                                                               572             715
                                                                               ------------    ------------
                                                                                     37,212          40,090
                                                                               ------------    ------------

                       Total assets                                            $    133,243    $    143,497
                                                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2001              2000
                                                                      ------------      ------------
                                                                      (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                          $     15,693      $     13,046
    Accrued expenses                                                         5,489             6,168
    Accrued restructuring costs                                              1,367             5,634
    Other current liabilities                                                1,311             2,529
    Line of credit                                                          17,915            35,419
    Mortgage payable                                                         7,400                --
    Other debt                                                                 975             1,961
                                                                      ------------      ------------

                       Total current liabilities                            50,150            64,757

DEFERRED INCOME TAXES                                                        1,492             1,492

STOCKHOLDERS' EQUITY
   Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
        195,351 shares authorized, issued and outstanding                      977               977
   Common stock, $.01 par value; 20,000,000 shares authorized;
        15,156,538 shares issued                                               152               152
   Additional paid-in-capital                                              157,914           157,914
   Accumulated deficit                                                     (35,011)          (40,226)
   Accumulated other comprehensive loss                                     (3,748)           (2,886)
   Treasury stock, at cost (3,467,650 common shares)                       (38,683)          (38,683)
                                                                      ------------      ------------

                       Total stockholders' equity                           81,601            77,248
                                                                      ------------      ------------

                       Total liabilities and stockholders' equity     $    133,243      $    143,497
                                                                      ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS                    THREE MONTHS
                                                             ENDED                           ENDED
                                                       SEPTEMBER 30, 2001              SEPTEMBER 30, 2000
                                                       ------------------              ------------------
                                                           (unaudited)                     (unaudited)

Net sales                                                 $     40,045                    $     47,610
Cost of sales (exclusive of depreciation
   shown separately below)                                      28,402                          33,775
                                                          ------------                    ------------

        Gross profit                                            11,643                          13,835

Other operating costs:
   Marketing and sales                                           6,432                           8,721
   General and administrative                                    4,753                           5,706
   Depreciation and goodwill amortization                        1,357                           1,687
   Special charges                                                  --                           1,361
                                                          ------------                    ------------
                                                                12,542                          17,475
                                                          ------------                    ------------

        Operating profit (loss)                                   (899)                         (3,640)

Other income (expense):
   Interest expense                                               (716)                         (1,037)
   Interest income                                                   2                               1
   Loss on sale of investments                                      --                             (33)
   Gain on sale of division                                      1,208                              --
   Equity in income of Detection Systems, Inc.                      --                             230
   Other, net                                                      (18)                           (111)
                                                          ------------                    ------------
                                                                   476                            (950)
                                                          ------------                    ------------

        Loss before income taxes                                  (423)                         (4,590)

        Income tax benefit                                          --                             787
                                                          ------------                    ------------

        NET LOSS                                                  (423)                         (3,803)

        Dividend requirements on preferred stock                   (29)                            (29)
                                                          ------------                    ------------

        Net loss allocable to common stockholders         $       (452)                   $     (3,832)
                                                          ============                    ============

        Net loss per share
              Basic and diluted                           $      (0.04)                   $      (0.33)

        Number of common shares used in computations:
              Basic and diluted                                 11,689                          11,709


The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               NINE MONTHS          NINE MONTHS
                                                                  ENDED                ENDED
                                                            SEPTEMBER 30, 2001   SEPTEMBER 30, 2000
                                                            ------------------   ------------------
                                                               (unaudited)           (unaudited)

Net sales                                                      $    124,630         $    154,458
Cost of sales (exclusive of depreciation shown
   separately below)                                                 86,069              109,951
                                                               ------------         ------------

        Gross profit                                                 38,561               44,507

Other operating costs:
   Marketing and sales                                               20,838               24,355
   General and administrative                                        15,119               16,694
   Depreciation and goodwill amortization                             3,952                4,912
   Special charges                                                       --                1,361
                                                               ------------         ------------
                                                                     39,909               47,322
                                                               ------------         ------------

        Operating loss                                               (1,348)              (2,815)

Other income (expense):
   Interest expense                                                  (2,405)              (2,881)
   Interest income                                                       32                   64
   Gain (loss) on sale of investments                                 7,762                 (107)
   Gain on sale of division                                           1,208                   --
   Equity in income of Detection Systems, Inc.                           --                  554
   Other, net                                                            53                  (17)
                                                               ------------         ------------
                                                                      6,650               (2,387)
                                                               ------------         ------------

        Income (loss) before income taxes                             5,302               (5,202)

        Income tax benefit                                               --                1,040
                                                               ------------         ------------

        NET INCOME (LOSS)                                             5,302               (4,162)

        Dividend requirements on preferred stock                        (88)                 (88)
                                                               ------------         ------------

        Net income (loss) allocable to common stockholders     $      5,214         $     (4,250)
                                                               ============         ============

           Net income (loss) per share
              Basic                                            $       0.45         $      (0.36)
                                                               ============         ============
              Diluted                                          $       0.44         $      (0.36)
                                                               ============         ============

        Number of common shares used in computations:
              Basic                                                  11,689               11,677

              Diluted                                                12,133               11,677



The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS              NINE MONTHS
                                                                                 ENDED                    ENDED
                                                                           SEPTEMBER 30, 2001      SEPTEMBER 30, 2000
                                                                           ------------------      ------------------
                                                                               (unaudited)             (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                           $     5,302            $    (4,162)
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Gain on sale of investments                                                 (7,762)                    --
        Gain on sale of division                                                    (1,208)                    --
        Depreciation and amortization                                                3,952                  4,912
        Provision for losses on accounts receivable                                    295                    388
        Deferred income taxes                                                           --                     82
        Non-cash special charges                                                        --                  1,361
        Changes in operating assets and liabilities:
            Accounts receivable                                                      1,563                  4,610
            Inventories                                                             (1,374)                 5,789
            Prepaid expenses and other current assets                                  110                 (1,000)
            Income tax refundable                                                     (612)                    --
            Other assets                                                               142                   (497)
            Accounts payable                                                         2,647                 (3,343)
            Accrued restructuring costs                                             (2,583)                    --
            Accrued and other current liabilities                                   (2,538)                (3,341)
                                                                               -----------            -----------
                 Net cash provided by (used in) operating
                     activities                                                     (2,066)                 4,799
                                                                               -----------            -----------

Cash flows from investing activities:
      Purchases of investments                                                          --                   (594)
      Proceeds from the sale of Detection Systems, Inc.
            shares                                                                  23,211                     --
      Proceeds from the sale of division                                             2,594                     --
      Purchases of property and equipment                                             (755)                (3,573)
      Capitalized software development                                              (1,248)                  (846)
      Other                                                                            (57)                    --
                                                                               -----------            -----------
                 Net cash provided by (used in) investing
                     activities                                                     23,745                 (5,013)
                                                                               -----------            -----------

Cash flows from financing activities:
      Repayments on revolving line of credit                                       (17,504)                  (432)
      Repayments on other debt                                                        (986)                    --
      Repayments on mortgage loan                                                   (4,100)                    --
      Issuance of common stock, net of issuance costs                                   --                  1,472
      Payment of preferred stock dividends                                             (88)                   (88)
                                                                               -----------            -----------
                 Net cash provided by (used in) financing
                     activities                                                    (22,678)                   952
                                                                               -----------            -----------

Effect of exchange rate changes on cash                                               (618)                (3,223)

Net decrease in cash and cash equivalents                                           (1,617)                (2,485)

Cash and cash equivalents at beginning of the period                                 3,751                  4,758
                                                                               -----------            -----------
Cash and cash equivalents at end of the period                                 $     2,134            $     2,273
                                                                               ===========            ===========

Supplemental cash flow information:
      Cash paid during the period for:
          Interest                                                             $     2,305            $     3,640
          Income taxes                                                         $       293            $     1,391

Supplemental schedule of noncash investing and financing:
      Mortgage financing                                                       $    11,500            $        --



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

The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2000 included in the Ultrak Annual Report on Form 10-K.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on its financial position or results of operation.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually and in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company expects that adoption of SFAS 142 will decrease annual operating expenses by approximately $1.6 million. The Company will adopt SFAS 142 on January 1, 2002.

In August 2001, the Financial Accounting Standards Board approved for issuance statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on its financial position or results of operations.

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

                                                      For the Quarter Ended                  For the Quarter Ended
                                                        September 30, 2001                     September 30, 2000
                                               ------------------------------------  ------------------------------------
                                                Net Income                    Per     Net Income                    Per
                                                  (Loss)                     Share      (Loss)                     Share
                                               (in thousands)   Shares       Amount  (in thousands)   Shares       Amount
                                               -------------  ----------     ------  -------------- ----------     ------
Basic earnings per share:
Income (loss) allocable to common
  stockholders                                    $  (452)    11,688,888     $(0.04)    $(3,832)    11,701,262     $(0.33)
                                                                             ======                                ======

Effect of dilutive securities
   Stock options                                       --             --                     --             --
   Convertible preferred stock                         --             --                     --             --
                                                  -------     ----------                -------     ----------

Diluted earnings (loss) per share                 $  (452)    11,688,888     $(0.04)    $(3,832)    11,701,262     $(0.33)
                                                  =======     ==========     ======     =======     ==========     ======



                                                     For the Nine Months Ended           For the Nine Months Ended
                                                        September 30, 2001                  September 30, 2000
                                              ------------------------------------- -------------------------------------
                                                Net Income                   Per      Net Income                    Per
                                                  (Loss)                    Share       (Loss)                     Share
                                              (in thousands)   Shares       Amount  (in thousands)   Shares        Amount
                                              -------------- ----------    -------- -------------- ----------    --------
Basic earnings per share:
Income (loss) allocable to common
  stockholders                                   $  5,214     11,688,888   $   0.45    $(4,250)     11,676,559    $(0.36)
                                                                           ========                               ======
Effect of dilutive securities
   Stock options                                       --         37,121                    --              --
   Convertible preferred stock                         88        406,981                    --              --
                                                 --------     ----------               -------      ----------

Diluted earnings (loss) per share                $  5,302     12,132,990   $   0.44    $(4,250)     11,676,559    $(0.36)
                                                 ========     ==========   ========    =======      ==========    ======

For the three months ended September 30, 2001 and September 30, 2000, 735,277 and 490,924 stock options were outstanding, respectively, but not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three months ended September 30, 2001 and for the three and nine months ended September 30, 2000, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, are excluded from the computation of diluted earnings per share because the effect is antidilutive.

For the nine months ended September 30, 2001 and September 30, 2000, 578,783 and 418,322 stock options were outstanding, respectively, but not included in the computation of diluted earnings per share because the effect would have been antidilutive.

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

3. Note Payable to Bank:

As of September 30, 2001, the Company had $17.5 million outstanding under its two-year credit facility. The credit facility was paid down from its December 31, 2000 level with a portion of the proceeds from the sale of Detection Systems, Inc. ("DETC") shares. As a result of the sale, the capacity of the total credit facility was reduced from $45.0 million to $30.0 million, under which advances are subject to available collateral under the terms of the agreement. Additional information regarding the two-year credit facility is included in the Liquidity and Capital Resources section.

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

       DSG

       This segment sells video and security products to industrial markets and consumers. This segment includes all sales to Sam's Warehouse Clubs, which in the third quarter of 2001 informed Ultrak of its decision to switch the supply to a different vendor.

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

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

4. Segment Disclosure and Foreign Operations, continued

Prior year segment information has been reclassified to reflect changes in the Company's organizational structure in 2001.

The following tables provide financial data by segment for the periods noted (in thousands):


Three months ended September 30, 2001      US-PSG          DSG        Int'l-PSG        Supply       Corporate        Total
                                         ----------     ----------    ----------     ----------     ----------     ----------

Total revenue                            $   16,370     $   12,733    $   11,936     $    6,470     $      925     $   48,434
Intersegment revenue                           (113)            --        (1,147)        (6,634)          (495)        (8,389)
                                         ----------     ----------    ----------     ----------     ----------     ----------
Revenue from external customers          $   16,257     $   12,733    $   10,789     $     (164)    $      430     $   40,045
                                         ==========     ==========    ==========     ==========     ==========     ==========

Operating profit (loss)                       1,532          1,990           318           (254)        (4,485)          (899)

Depreciation and amortization expense           101             38            78             57          1,083          1,357




Three months ended September 30, 2000      US-PSG           DSG       Int'l-PSG        Supply       Corporate        Total
                                         ----------     ----------    ----------     ----------     ----------     ----------
Total revenue                            $   19,671     $   16,910    $   10,753     $   12,930     $     (292)    $   59,972
Intersegment revenue                           (152)            --          (387)       (11,823)            --        (12,362)
                                         ----------     ----------    ----------     ----------     ----------     ----------
Revenue from external customers          $   19,519     $   16,910    $   10,366     $    1,107     $     (292)    $   47,610
                                         ==========     ==========    ==========     ==========     ==========     ==========

Operating profit (loss)                         427          2,201        (1,843)           400         (4,825)        (3,640)
Depreciation and amortization expense           120             79           193             31          1,264          1,687



Nine months ended September 30, 2001       US-PSG           DSG       Int'l-PSG        Supply       Corporate        Total
                                         ----------     ----------    ----------     ----------     ----------     ----------

Total revenue                            $   52,147     $   39,277    $   42,236     $   20,398     $    1,549     $  155,607
Intersegment revenue                           (306)            --       (10,200)       (19,794)          (677)       (30,977)
                                         ----------     ----------    ----------     ----------     ----------     ----------
Revenue from external customers          $   51,841     $   39,277    $   32,036     $      604     $      872     $  124,630
                                         ==========     ==========    ==========     ==========     ==========     ==========

Operating profit (loss)                       6,102          7,172           481           (268)       (14,835)        (1,348)
Depreciation and amortization expense           301            121           245            186          3,099          3,952



Nine months ended September 30, 2000       US-PSG           DSG       Int'l-PSG        Supply       Corporate        Total
                                         ----------     ----------    ----------     ----------     ---------      ----------

Total revenue                            $   62,805     $   52,634    $   55,030     $   24,291     $     385      $  195,145
Intersegment revenue                           (529)            --       (17,117)       (23,041)           --         (40,687)
                                         ----------     ----------    ----------     ----------     ---------      ----------
Revenue from external customers          $   62,276     $   52,634    $   37,913     $    1,250     $     385      $  154,458
                                         ==========     ==========    ==========     ==========     =========      ==========

Operating profit (loss)                       6,653          8,315        (3,080)           532       (15,235)         (2,815)
Depreciation and amortization expense           390            244           615             94         3,569           4,912

                          ULTRAK, INC. AND SUBSIDIARIES

(Unaudited)

4. Segment Disclosure and Foreign Operations, continued

Financial information related to the Company's Corporate segment is as follows:



                                             Three months ended September 30,   Nine months ended September 30,
                                             --------------------------------   -------------------------------
                                                 2001               2000            2001               2000
                                             -------------      -------------    ------------      ------------
Sales and marketing expenses                  $        676      $        513      $      2,090      $      1,642
Engineering and other corporate expenses             1,716             2,215             5,549             6,425
General and administrative expenses                    846               826             4,444             4,274
Depreciation and amortization                        1,083             1,264             3,099             3,569
                                              ------------      ------------      ------------      ------------

   Operating expenses                         $      4,321      $      4,818      $     15,182      $     15,910
                                              ============      ============      ============      ============


5. Comprehensive Income (Loss):


Total comprehensive income (loss) is as follows:
(in thousands)


                                               Three months       Three months       Nine months         Nine months
                                                  ended               ended              ended              ended
                                               September 30,      September 30,      September 30,      September 30,
                                                   2001               2000               2001                2000
                                               ------------       ------------       ------------       ------------
Net income (loss)                              $       (423)      $     (3,803)      $      5,302       $     (4,162)

Other comprehensive income (loss):

   Currency translation adjustment                       82             (2,177)              (862)            (4,139)
   Unrealized gain (loss) on investments                 --               (116)                --                 29
                                               ------------       ------------       ------------       ------------
Subtotal - other comprehensive income loss)              82             (2,293)              (862)            (4,110)
                                               ------------       ------------       ------------       ------------
Comprehensive income (loss)                    $       (341)      $     (6,096)      $      4,440       $     (8,272)
                                               ============       ============       ============       ============


At September 30, 2001 and December 31, 2000, the components of accumulated other comprehensive loss total $3,748,000 and $2,886,000, respectively, and relate to foreign currency translation adjustments.

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

6. Income Taxes

For the three and nine months ended September 30, 2001, the Company's effective income tax rate differed from the Federal statutory rate due to non-deductible goodwill amortization and the non-taxable gain on the sale of DETC shares.

For the three months and nine months ended September 30, 2000, the Company's effective income tax rate differed from the Federal statutory rate due to non-deductible goodwill amortization, offset by the difference in the Company's expected annual effective income tax rate.

7. Special Charges

As of December 31, 2000, the Company had accruals for severance and other related employee costs, leased facilities and other termination costs remaining from charges taken in 2000. The current period activity related to the remaining liabilities from these charges is summarized as follows:

(in thousands):
                                                      Accrued at                                Accrued at
                                                  December 31, 2000          Settled        September 30, 2001
                                                  -----------------       -------------     ------------------

Severance and other related employee costs           $       2,437        $       2,043        $         394
Leased facilities and other termination costs                3,197                2,224                  973
                                                     -------------        -------------        -------------

                                                     $       5,634        $       4,267        $       1,367
                                                     =============        =============        =============

For the nine months ended September 30, 2001, the Company was able to favorably settle certain closure costs related to its Belgium facility. As a result, the Company has recognized a restructuring credit of $420,000. This credit has been reported in the accompanying statements of operations as a reduction to general and administration costs.

The Company expects the remainder of these accruals to be settled in the fourth quarter of 2001.

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

9. Sale of Industrial Furnace Camera Business

In July 2001, the Company sold its Industrial Furnace Camera business of Diamond Electronics, Inc. to Diamond Power International, Inc. for a total cash consideration of $2.6 million. The assets sold consist primarily of accounts receivable, inventories, fixed assets, patents, trademarks and other intangibles. A gain of $1.2 million was recognized in the third quarter of 2001.

The Industrial Furnace Camera business, currently located in Carroll, Ohio, is a supplier of specialized camera monitoring equipment used in furnace and related industrial applications.

                          ULTRAK, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

                                   (Unaudited)

10. Subsequent Events

On October 18, 2001, the Company completed a private placement of 2,337,700 unregistered shares of Ultrak common stock to a group headed by Niklaus F. Zenger for $4.4 million. This investment gives Mr. Zenger's group an approximate 17% interest in Ultrak's outstanding common stock.

On October 23, 2001, George K. Broady, Chairman and CEO of Ultrak, Inc., announced that he had contracted to sell all of his Ultrak preferred stock holdings (195,351 shares of Series A 12% convertible preferred stock) to Niklaus
F. Zenger. These shares have voting rights equal to 3,255,915 common shares. Mr. Broady has also contracted to grant Mr. Zenger a voting proxy on 1,150,000 shares of Ultrak common stock for a period of approximately eight months.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          For the Three Months ended September 30, 2001 compared to the
                     Three Months ended September 30, 2000

Results of Operations

Net sales were $40.0 million for the three months ended September 30, 2001, a decrease of $7.6 million (16%) over the same period in 2000. Revenues were adversely affected by the economic slowdown earlier in the third quarter of 2001, but sales volumes began to increase towards the end of the quarter, especially after the events of September 11, 2001. The decline in revenue is also due to the phasing-out of the French CCTV distribution business and the sale of the Industrial Furnace Camera division.

Marketing and sales expenses were $6.4 million for the three months ended September 30, 2001, a decrease of $2.3 million (26%) over the same period in 2000. This decrease was due to a reduction in the number of sales and sales support personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. Expenses were also lower in the US-PSG and DSG segments. Marketing and sales expenses for the three months ended September 30, 2001 were 16% of net sales, compared to 18% for the same period in 2000.

General and administrative expenses were $4.8 million for the three months ended September 30, 2001, a decrease of $1.1 million (17%) over the same period in 2000. This decrease is due primarily to a reduction in general and administrative personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. General and administrative expenses for the three months ended September 30, 2001 were 12% of net sales, unchanged from the same period in 2000.

Special charges of $1.4 million were recorded in the third quarter of 2000. These charges were incurred for severance obligations related to the separation of three former executives, severance obligations related to the outsourcing of manufacturing operations in California and Australia, and the proxy contest with Detection Systems, Inc., a company of which Ultrak, Inc. was a 21% stockholder.

Depreciation and amortization expenses were $1.4 million for the three months ended September 30, 2001, a decrease of $0.3 million over the same period in 2000. This decrease is due to the fixed asset write-offs taken in conjunction with the fourth quarter 2000 restructuring charges.

Other income for the three months ended September 30, 2001 was $0.5 million, compared to $1.0 million of other expenses for the same period in 2000. This change resulted from a decrease of $0.3 million of interest expense during the third quarter of 2001, compared to the third quarter of 2000, resulting from a reduction in the Company's overall line of credit. The change can also be attributed to a $1.2 million gain on the sale of the Industrial Furnace Camera division in the third quarter of 2001.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

          For the Nine Months ended September 30, 2001 compared to the
                      Nine Months ended September 30, 2000

Net sales were $124.6 million for the nine months ended September 30, 2001, a decrease of $29.9 million (19%) over the same period in 2000. The revenue decline was due to the sale of the Company's Intervision unit in July 2000, the phasing-out of the French CCTV distribution business and the general downturn in U.S. capital spending in the current year.

Gross profit margins on net sales increased to 30.9% for the nine months ended September 30, 2001 from 28.8% during the same period in 2000. This increase in gross profit margin was due to a favorable mix toward the higher-margin European professional security business.

Marketing and sales expenses were $20.8 million for the nine months ended September 30, 2001, a decrease of $3.5 million (14%) over the same period in 2000. This decrease was due to the sale of Intervision in July 2000 and a reduction in the number of sales and sales support personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. Expenses were also lower in the US-PSG and DSG segments. Marketing and sales expenses for the nine months ended September 30, 2001 were 17% of net sales, up from 16% for the same period in 2000.

General and administrative expenses were $15.1 million for the nine months ended September 30, 2001, a decrease of $1.6 million (9%) over the same period in 2000. This decrease is due primarily to a reduction in general and administrative personnel in France and Belgium as a result of terminations in the fourth quarter of 2000. A credit of $0.4 million was recognized in the second quarter of 2001 as the Company was able to favorably settle certain closure costs related to the Belgium facility. General and administrative expenses for the nine months ended September 30, 2001 were 12% of net sales, up from 11% for the same period in 2000.

Special charges of $1.4 million were recorded in the third quarter of 2000. These charges were incurred for severance obligations of the company related to the separation of three former executives, severance obligations related to the outsourcing of manufacturing operations in California and Australia, and the proxy contest with Detection Systems, Inc., a company of which Ultrak, Inc. was a 21% stockholder.

Depreciation and amortization expenses were $4.0 million for the nine months ended September 30, 2001, a decrease of $0.9 million over the same period in 2000. This decrease is due to the fixed asset write-offs taken in conjunction with the fourth quarter 2000 restructuring charges.

Other income for the nine months ended September 30, 2001 was $6.7 million, compared to $2.4 million of other expenses for the same period in 2000. This change resulted from a decrease of $0.5 million of interest expense during 2001, compared to 2000, resulting from a reduction in the Company's overall line of credit. The change can also be attributed to a $1.2 million gain on the sale of the Industrial Furnace Camera division in the third quarter of 2001 and a $7.8 million gain on the sale of the Company's shares in DETC. These changes are offset by $0.6 million equity in income of DETC recognized in 2000.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company had a net decrease of $1.6 million in cash and cash equivalents for the nine months ended September 30, 2001. Net cash used in operating activities for the period was approximately $2.0 million, compared to $3.0 million provided by operating activities in 2000. The most significant differences between 2001 and 2000 resulted from a reduction in net income of $3.3 million, excluding the gains from the sale of the Company's investment in DETC, the sale of the Industrial Furnace Camera division and $2.6 million of payments for restructuring costs. There were also increases in dome inventories in Ohio, offset primarily by an increase in accounts payable. Net cash provided by investing activities was approximately $23.7 million, consisting of $23.2 million in proceeds from the sale DETC shares, $2.6 million in proceeds from the sale of the Industrial Furnace Camera division. These gains were offset by $2.0 million equipment purchases and software development costs. Net cash used in financing activities was approximately $22.7 million, consisting primarily of $17.5 million in net reductions in the Company's line of credit and $4.1 million in payments on its mortgage loan.

The Company has a senior credit facility (the "Senior Credit Facility") with certain lenders and a real estate financing arrangement (the "Headquarters Finance Facility") secured by the Company's Lewisville, Texas headquarters with a separate group of lenders. The collateral securing the Senior Credit Facility consists of substantially all of the Company's assets. A default under the Headquarters Finance Facility constitutes a default under the Senior Credit Facility.

As of September 30, 2001, the Company had $17.5 million outstanding under the Senior Credit Facility. The Senior Credit Facility was paid down from its December 31, 2000 level with a portion of the proceeds from the sale of the DETC shares.

As of September 30, 2001, the Company was in violation of covenants under the Headquarters Finance Facility. As of November 14, 2001 the lenders have agreed on forbearance for all covenant violations.

As of September 30, 2001, the Company is in a non-monetary, technical violation of a debt service coverage covenant under the Senior Credit Facility. Therefore, the Company was in default under the Senior Credit Facility and the lenders had the right to accelerate the outstanding indebtedness and enforce their rights with respect to the collateral securing such indebtedness. Such indebtedness has not been accelerated. The Company is currently in negotiations with the lenders under the Senior Credit Facility to waive the default or agree to forbear from taking action on the default.

The Company is currently in discussions with other possible lenders with respect to a refinancing of both the Senior Credit Facility and the Headquarters Finance Facility. There can, however, be no assurance that the Company will be successful in timely obtaining and closing a satisfactory refinancing.

In October 2001, the Company has received $4.4 million in additional equity investment for the private placement of 2,337,700 unregistered shares of Ultrak common stock. These proceeds will be used to purchase new inventory, offset the cash impact of the closure activities in France and Belgium, and invest in technology that will support new product lines.

In January 2001, the Company purchased the synthetic lease on its corporate headquarters facility from the lessor with a $11.5 million short-term note. Payments of $4.1 million were made during 2001, $4.0 million in the first quarter and $0.1 million in the third quarter. These payments have reduced the balance of the note to $7.4 million.

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

Change in the Board of Directors

On October 3, 2001, the Company's Board of Directors acknowledged the resignations of Charles C. Neal, Robert F. Sexton and Malcolm J. Gudis from the Board of Directors. The Board of Directors elected Bryan C.W. Tate, Ronald F. Harnisch and Peter D. Beare, President and COO of Ultrak, to the Board. On October 22, 2001, Alastair J.A.B. Gunning was elected to the Board, bringing the total number of directors to six.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED

Quantitative and Qualitative Disclosures about Market Risk

There has been no material change in the Company's market risk exposure since the filing of the 2000 Annual Report on Form 10-K.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminated the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on its financial position or results of operation.

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for the fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company expects that adoption of SFAS 142 will decrease annual operating expenses by approximately $1.6 million. The Company will adopt SFAS 142 on January 1, 2002.

In August 2001, the Financial Accounting Standards Board approved for issuance statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. This standard establishes a single framework, based on Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, for long-lived assets to be disposed of by sale and resolves certain implementation issues related to SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect SFAS 144 to have a material effect on its financial position or results of operations.

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2001

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

                 Not Applicable

       Item 5.   Other Information

                 Not Applicable

       Item 6.   Exhibits and Reports on Form 8-K

                 (a) Seventh Amendment and Waiver to the First Amended and Restated Credit Agreement between Ultrak Operating, LP; Ultrak, Inc.; American National Bank and Trust company of Chicago and Harris Trust and Savings Bank dated May 15, 2001.

                 (b) Eighth Amendment to Operative Agreements between Ultrak Operating LP; Ultrak, Inc.; First Security Bank, National Association; Wells Fargo Bank Texas, National Association and Bank One, N.A. dated May 30, 2001.

                 (c) Waiver -- Minimum Excess Availability of the First Amended and Restated Credit Agreement between Ultrak Operating, LP; Ultrak, Inc.; American National Bank and Trust company of Chicago and Harris Trust and Savings Bank, dated July 20, 2001.

                 (d) Ninth Amendment to Operative Agreements between Ultrak Operating, LP; Ultrak, Inc.; First Security Bank; National Association, Wells Fargo Bank Texas, National Association and Bank One, NA dated September 27, 2001.

                 (e) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ULTRAK, INC.


Date: November 14, 2001         By: /s/ Chris Sharng
                                    --------------------------------------------
                                    Chris Sharng
                                    Senior Vice President-Finance, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

(a) Seventh Amendment and Waiver to the First Amended and Restated Credit Agreement between Ultrak Operating, LP; Ultrak, Inc.; American National Bank and Trust company of Chicago and Harris Trust and Savings Bank dated May 15, 2001.

(b) Eighth Amendment to Operative Agreements between Ultrak Operating LP; Ultrak, Inc.; First Security Bank, National Association; Wells Fargo Bank Texas, National Association and Bank One, N.A. dated May 30, 2001.

(c) Waiver -- Minimum Excess Availability of the First Amended and Restated Credit Agreement between Ultrak Operating, LP; Ultrak, Inc.; American National Bank and Trust company of Chicago and Harris Trust and Savings Bank, dated July 20, 2001.

(d) Ninth Amendment to Operative Agreements between Ultrak Operating, LP; Ultrak, Inc.; First Security Bank; National Association, Wells Fargo Bank Texas, National Association and Bank One, NA dated September 27, 2001.

(e) No reports on Form 8-K were filed during the quarter ended September 30, 2001.