Form 10-K
period 2001-12-31
ULTRAK INC
filed 2002-04-15
CIK 318259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                          COMMON STOCK, $.01 PAR VALUE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2002 was $10,702,912. As of that date 1,132 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2002 was $10,536,026 As of that date 1,132 shares of the Registrant's Common Stock were outstanding.

                                     PART I


ITEM 1.   BUSINESS
          --------

GENERAL

    Ultrak, Inc. (the "Company" or "Ultrak") is one of the leading global electronic security companies in the world. Ultrak designs, manufactures, markets, sells and services innovative electronic products and systems for security and surveillance, industrial video and professional audio markets worldwide. These products and systems include high-speed domes, monitors, switchers, quad processors, video management systems, digital and analog recorders, multiplexers, video transmission systems, access control systems, cameras, lenses, observation systems, audio equipment and accessories. Brand names include Ultrak, MaxPro, Exxis, Smart Choice and Phoenix. Customers, defined as end users of Ultrak products and services, range from single location, sole proprietor businesses to universities and government facilities. Sales to the professional security markets are made through the Company's channel partners.

    Ultrak operates sales, distribution and manufacturing locations worldwide. The Company has sales offices in six U.S. cities as well as offices in Great Britain, Germany, Italy, Poland, Switzerland, Singapore, Australia and South Africa. Ultrak also has active representation through Company sales representatives and systems integrators in China, Canada, Mexico and Brazil. Customers are supported by nine distribution centers worldwide located in Texas, Ohio, Great Britain, Germany, Italy, Poland, Switzerland, Australia and South Africa and manufacturing facilities located in Texas, Ohio and South Africa.

    The Company was incorporated in Colorado in 1980 and re-incorporated in Delaware in December 1995. In 1997, the Company built a 170,000-square foot warehouse and headquarters facility (the "Headquarters Facility") known as the Ultrak Worldwide Support Center located in the north Dallas suburb of Lewisville, Texas.

FOURTH QUARTER 2000 CHARGE

    Beginning in August 2000, the Company assembled a new management team. The management team included a new President, Chief Financial Officer, Senior Vice Presidents of U.S. Sales, Engineering and International Markets and Vice Presidents of Worldwide Marketing and General Counsel. The team promptly implemented several strategic initiatives as part of a Company-wide restructuring program:

    o to reduce personnel costs
    o evaluate sales and engineering resources
    o emphasize Ultrak-branded product lines
    o decentralize European warehousing
    o improve inventory management
    o develop consistent global marketing strategies
    o streamline product development process.

    These strategic initiatives resulted in tremendous changes to the Company and necessitated a significant charge of $42.3 million (the "2000 Special Charge") in the fourth quarter of 2000. The 2000 Special Charge consisted of severance for terminated employees in the United States and Europe, inventory write-offs for non-Ultrak products and returned goods deemed uneconomical to repair, lease terminations and relocation in Europe, as well as write-downs of intangible assets, internal use software, software development costs and other assets.

IMPROVEMENTS IN 2001

    As a result of the management changes and the new strategic initiatives, the Company improved margins, reduced operating losses, disposed of non-core business units, raised additional equity capital and reduced debt levels.

    Excluding the effect of the 2000 Special Charge, gross profit improved a total of 1.4%. The margin increase is due to a more efficient slow-moving inventory disposition program as well as a more stabilized and streamlined product development process.

    In addition to the margin improvements, operating expenses were $11.4 million less in 2001, excluding the effect of the 2000 Special Charge, which in 2001 included $1.6 million in credits, and the $4.5 million loss recorded on the sale of the Headquarters Facility in 2001.

    Operating losses in 2001 were reduced by $3.5 million from the prior year, excluding the effect of the 2000 Special Charge and the loss recorded on the sale of the Headquarters Facility in 2001, despite a decrease in revenue of almost $40 million. The Company's European operations showed substantial operating improvements in 2001.

    The Belgium facility that previously housed a centralized European warehouse management and logistics support group was sold in December 2001. All of the inventory at that location was either scrapped or transferred to other European subsidiaries by the end of the second quarter of 2001. French operations were discontinued in 2001 with the sale of the French closed circuit television ("CCTV") inventory and the audio inventory. The sale of that inventory, in addition to the transfer of the French personnel to the acquiring company, allowed the Company to avoid $0.5 million in severance costs. Management expects the sale of the Belgium and French businesses to yield an annual cost savings of $1.5 million.

    In order to streamline manufacturing operations, the Company closed its manufacturing facility in Australia, but maintains a sales office and service center in that location. Management expects this closure to generate an annual cost savings of $1.0 million.

    Part of the new strategy created by management was to dispose of non-core business units. Consequently, the Company sold its Industrial Furnace Camera business in July 2001 for $2.6 million. Also, in a sale-and-leaseback transaction, the Headquarters Facility was sold at the end of 2001 for $6.6 million. This lowered the annual financing cost by one-third to $60,000 per month. The Company retains an option to buy back the Headquarters Facility at the end of 24 months for $6.9 million. The mortgage on the building was paid off. The purchase of the Headquarters Facility required that George K. Broady, the Company's Chairman and CEO, execute a personal guarantee in connection with the sale-and-leaseback of the Headquarters Facility. As consideration for this guarantee, the Company's Board of Directors authorized the issuance of common stock purchase warrants to Mr. Broady. See Note D to the Company's Consolidated Financial Statements for additional information on this transaction.

    In October 2001, the Company received $4.1 million in equity from the private placement of 2.3 million shares of unregistered common stock.

    The Company reduced its line of credit by $20.4 million in 2001. This was due in part to the $24.0 million of proceeds from the sale of its investment in Detection Systems, Inc. in January 2001.

STRATEGIES

    The basic strategies that the current management team put in place remain unchanged. The priorities are in margin improvement, marketing, distribution channels and international opportunities.

    o Improving gross profit margin

    The strategies are focused on improving profit margins. New product launches are oriented toward the higher-margin digital video products, the first comprehensive digital line-up in the industry. Products are engineered to be simpler and more modularized, which should improve manufacturing and distribution efficiency. Aggressive cost cutting measures are being pursued for both in-house and contract manufacturers. Products mixes are shifted toward higher-margin cameras and video switches.

    o Enhancing marketing and product management

    While overall spending has been reduced, the Company is investing more in marketing and product management. Emphasis is being made to enhance the market awareness of Ultrak's superior products and services. A more disciplined approach to product management has been instituted to strategically develop the Company's product lines. Profit and loss is now being tracked for each product line to measure profitability and to identify the impact of new marketing initiatives.

    o Expanding distribution channels

    Ultrak views the end users of its security solutions as its ultimate customers and delivers these solutions through its channel partners, primarily dealers and installers. Management began inviting groups of dealers and installers to the Company's Headquarters Facility for two days of training and product demonstration ("Dealers' Days") several times throughout the second half of 2001. Dealers' Days generated significant enthusiasm among the Company's channel partners and increased their knowledge of the breadth of Ultrak offerings. Management sees the building of this awareness, substantiated by the successive introductions of new products, as a long-term process to expanding the Company's distribution channels and increasing its revenue opportunities.

    o Increasing international opportunities

    Management believes that increased focus on international distribution is an effective use of the Company's resources. Ultrak's international businesses showed significant operating improvements. Management sees more opportunity in distribution outside the US. Significant revenue growth in 2001 was accomplished in Italy, Poland and South Africa. See Note K to the Company's Consolidated Financial Statements for additional information on sales by country.

ACQUISITIONS

    The Company did not consummate any acquisitions in 2001 or 2000. As part of the new strategic initiatives, the priority is to further integrate existing engineering and product development capabilities, acquired through multiple transactions prior to 2000, rather than acquiring additional companies. Ultrak will still consider acquisitions when appropriate opportunities are presented.

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

DIVESTITURES

    On December 31, 2001, the Company`s French subsidiary sold its CCTV inventory and other intangibles to Bisset Technology Systems ("BTS") for a nominal amount. BTS assumed the transfer of the Company's French CCTV employees. No gain or loss was recorded on this sale.

    On October 15, 2001, the Company's French subsidiary sold its audio inventory and other intangibles to Audio Club for $312,000. A loss of $175,000 was recognized on this transaction in 2001.

    On July 27, 2001, the Company sold the industrial furnace camera business to Diamond Power International, Inc. for total cash consideration of $2.6 million. The assets sold consisted primarily of accounts receivable, inventories, fixed assets, patents, trademarks and other intangibles. A gain of $1.3 million was recognized in 2001 on the transaction.

    On September 13, 2000, the Company sold certain inventory and assets of Monitor Dynamics, Inc. to Ameritron, Inc. for two short-term notes totaling $925,000. These notes were paid in full by October 2001. Ameritron also entered into an agreement to sublease a portion of Ultrak's Rancho Cucamonga facility. No gain or loss was recorded on this sale.

    On July 1, 2000, the Company sold substantially all of its UK-based business, Intervision Express Ltd. ("Intervision"), to Norbain SD, Ltd. ("Norbain"), a UK-based distributor of CCTV and access control equipment. The Company received approximately $2.1 million in cash for inventory and certain other assets including use of the Intervision trade name. Ultrak retained accounts receivable and the right to sell Ultrak branded products directly to systems integrators and installers in Intervision's previous market of the UK and Ireland. A loss of approximately $840,000 was recognized on the sale.

    Ultrak granted Norbain distribution exclusivity for Ultrak's Diamond series dome product line and its CCTV products in the UK and Ireland. To maintain its exclusivity, Norbain entered into a distribution and OEM purchase agreement whereby it must buy at least $6.0 million of Ultrak-branded CCTV products and dome systems during the term of the agreement ending on December 31, 2002. As of December 31, 2001, Norbain has purchased $3.2 million pursuant to the terms of the agreement.

PRODUCTS AND SERVICES

    It is the Company's objective to set new standards in quality, performance and value by providing single-source security solutions to its customers in the form of integrated systems. An integrated system includes more than one of the following components controlled from a single device or console: CCTV, networked video, access control, video management and alarm management. Ultrak differentiates itself from the competition through its integration support services provided by its Integrated Systems Group ("ISG") which provides application engineering, design, installation, implementation, training and technical support through its dealer base. The advantages of an integrated system to the end user are numerous. It improves ease of operation, security, health/safety and loss prevention, and also reduces maintenance and training costs. Ultrak's management believes that integrated systems provide customers maximum functionality at competitive prices. Ultrak's integrated systems are found in manufacturing facilities, airports, office complexes, government agencies, hospitals, casinos, retail stores and other organizations.

    Ultrak sells the following standard products and services to complete its integrated systems offering:

    o Full line of black-and-white and color cameras
    o Nitrogen-pressurized cameras and domes for applications where a dirt-free environment is critical
    o Complete range of lenses
    o High speed, remote-controlled domes and housings, including the new Z-series, a low cost dome family targeted for cost-conscious applications
    o Video transmission equipment
    o Digital processors (quads and multiplexers), switchers and video management systems, including patented video management technology
    o Time-lapse and digital video recorders
    o Black and white and color monitors
    o Ruggedized cameras, monitors and recorders for mobile video applications
    o Observations systems (monitor, quad process, camera and related accessories packaged in one box) and accessories
    o Access control systems from single door to multi-station applications over LAN/WAN
    o Public address and professional audio equipment
    o Alarm management software for central monitoring and proprietary monitoring stations
    o ISG services

    Ultrak relies on OEM relationships to satisfy the majority of its standard products such as cameras, monitors, VCRs and accessories. Most of these products are engineered to Ultrak specifications and undergo thorough technical evaluation prior to release. Dome products are engineered and assembled by Ultrak at its Carroll (Columbus) Ohio facility (the "Ohio Facility"). In 2002, Ultrak is releasing its new line of low-cost domes, the Z- series, which is targeted to retail applications.

    Ultrak engineers a complete range of access control software from its facility in Rancho Cucamonga, California (the "California Facility") and the Headquarters Facility. Ultrak offers solutions covering a single door through high-security, multiple location networked environments. The Company outsources hardware manufacturing for access control products. In 2002, the Company will introduce its next generation of PointGuard that provides multi-workstation capabilities. The Company will also move forward with its well-known SAFEnet(TM) application offering additional features, new hardware with flash download and the new PB2000 processor board.

    Video management, marketed under the Maxpro(TM) brand name, is being repositioned to focus on its Mini-Max line of products, aimed at small to mid-sized applications. Ultrak will continue with new releases of Phoenix(TM), its central station and proprietary alarm management solution engineered at its Austin, Texas facility (the "Austin Facility) focusing on video, accounting and service package integration.

    Through its ISG group, Ultrak also sells system design, integration and support services through its dealers on an as needed basis. Ultrak anticipates that these integration and support services will be a growing revenue source for the Company based on the complexity and changing nature of the Company's products.

MARKETING AND SALES

    Ultrak sells through highly focused selling groups organized around its target markets. These groups include the Professional Security Group ("PSG"), both U.S. and international and the Diversified Sales Group ("DSG"). Ultrak's customer-focused structure allows for individual attention to each target market, quick response to customer needs and early identification of market requirements. The Company reaches each target market through regional sales professionals supported by inside sales executives, product catalogs, direct mail, magazine advertising and industry trade shows.

     PROFESSIONAL SECURITY GROUP

    PSG is responsible for sales in the commercial channel. Ultrak provides one point of sales contact to the customer, utilizing regional sales executives who support sales across all product segments including CCTV, access control, video management and alarm management. Customers include banks, schools, casinos, large retail chains and government facilities. These customers include such prominent names as Wal-Mart, American Express, Cartier, John Deere, Caterpillar and MBNA. Regional sales executives receive support from product and market specialists, ISG and inside sales support. ISG also works directly with the dealer/integrator and/or the end user to define requirements, engineer the solution and provide project management of installation and implementation when required.

    Ultrak has strong relationships with local, regional and national dealer/integrators such as Diebold, and with regional and national distributors, including ADI. In order to increase revenue, the sales effort is spread between end user, dealers/systems integrators, national accounts and distribution. Ultrak believes its role is to establish and solidify its relationship with its channel partners, direct business opportunities to them and provide additional competitive resources to its distributors enabling them to capture more business. Team Ultrak and Ultrak Select, Ultrak's key dealer and distributor programs, are used to reward loyal channel partners with special sales and marketing incentives.

Ultrak began actively pursuing the international market in 1995. Ultrak sells its products and systems in a number of countries including Mexico, Brazil, Great Britain, France, Germany, Denmark, India, China, South Korea, Japan, the Philippines and Australia. Since the second quarter of 1996, the Company acquired MAXPRO (Australia), Bisset (France, now divested), VideV (Germany), Intervision (the United Kingdom, now divested), the Videosys Group (Italy), Philtech (South Africa), MCS (Switzerland), Mach (Poland) and established a distribution company in Singapore, which has substantially expanded the Company's presence internationally. See Note K to the Company's Consolidated Financial Statements with respect to business segments.

    The majority of products are marketed under the Ultrak brand name. PSG competitors include Pelco, Tyco (including Sensormatic), Philips, Lenel, GE/Interlogix and others. There are a number of smaller competitors in the digital video recording market.

    DIVERSIFIED SALES GROUP

    CONSUMER/DO-IT-YOURSELF:
    Small businesses and homeowners are installing video observation systems to replace or supplement conventional alarm systems as the cost of CCTV products decline. The consumer/do-it-yourself security and surveillance market consists of end users who purchase security and surveillance systems and install the systems themselves in their small businesses or homes. Video products sold into this market are characterized by affordability, aesthetic designs, ease of installation/maintenance and mobility. The typical product for this market is a wired or wireless observation system, and consists of a camera, a monitor, a switcher or quad processor and, optionally, a video recorder. These products are available in either black and white or color models. Ultrak markets these products under the Exxis (TM), Focus (TM) and Smart Choice (R)brand names.

    Consumer/do-it-yourself CCTV products are sold through Ultrak's call center, mass merchandisers, warehouse clubs, electronic retail stores and office product superstores, as well as through retail catalogs. Ultrak's call center also offers after-market sales and technical support through telephonic interface with consumers as well as its e-commerce website, SecurityandMore.com. Competitors in this segment include Lorex, which sells under the Sylvania and Lorex brand names, Mansoor Electronics, sold under the Home Sentinel brand and numerous direct importers.

    INDUSTRIAL:
    This business is divided into Industrial Vision Source ("IVS") and Traffic. IVS is a distributor of video products used in various production and manufacturing processes. Manufacturers include Sony, Panasonic, Hitachi, and JVC. The Company sells to this market through systems integrators who assemble and sell equipment that incorporates video cameras. Typical applications include machine vision, computer imaging, robotics, microscopy and high-speed inspection. The use of industrial video offers more precise assessment than human visual inspection and can measure image parameters that are imperceptible to the human eye. These systems are also used to remotely monitor automated assembly lines to ensure that each process on the assembly line is accurately and completely performed. Additional industrial applications are emerging as new equipment is developed and as production automation levels increase.

    The industrial vision market is heavily dependent on sales to customers in the semiconductor industry. There are numerous competitors in this segment including name brand manufacturers selling direct, importers and other distributors. The Company uses a combination of its own inside sales force and outside representatives to sell these products to dealers and OEM accounts. While most of the sales are made over the telephone, Ultrak representatives also attend industry trade shows to meet with key customers and vendors. Advertising and leads provided by the manufacturers supplement the Company's sales efforts in this area.

    Ultrak's Traffic division consists primarily of rugged dome products and switching equipment, engineered by Ultrak. Sales are made through a dealers and systems integrators. These products are specific to the traffic-surveillance market.

BRANDING

    Ultrak uses various brand names to minimize market channel conflicts and to differentiate products by features, applications and price. The Company's proprietary brand names, many of which are registered trademarks, include Ultrak
(R), Maxpro(TM), Videosys(R), SAFEnet(TM), Pointguard, Exxis(TM), Focus(TM), Smart Choice(R), Phoenix(TM), Industrial Vision Source(TM), Securityandmore.com(TM) and ESS(TM). The vast majority of the products sold by the Company carry Ultrak brand names. The Company also sells brands such as Panasonic, Mitsubishi, and Sony to complete the product line.

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

    Because of the complex and highly specialized requirements of Ultrak products and systems, Ultrak's engineers are experienced in a wide range of disciplines including charged-coupled device ("CCD") technology, analog and digital signal processing, CCTV management and switching technology, computer based access control technology, facility management technology and high speed dome technology. In addition, the Company's international contract manufacturers employ a number of engineers who are primarily dedicated to research and development efforts of products sold by Ultrak.

    In 1999, the Company introduced its computer-based SAFEnet NT system, the Windows-NT((R)) version of Ultrak's flagship line of integrated access control and security systems. SAFEnet NT provides a stable, flexible platform for the integration of new functions and technologies. At the end of 2000, Ultrak reintroduced an improved version of PointGuard, its solution to the low to mid-range access control market, and introduced Eurocorder II, its digital video recorder.

    In the first quarter of 2002, Ultrak released upgrades of SAFEnet NT, including new hardware, and PointGuard for multi-workstations, expanding its range of access control solutions for low to high-end applications. Ultrak will also introduce an expanded line of Z-series domes to cover the entry-level dome market and ruggedized cameras for applications subject to tampering and vandalism. Ultrak will continue its focus on digital recording options using a combination of Ultrak manufactured products and OEM products. Ultrak believes that the market for digital recording is highly fragmented and will require a variety of solutions to meet diverse customer demands and requirements.

SUPPLIER RELATIONSHIPS

    Contract manufacturers produce the majority of Ultrak-branded products. In most of its vendor relationships, the Company believes the relationship is as important to the supplier as it is to the Company. Thus, the Company believes there is a strong, mutually advantageous basis for the trading relationship to continue and grow. See Note G to the Company's Consolidated Financial Statements with regard to Major Customers and Suppliers.

    Because of foreign production lead times, the Company normally makes purchase commitments to its foreign suppliers three to six months in advance of shipment. Given order lead times, accurate inventory forecasting is critical. Ultrak's objective in 2002 is to continue reducing the working capital utilized in its inventories, making it necessary to work closer with its suppliers to reduce lead times.

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

    Substantially all of the Company's purchases from its non-affiliated contract manufacturers are made in United States Dollars or Euro; most of the remaining purchases are made in Japanese Yen, Australian Dollars, South African Rands and British Pounds. In 2001, the Company was adversely impacted by the strengthening of the U.S. dollar, as its international subsidiaries import products quoted in U.S. dollars or U.S. dollar-linked currencies.

OPERATIONS

    A critical element of the Company's operations is its management information systems. In early 1997, the Company selected SAP, a leading enterprise software system, for its domestic information needs. As of February 1998, the Company had successfully completed the SAP conversion process at the Headquarters Facility. As of July 2000, the Company successfully completed the SAP conversion process at its Ohio Facility and at its Austin Facility, effectively linking all North American sales and manufacturing operations. As previously anticipated, SAP united Ultrak and all of its domestic subsidiaries with a common inventory, sales, accounting/financial and database management system. Through laptop computers, the Ultrak domestic sales team can easily communicate with the host system from any remote location. The Company selected "Exact", a multi-lingual, multi-currency and Euro-compliant software for its European information needs. Most of the Company's European operations are now operational on the "Exact" software and linked together with a common inventory, sales, accounting and financial system.

    Ultrak's Worldwide Support Center is ISO 9002-1994 registered and transition to the ISO 9000:2000 will be completed by September 2003. All other Ultrak facilities are currently working to obtain ISO 9000:2000 registration.

    As part of a continuing effort to improve quality, the Company has an internal audit program. Internal auditors are trained to monitor and evaluate the quality of Ultrak's products to ensure their reliability. These products must meet specific requirements and are inspected at least once before they are released to the customer. The auditors report and correct both nonconformance and potential nonconformance by using failure rate data analysis to identify trends. Analysis of these trends helps detect and prevent nonconforming product. Additionally, product line audit data is analyzed to evaluate the quality of the production process.


    Ultrak believes that one of the keys to its success is its commitment to be responsive and provide excellent service to its customers. Domestic orders are entered into the Company's Lewisville, Texas-based SAP computer system by in-house sales personnel. After the computer system performs an automated check of the customer's account and credit limit, the order is released for shipment. Ultrak ships most items within 24 hours of receipt of the order. The Company's domestic stocking warehouse locations are the Headquarters Facility and the Ohio Facility. Approximately 90% of all domestic shipments are made from the Headquarters Facility.

    On-time delivery, order accuracy and superior customer service are the key goals for Ultrak's operations. To further its customer service abilities, the Company is currently evaluating new manifest software to provide instant e-mail notification of tracking details for customer shipments. There is also an increased focus on operational performance by reducing slow-moving inventory and improving inventory turnover. This will reduce future carrying costs and improve operating efficiency.

    In August 2001, Ultrak implemented salesforce.com, an on-line customer relationship management (CRM) tool, within the sales, marketing and technical support organizations. Ultrak uses salesforce.com for sales force automation, customer service and support and marketing automation. With salesforce.com, the Company is able to gather customer information in a central data repository for use in providing accurate sales forecasts, determining vertical market segment strengths, collecting data on product issues for future development and assigning return on investment for specific marketing activities. It also ensures customer transactions are documented, eliminating the concern associated with losing knowledge when a specific employee is not available to assist a customer.

    Professional in-house repair is also provided through the Headquarters Facility. A key focus for the service center is to provide reliable and economic repair in a professional and timely manner. The service center offers standardized pricing for non-warranty repairs and offers 24-hour to 72-hour repair service to its customers. The Company has also authorized two service centers in Mexico to perform these repairs. Management is evaluating additional locations in Canada and South America.

TRAINING

The Company considers continuous training of its customers to be critical in an increasingly competitive market. In 2001, the Company's training capabilities were expanded to include formal training certification on the MAX 1000 CCTV switch product in the Las Vegas office. Multiple training sessions on Ultrak's products and systems are held throughout the year with salespeople, customers and field installation technicians attending to learn more about our technology and products. In 2002, training will be expanded to include on-site training for end users and systems integrators, and long distance learning computer-based training programs. Dealers and systems integrators will be required to complete and maintain certification for key Ultrak products, or to utilize ISG to ensure customer satisfaction.

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

COMPETITION

    The Company faces substantial competition in each of its markets. Significant competitive factors in the Company's markets include price, quality and product performance, breadth of product line, ease of integration and customer service and support. Some of the Company's existing and potential competitors have substantially greater financial, manufacturing, marketing and other resources than the Company. To compete successfully, the Company must continue to make substantial investments in its engineering and development, marketing, sales, customer service and support activities. There can be no assurance that competitors will not develop products that offer price or performance features superior to the Company's products.

    The Company considers its major competitors to be Tyco (including Sensormatic), Philips, Panasonic, Pelco, Lenel, GE/Interlogix and Samsung.

EMPLOYEES

    As of December 31, 2001, the Company had 545 full-time employees employed worldwide as compared with 568 full-time employees worldwide as of December 31, 2000, at 12 primary locations:

    o 212 sales and sales support personnel
    o 93 warehouse and manufacturing personnel
    o 54 technical and service personnel
    o 79 engineering and product development personnel
    o 107 administrative and managerial personnel

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

ITEM 2.    PROPERTIES
           ----------

    The Company moved to the Headquarters Facility in January 1998. The Headquarters Facility is comprised of approximately 170,000 square feet of office and warehouse space located on 14 acres of land in Lewisville, Texas. Prior to the end of 2000, the building was financed through a synthetic lease, therefore keeping the asset and the liability off the balance sheet. In January 2001, the Company elected to pay down the balance of the financing from $11.5 million to $10 million, effectively acquiring the building and the mortgage simultaneously. This amount was subsequently paid down to $6.3 million. The Headquarters Facility was sold in December 2001 for $6.6 million in a sale and lease back transaction. As part of the sale, the Company will lease the Headquarters Facility for a term of 30 months beginning in January 2002 at an annual cost of $720,000. The lease includes an option to purchase the Headquarters Facility for $6.9 million at the end of 24 months.

    The Company owns its 72,000 square foot manufacturing facility in Carroll (Columbus), Ohio and leases its facility in Rancho Cucamonga, California.

    The Company also leases additional office/distribution warehouse space in Austin, Texas; Las Vegas, Nevada; Warrington (Manchester), Great Britain; San Vendemiano (Venice), Italy; Dusseldorf, Germany; Crissier (Lausanne), Switzerland; Szczecin, Poland; Perth, Australia; Johannesburg, South Africa and Singapore.

    The Company established a centralized, European headquarters facility in Antwerp, Belgium in 1999 to coordinate efforts among its foreign operations. Customer service under the centralized structure suffered and the cost to operate this facility proved to be unjustified. In 2001, the Company sold the Belgium headquarters building and discontinued centralized distribution. Inventory was transferred to the Company's European offices located in the Great Britain, Germany, France, Italy, Poland and Switzerland. The Company also relocated its international administrative and financial functions to the Great Britain where it currently maintains a sales and operations facility.

    The Company considers the above facilities suitable and adequate to meet its requirements.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

    The Company's French subsidiary is currently involved in multiple employee suits in France. Some of the employees who were dismissed as part of the restructuring plan implemented in the fourth quarter of 2000 have asserted that they were wrongfully terminated. Although the Company believes these suits will be settled on a favorable basis, a $108,000 provision against future legal costs was recorded in the fourth quarter of 2001.

    Ultrak is subject to various other legal proceedings and claims, either asserted or unasserted, that can arise in the ordinary course of business. Although the outcome of these claims cannot be predicted with certainty, Ultrak does not believe that any of these existing legal matters will have a material adverse effect on its financial conditions or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

    At a special meeting held on November 30, 2001, the stockholders approved the exercise by the Company of an option to sell Mr. Niklaus F. Zenger ("Zenger") 293,879 additional shares of Ultrak Common Stock. The Company previously sold Zenger 2,337,700 shares of Common Stock in a private placement for $4,441,630.00 in aggregate proceeds. At the special meeting, stockholders also approved the sale by Mr. George K. Broady ("Broady") of 195,351 shares of the Company's Series A 12% Cumulative Convertible Preferred Stock ("Series A Preferred Stock") to Zenger and the grant of voting control of 1,150,000 shares of the Company's Common Stock owned by Broady to Zenger until June 2002.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           ---------------------------------------------------------------------

MARKET PRICE AND DIVIDENDS

    The Company's $.01 par value common stock ("Common Stock") commenced trading on the NASDAQ Stock Market's NASDAQ National Market ("NASDAQ National Market") on January 18, 1994, under the symbol "ULTK". Before that time, the Common Stock was traded in the over-the-counter market. Prices shown do not include adjustments for retail markups, markdowns or commissions. The following table sets forth the high and low closing prices on the NASDAQ National Market for the periods indicated:

                                        HIGH      LOW
                  2001                  ----      ---
                      Fourth quarter  $   2.82$  1.30
                      Third quarter       2.52   1.18
                      Second quarter      3.15   2.19
                      First quarter       5.88   2.34

                 2000
                      Fourth quarter  $   6.50$  2.81
                      Third quarter      10.25   5.75
                      Second quarter     11.88   6.00
                      First quarter      13.25   6.38

    As of March 15, 2002, there were approximately 1,132 holders of record of the Common Stock.

    The Company has never paid cash dividends on the Common Stock. The Company presently intends to retain future earnings to finance the development and expansion of its business. The declaration in the future of any cash dividends on the Common Stock will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

    Dividends in the amount of $117,210 have been paid annually since the issuance of the Series A Preferred Stock and the Company intends to continue to pay dividends on outstanding shares of Series A Preferred Stock.

ITEM 6.    SELECTED FINANCIAL DATA
          -------------------------

    The following selected consolidated financial data for the Company as of and for the five fiscal years ended December 31, 2001, have been derived from the consolidated financial statements of the Company and its subsidiaries, which have been audited by Grant Thornton LLP, independent certified public accountants. The selected consolidated financial data includes the effects of businesses acquired in 1997, 1998 and 1999. This data should be read in conjunction with the information set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and related notes which are included elsewhere herein. Consolidated Financial Statements and related notes for 1997 and 1998 are not included. See acquisition and divestiture discussions in Item 1. Because of these transactions, the income statement and balance sheet data presented below may not be comparable from year to year.

                                                                                YEARS ENDED DECEMBER 31
                                                                         (In thousands, except per share data)
                                                         -----------------------------------------------------------------------
   INCOME STATEMENT DATA:                                     2001           2000         1999          1998           1997
                                                           ---------      ---------    ---------     ---------      ---------
   Net sales..........................................     $ 161,707      $ 199,998    $ 208,201     $ 196,998      $ 177,837
   Cost of sales......................................       111,809        153,436      140,832       134,692        124,304
                                                           ---------      ---------    ---------     ---------      ---------
   Gross profit.......................................        49,898         46,562       67,369        62,306         53,533

   Selling, general and administrative expenses.......        48,027         71,123       56,677        49,554         45,350
   Asset impairment...................................         4,466         19,798           --            --             --
   Special charges....................................            --          1,115        3,875            --          3,122
   Depreciation and amortization......................         5,311          6,482        5,911         4,667          3,971
                                                           ---------      ---------    ---------     ---------      ---------
          Total operating expenses....................        57,804         98,518       66,463        54,221         52,443
                                                           ---------      ---------    ---------     ---------      ---------

   Operating profit (loss)............................        (7,906)       (51,956)         906         8,085          1,090
   Other income (expense).............................         5,542         (9,876)       1,052           461          2,953
                                                           ---------      ----------   ---------     ---------      ---------
   Income  (loss)  from  continuing  operations  before
   income taxes.......................................        (2,364)       (61,832)       1,958         8,546          4,043
   Incomes tax benefit (expense)......................           903          4,145       (1,286)       (3,589)        (1,726)
                                                           ---------      ---------    ----------    ----------     ----------
   Income (loss) from continuing operations...........        (1,461)       (57,687)         672         4,957          2,317
   Income (loss) from discontinued operations.........            --             --         (107)       (1,402)            84
                                                           ---------      ---------    ---------     ----------     ---------
          Net income (loss)...........................        (1,461)       (57,687)         565         3,555          2,401



   Dividend requirements on preferred stock...........          (117)          (117)        (117)         (117)          (117)
                                                           ----------     ----------   ----------    ----------     ----------
   Net income (loss) allocable to common stockholders.     $  (1,578)     $ (57,804)   $     448     $   3,438      $   2,284
                                                           ==========     ==========   =========     =========      =========

   Weighted average shares outstanding - diluted......        12,183         11,686       12,300        14,776         15,224
   Income  (loss)  per  common  share  from  continuing
   operations - diluted...............................     $   (0.13)     $   (4.95)   $     .05     $    0.34      $    0.15
                                                           ==========     ==========   =========     =========      =========

   Net income (loss) per common share - diluted.......     $   (0.13)     $   (4.95)   $     .04     $    0.24      $    0.15
                                                           ==========     ==========   =========     =========      =========



    BALANCE SHEET DATA:...............................      2001          2000         1999           1998          1997
                                                            ----          ----         ----           ----          ----

   Working capital....................................     $  28,223      $  23,650    $  79,714     $  90,192      $  94,064
   Total assets.......................................       121,764        143,497      200,350       196,626        185,256
   Short-term debt....................................        15,821         37,380(1)     1,149            --             --
   Long-term debt.....................................         6,600             --       37,000        37,500             --
   Stockholders' equity and equity put options........        78,773         77,248      132,663       140,030        163,198

1 Due to losses in 2000, the line of credit was reclassified from long-term debt to short-term debt.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

OVERVIEW

    The consolidated financial statements include the accounts of Ultrak and its consolidated subsidiaries. The Company is further organized in the U.S. into separate selling divisions - all supported by common administrative functions such as credit, accounting, payroll, purchasing, legal, warehousing, training and computer support services. All significant intercompany balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

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

    Selling, general and administrative costs include salaries, commissions and related benefits, depreciation, telephone, advertising, warranty, printing, product literature, sales promotion, legal, audit and other professional fees, supplies, engineering and travel.

    The Company's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rate between the Company's subsidiaries' local currencies and the U.S. dollar will affect the conversion of such subsidiaries' financial results into U.S. dollars for purposes of reporting the Company's consolidated financial results. Translation adjustments are reported as a separate component of stockholders' equity

    A substantial portion of the Company's purchases and sales are derived from operations outside the United States. Since the revenues and expenses of the Company's foreign operations are generally denominated in local currency, exchange rate fluctuations between local currencies and the U.S. dollar subject the Company to currency exchange risks with respect to the results of its foreign operations. Therefore, the Company is subject to these risks to the extent that it is unable to denominate its purchases or sales in U.S. dollars or otherwise shift to its customers or suppliers the effects of currency exchange rate fluctuations. Such fluctuations in exchange rates could have a material adverse effect on the Company's results of operations. The Company did not have any foreign exchange forward or currency option contracts outstanding at December 31, 2001.

    The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the Company's financial statements, actual results could differ from those estimates.

    The Company believes the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventory valuation

    The Company writes down its inventories for estimated obsolescence, returned inventory deemed not economical to repair or discontinued product lines to its estimated net realizable value. The estimate is based upon historical results, current and expected sales trends, the amount of current inventories on hand and market conditions. If market conditions become less favorable than those expected by management, then additional inventory write-downs may be required.

Allowance for Doubtful Accounts

    The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. To estimate this allowance, the Company analyzes the composition of its accounts receivable, historical bad debts, customer concentrations, customer creditworthiness and current economic trends. If the financial condition of the Company's customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Goodwill

    The Company periodically reviews the carrying value of its goodwill when events and circumstances warrant such a review. As of December 31, 2001, the method used by the Company for this review was the estimate of future cash flows. If the carrying value of the Company's goodwill was considered impaired, an impairment charge was recorded for the amount by which the carrying value of the goodwill exceeds its fair value. The Company believes its estimates of future cash flows and fair value were reasonable; however, changes in the estimate of such cash flows and fair value could result in future impairment charges. Effective January 1, 2002, the Company will adopt Statement of Financial Standards (SFAS) No. 142, Goodwill and Intangible Assets. See section captioned "New Accounting Pronouncements."

Deferred income taxes

    Significant management judgment is required in determining the realization of net deferred tax assets and the associated valuation allowance. Due to uncertainties related to the Company's ability to utilize the net deferred tax asset, a valuation allowance has been recorded at December 31, 2001 against a significant portion of the net deferred tax asset balance. Based on results of operations in future periods, the Company may need to adjust the valuation allowance.

NEW ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and December 31, 2001.

    Major provisions of these statements and their effective dates are as follows:

    o all business combinations initiated after June 30, 2001 must use the purchase method of accounting;

    o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

    o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

    o effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

    o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

    o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

    The Company amortized goodwill and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, goodwill amortization will no longer be recognized. The Company intends to complete a transitional impairment test of all intangible assets as of March 31, 2002 and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations or cash flows.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations or cash flows.

    RESULTS OF OPERATIONS

    The following table sets forth the percentage of net sales represented by certain items in the Company's consolidated summary of income for the indicated periods.

                                                                        YEARS ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                   2001         2000          1999
                                                                  ------       ------        ------
                          Net sales.......................         100.0%       100.0%        100.0%

                          Cost of sales...................          69.1         76.7          67.6
                                                                  ------       ------        ------
                          Gross profit....................          30.9         23.3          32.4
                                                                  ------       ------        ------
                          Selling, general and
                          administrative expenses.........          29.7         35.6          27.2

                          Depreciation and amortization...           3.3          3.2           2.8

                          Asset impairment................           2.8          9.9            --

                          Special charges.................           --           0.6          1.9
                                                                  ------       ------        -----


                                   Total operating expenses         35.8         49.3          31.9
                                                                  ------       ------        ------

                          Operating profit (loss).........          (4.9)       (26.0)          0.4

                          Other income (expense)..........           3.4         (4.9)          0.5
                                                                  ------       -------       ------
                          Income (loss) from continuing
                          operations before income taxes..          (1.5)       (30.9)          0.9
                          Income tax benefit (expense)....           0.6          2.1          (0.6)
                                                                  ------       ------        -------
                          Income (loss) from continuing
                          operations......................          (0.9)       (28.8)          0.3
                          Discontinued operations,
                          net of tax effects..............          --           --            (0.1)
                                                                  ------       ------        -------


                          Net income (loss) ..............          (0.9)%      (28.8)%         0.2%
                                                                  ======       ======        ======

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

    For the year ended December 31, 2001, net sales were $161.7 million, a decrease of $38.3 million (19%) over 2000. This decline is due to the discontinuation of Exxis sales to Sam's Club (see Note G to the Company's Consolidated Financial Statements), the sale of the Industrial Furnace Camera business, the sale of the French CCTV and audio businesses, a world-wide recession and the translation effect of a strong U.S. dollar.

    Cost of sales were $111.8 million for 2001, a decrease of $41.6 million (27%) over 2000. Gross profit margins increased to 30.9% in 2001 from 23.3% in 2000. Cost of sales for 2000 included $12.4 million in inventory write-offs taken as part of the 2000 Special Charge. These write-offs included $9.5 million in inventory related to discontinued product lines and returned inventory deemed uneconomical to repair. Exclusive of the $12.4 million in inventory write-offs in 2000, gross profit margins increased from 29.5% to 30.9%. A more favorable product mix also contributed to the margin increase.

    Selling, general and administrative expenses were $48.0 million in 2001, a decrease of $23.0 million (32%) over 2000. These expenses represented 29.7% of net sales in 2001, down from 35.6% in 2000. This decrease can be explained as follows:

    o $9.5 million for asset impairment charges taken in the fourth quarter of 2000 as part of the 2000 Special Charge (see Note O to the Company's Consolidated Financial Statements for additional detail)
    o   $5.0 million of expense reductions in Belgium during 2001
    o   $4.2 million of expense reduction in France during 2001
    o   $2.7 million of worldwide expense reductions during 2001
    o   $1.6 million of income for recovery of the 2000 Special Charge during
        2001

The $1.6 million recovery of the 2000 Special Charge is comprised of the following items:

    o $0.7 million for the favorable settlement of certain liabilities in Belgium
    o $0.2 million for higher than expected proceeds on the sale of the Belgium facility
    o $0.7 million for a change in the estimate of the France restructuring accrual, primarily related to severance obligations, resulting from the sale of the French business

As of December 31, 2001, the Company had $0.7 million remaining in restructuring costs:

    o   $0.4 million for closure costs in France
    o   $0.2 million for the severance of one employee in France
    o   $0.1 million for closure costs in Belgium

    An asset impairment charge of $4.5 million, 2.8% of sales, was taken in 2001 as part of the sale and refinance of the Headquarters Facility.

    Included in the Company's 2000 results is an asset impairment charge of $19.8 million, 9.9% of net sales, related write downs of goodwill, software development costs and the impairment of internal use software. Continuing losses in France and Germany triggered an impairment review of the long-lived assets in these entities during the fourth quarter of 2000. The Company analyzed projected cash flows and concluded that the entire amount of goodwill, totaling $13.1 million for the two entities was impaired. Based on an evaluation of products under development during the fourth quarter of 2000, $2.0 million in capitalized software development costs, which related to product designs that were abandoned and did not correspond with future product objectives, were written off. This charge also included $2.9 million for the impairment of internal use software. As a result of the outsourcing of the California and Australia manufacturing operations in 2000, it was determined that the costs related to those operations was impaired.

    Depreciation and amortization expenses were $5.3 million for 2001, a decrease of $1.2 million (18%) over 2000. These expenses represented 3.3% of net sales in 2001, up from 3.2% in 2000. The decrease in depreciation and amortization expense relates to the disposal of fixed assets resulting from the closure of the Belgian and French operations, goodwill impairments in France and Germany and the impairment and disposal of internal use software and capitalized software development costs in the U.S.

    There were no special charges in 2001, but $1.1 million of special charges were taken in 2000. These charges were for the separation of three former executives from the Company, severance obligations related to the outsourcing of certain manufacturing operations in California and Australia, and a proxy solicitation contest with Detection Systems, Inc., a company in which Ultrak held a 21% ownership stake in 2000.

    Other income was $5.5 million in 2001, compared with other expenses of $9.9 million in 2000. The other income in 2001 resulted from the $7.7 million gain on the sale of the Company's shares of common stock of Detection Systems, Inc., a $1.3 million gain on the sale of the Industrial Furnace Camera business, offset primarily by interest expense. The expense in 2000 consisted primarily of foreign exchange losses, interest expense and a $0.8 million loss on the sale of Intervision.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    For the year ended December 31, 2000, net sales were $200.0 million, a decrease of $8.2 million (4%) over 1999. This decrease is primarily due to the sale of Intervision in July 2000, the scheduled phase-out of the CCTV distribution business in France, and the declining value of the European currencies against the U.S. dollar.

    Cost of sales were $153.4 million for 2000, an increase of $12.6 million (9%) over 1999. Gross profit margins decreased to 23.3% in 2000 from 32.4% in 1999. This increase in cost of goods sold was primarily due to the inventory write-offs of $12.4 million taken as part of the 2000 Special Charge. These write-offs included $9.5 million in inventory related to discontinued product lines and returned inventory deemed uneconomical to repair. The write-off also provided for $2.9 million of disposals related to the closure of the European distribution center in Belgium, as well as the sale and disposal of the French CCTV and audio product inventory.

    Selling, general and administrative expenses were $71.1 million in 2000, and increase of $14.4 million (25%) over 2000. Out of the increase, $9.5 million was due to asset impairment charges taken in the fourth quarter of 2000. These charges related to the closure of the European distribution center in Belgium ($3.4 million), additional bad debt provisions ($2.4 million), the sale and disposal of the French CCTV and audio product lines ($2.0 million), severance of 33 employees in the U.S. ($0.6 million) and other write-downs.

    Depreciation and amortization expenses were $6.5 million for 2000, an increase of $0.6 million (10%) over 1999. Depreciation and amortization expenses for 2000 were 3.2% of net sales, up from 2.8% of net sales in 1999.

    Included in the Company's 2000 results is an asset impairment charge of $19.8 million, 9.9% of net sales, related write downs of goodwill, software development costs and the impairment of internal use software. Continuing losses in France and Germany triggered an impairment review of the long-lived assets in these entities during the fourth quarter of 2000. The Company analyzed projected cash flows and concluded that the entire amount of goodwill, totaling $13.1 million for the two entities, should be impaired. Based on an evaluation of products under development during the fourth quarter of 2000, $2.0 million in capitalized software development costs, which related to product designs that were abandoned and did not correspond with future product objectives, were written off. This charge also included $2.9 million for the impairment of internal use software. As a result of the outsourcing of the California and Australia manufacturing operations in 2000, it was determined that the costs related to those operations should be impaired.

    Special charge expenses of $1.1 million were taken in 2000. These expenses relate to the $1.4 million of severance and other charges recorded in the third quarter of 2000. These charges were for the separation of three former executives from the Company, severance obligations related to the outsourcing of certain manufacturing operations in California and Australia, and a proxy solicitation contest with Detection Systems, Inc., a company of which Ultrak held a 21% share in 2000. The remaining amount is an adjustment of $0.3 million for excess reserves as part of the 1999 special charge. This charge consisted of a $3.9 million of severance obligations of $0.8 million and consolidation/centralization of European activities of $3.1 million.

     Other expenses of $9.9 million were recorded in 2000, compared with other income of $1.1 million in 1999. The other expenses in 2000 included $5.4 million foreign currency losses, losses on sales of investments and other charges taken as part of the 2000 Special Charge. The additional increase in other expenses was attributed to higher interest rates in 2000. The Company also recorded $1.3 million less income on its interest in Detection Systems, Inc. due to lower earnings reported by that company in 2000, compared to 1999. Additional other income items in 1999 included $0.7 million gain on the sale of investments and a $0.4 million gain on foreign currency exchange.

LIQUIDITY AND CAPITAL RESOURCES


     The Company experienced a decline in cash flows from operations in 2001 of $5.1 million, despite a reduction in the net loss of $56.7 million in 2001. Net cash provided by investing activities was $25.2 million in 2001, versus $2.9 million of cash used in investing activities in 2000. Although the large increase in 2001 primarily resulted from the net proceeds on the sale of the shares of Detection Systems, Inc. and the Industrial Furnace Camera business, purchases of fixed assets and capitalized software were $2.0 million in 2001, compared to $5.5 million in capital spending in 2000. This resulted in a $28.1 million increase in the cash provided by investing activities. Net cash used in financing activities was $22.4 million in 2001, compared to negligible cash provided by financing activities in 2000. The most significant differences resulted from $20.4 million of net repayments on the Company's revolving line of credit and repayments of $11.5 million on the mortgage for Headquarters Facility in 2001. These repayments were offset by the proceeds of $6.6 million from the sale of the Headquarters Facility, as well as $4.1 million in proceeds from the issuance of additional Common Stock.

     At December 31, 2001, the Company had $15.0 million outstanding under its revolving credit facility. The amount outstanding was subsequently reduced to $12.0 million during the first quarter of 2002. During the first three quarters of 2001, the interest rate on the credit facility was adjusted to prime plus a range of 0.0% to 0.75%, depending on the leverage ratio and other conditions, determined on a quarterly basis. As a result of the disputes with lenders described below, interest rates have increased since the end of the third quarter of 2001. The rate was fixed at prime plus 3.25% during the fourth quarter of 2001. Late in the first quarter of 2002, the rate was subsequently increased to a flat 12.00%. The Company also pays a monthly fee of 0.375% per annum based on the average unused borrowing availability under the credit facility. The credit facility contains certain financial and operational covenants, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The lenders alleged that the Company violated certain of these covenants at various times during 2001, but subsequently waived the alleged defaults.

     Subsequent to December 31, 2001, an amendment (the "Eighth Amendment") to the Company's revolving credit facility was signed at the insistence of the lenders (see Exhibit 10.51 to this Form 10-K) that increased the interest rate to 12.00%, reduced the lending commitment from $30 million to $20 million, and accelerated the termination date of the facility from March 31, 2002 to February 28, 2002. The Eighth Amendment also waived certain alleged defaults by the Company under the loan covenants and provided for the payment of certain fees, including fees which the Company believes gave it the right to extend the termination date of the facility back to March 31, 2002.

     Although the Company paid and the lenders accepted all of the fees prescribed by the Eighth Amendment, the lenders have asserted the Company did not have the right to extend the termination date of the credit facility. Consequently, subsequent to February 28, 2002, the lenders have declared the outstanding balance of the loan to be due, increased the interest rate to 12.00%, refused to advance funds under the credit facility, and reserved the right to commence foreclosure proceedings if their loan is not repaid in full by April 30, 2002. Although the Company believes that the actions of the lenders are unwarranted and in breach of their obligations under the credit facility, it expects to repay the loan before such actions are implemented.

     The Company has received a financing commitment from a new lender that, combined with the tax refund described below, would repay the existing revolving credit facility and provide sufficient funds for the Company's operations. The Company and the new lender have approved the terms of the loan documents and the new credit facility is expected to close on April 19, 2002, with funding to follow shortly thereafter.

     The Company expects to receive during the week of April 16, 2002 a federal income tax refund of approximately $6.3 million from the Job Creation and Worker Assistance Act of 2002, signed into law March 9, 2002. This statute allowed the Company to carry back its 2001 net operating losses to the 1996 and 1997 tax years, permitting a refund of federal income taxes previously paid for those years. The act extended the carry back period on net operating losses to five years from two years for losses arising in tax years ending in 2001 and 2002.

INFLATION

    During the years ended December 31, 2001, 2000 and 1999, the cost of property and equipment, lease expense and salaries and wages increased modestly. The increases have not had a material impact on the Company's results of operations during any of the periods.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

    The following discussion regarding the Company's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes, but maintains an interest swap agreement to hedge against future rate increases. The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities.

Foreign exchange

    The Company has foreign-based operations, primarily in Western Europe, which accounted for 24% of 2001 and 2000 net sales. The strengthening of the U.S. dollar from 2000 to 2001 had a negative impact on sales and gross profit. The majority of inventory purchases were made in U.S. dollars. This appreciation of the U.S. dollar against foreign currencies had an adverse impact of approximately $0.5 million on gross profit in 2001.

    The Company issues intercompany loans to its foreign subsidiaries denominated in U.S. dollars on a long-term basis, exposing the foreign subsidiaries to the effect of changes in spot exchange rates of their local currency relative to the U.S. dollar. The Company does not regularly use forward-exchange contracts to hedge these exposures. Based on the Company's foreign currency exchange rate exposure for intercompany borrowings of approximately $14.6 million at December 31, 2001, a 10% adverse change in currency rates would increase accumulated other comprehensive loss by approximately $1.5 million.

Interest rates

    The Company's credit arrangements expose it to fluctuations in interest rates. At December 31, 2001, the Company had $15.0 million outstanding under its revolving line of credit, of which $10.0 million provided for interest to be paid quarterly based on a variable rate and $5.0 million provided for a rate fixed by an interest rate agreement. Assuming the debt is refinanced in 2002 and the Company is no longer assessed interest at the default rates, interest rate changes would result in a change in the amount of interest to be paid each quarter. Based upon the borrowings and swap agreements at December 31, 2001, a 10% increase in interest rates would adversely affect the Company's financial position, annual results of operations, or cash flows by approximately $0.1 million. Because the variable rate structure of the debt exposes us to fluctuation in the interest rates, the Company has an interest swap agreement that expires in 2004. The agreement provides for a fixed rate of 6.485% on $5.0 million.



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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

    The consolidated financial statements of the Company and its subsidiaries that are required by this Item 8 are listed in Part IV under Item 14(a) of this Annual Report on Form 10-K. Such consolidated financial statements are included herein beginning on page F-1.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Ultrak, Inc.

We have audited the accompanying consolidated balance sheets of Ultrak, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ultrak, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




Dallas, Texas
March 1, 2002, except for Note D as to which
               the date is April 11, 2002

                          ULTRAK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,
                        (in thousands, except share data)


                          ASSETS                                            2001              2000
                                                                           ------            ------
CURRENT ASSETS
    Cash and cash equivalents                                             $ 3,300           $ 3,751
    Investment in Detection Systems, Inc.                                      -             13,909
    Trade accounts receivable, less allowance for
       doubtful accounts of $2,503 and $5,791 at
       December 31, 2001 and 2000, respectively                            25,132            32,232
    Inventories                                                            26,255            26,371
    Advances for inventory purchases                                           71               521
    Prepaid expenses and other current assets                               4,043             4,394
    Income tax refundable                                                      -                892
    Deferred income taxes                                                   6,309             6,337
                                                                         --------          --------
                 Total current assets                                      65,110            88,407

PROPERTY, PLANT AND EQUIPMENT, at cost                                     33,324            26,886
    Less accumulated depreciation and amortization                        (14,529)          (11,885)
                                                                         --------          --------
                                                                           18,795            15,001

OTHER ASSETS
    Goodwill, net of accumulated amortization of $8,124 and
       $6,636 at December 31, 2001 and 2000, respectively                  36,260            39,375
    Other                                                                   2,095               714
                                                                         --------          --------
                                                                           38,355            40,089
                                                                         --------          --------
                 Total assets                                            $122,260          $143,497
                                                                         ========          ========

                          ULTRAK, INC. AND SUBSIDIARIES

                                  December 31,
                        (in thousands, except share data)


       LIABILITIES AND STOCKHOLDERS' EQUITY                                                 2001              2000
                                                                                           ------            ------
CURRENT LIABILITIES
    Accounts payable - trade                                                             $ 12,776          $ 13,046
    Accrued expenses                                                                        5,782             6,168
    Accrued restructuring costs                                                               650             5,634
    Other current liabilities                                                               1,858             2,529
    Line of credit                                                                         15,012            35,419
    Other debt                                                                                809             1,961
                                                                                         --------          --------
                 Total current liabilities                                                 36,887            64,757

FINANCING OBLIGATION                                                                        6,600                -
DEFERRED INCOME TAXES                                                                          -              1,492
COMMITMENTS AND CONTINGENCIES                                                                  -                 -
STOCKHOLDERS' EQUITY
    Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
       195,351 shares authorized, issued and outstanding                                      977               977
    Common stock, $.01 par value; 20,000,000 shares authorized;
       17,494,238 and 15,156,538 shares issued at December 31,
       2001 and 2000, respectively                                                            175               152
    Additional paid-in capital                                                            162,269           157,914
    Accumulated deficit                                                                   (41,804)          (40,226)
    Accumulated other comprehensive loss                                                   (4,161)           (2,886)
    Treasury stock, at cost (3,467,650 shares)                                            (38,683)          (38,683)
                                                                                         --------          --------
                 Total stockholders' equity                                                78,773            77,248
                                                                                         --------          --------
                 Total liabilities and stockholders' equity                              $122,260          $143,497
                                                                                         ========          ========


        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,
                        (in thousands, except share data)


                                                                           2001             2000              1999
                                                                          ------           ------            ------
Net sales                                                               $161,707         $199,998          $208,201
Cost of sales (exclusive of depreciation shown
    separately below)                                                    111,809          153,436           140,832
                                                                        --------         --------             -----
                  Gross profit                                            49,898           46,562            67,369

Other operating costs:
    Selling, general and administrative                                   48,027           71,123            56,677
    Asset impairment                                                       4,466           19,798                -
    Special charges                                                           -             1,115             3,875
    Depreciation and amortization                                          5,311            6,482             5,911
                                                                        --------         --------             -----
                                                                          57,804           98,518            66,463
                                                                        --------         --------             -----
                  Operating profit (loss)                                 (7,906)         (51,956)              906

Other income (expense):
    Interest expense                                                      (3,293)          (3,743)           (2,965)
    Interest income                                                           35               69               176
    Gain (loss) on sale of investments                                     7,727             (637)              670
    Gain (loss) on sale of businesses                                      1,090             (840)               -
    Foreign exchange gains (losses)                                         (265)          (4,637)              377
    Equity in income of Detection Systems, Inc.                               -               554             1,885
    Other, net                                                               248             (642)              909
                                                                        --------         --------             -----
                                                                           5,542           (9,876)            1,052
                                                                        --------         --------             -----
                  Income (loss) before income taxes                       (2,364)         (61,832)            1,958

Income tax benefit (expense)                                                 903            4,145            (1,286)
                                                                        --------         --------             -----
                  Income (loss) from continuing operations                (1,461)         (57,687)              672

Discontinued operations, net of taxes
    Loss from operations                                                      -                -               (107)
                                                                        --------         --------             -----
                  NET INCOME (LOSS)                                       (1,461)         (57,687)              565

Dividend requirements on preferred stock                                    (117)            (117)             (117)
                                                                        --------         --------             -----
Net income (loss) allocable to common stockholders                      $ (1,578)        $(57,804)            $ 448
                                                                        ========         ========             =====

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,
                      (in thousands, except per share data)



                                                           2001             2000              1999
                                                          ------           ------            ------
Income (loss) per share:
    Continuing operations
       Basic                                             $(0.13)          $(4.95)           $ 0.05
                                                         ======           ======            ======
       Diluted                                           $(0.13)          $(4.95)           $ 0.05
                                                         ======           ======            ======
    Discontinued operations
       Basic                                             $    -           $    -            $(0.01)
                                                         ======           ======            ======
       Diluted                                           $    -           $    -            $(0.01)
                                                         ======           ======            ======
    Net income (loss)
       Basic                                             $(0.13)          $(4.95)           $ 0.04
                                                         ======           ======            ======
       Diluted                                           $(0.13)          $(4.95)           $ 0.04
                                                         ======           ======            ======
Number of common shares used in computations:
    Basic                                                12,183           11,686            11,645
                                                         ======           ======            ======
    Diluted                                              12,183           11,686            12,300
                                                         ======           ======            ======


        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            Years ended December 31,
                        (in thousands, except share data)


                                                                                                   Retained       Accumulated
                                           Preferred Stock         Common Stock      Additional     earnings         other
                                        --------------------    -------------------    paid-in   (accumulated)   comprehensive
                                         Shares       Amount     Shares     Amount     capital     deficit)          loss
                                        --------      ------    --------    -------   ---------   ----------         ------
Balance at January 1, 1999                195,351       $977   14,703,138     $147     $153,333      $17,130        $ (967)

Comprehensive loss
   Net income -                                -          -            -        -            -           565             -
   Other comprehensive loss
     Foreign currency translation
        adjustment                             -          -            -        -            -            -         (2,704)
     Unrealized loss on investments
         held for sale, net of tax of
         $292                                  -          -            -        -            -            -           (568)
     Reclassification adjustment
         for losses included in net
         income, net of tax effect of
         $89                                   -          -            -        -            -            -            171

              Total

Acquisition of business                        -          -       250,000       2         1,493           -              -
Exercise of stock options and warrants         -          -        28,333       1            68           -              -
Stock-based compensation                       -          -            -        -           250           -              -
Treasury stock purchases                       -          -            -        -             -           -              -
Equity put options expired                     -          -            -        -         1,564           -              -
Preferred stock dividends                      -          -            -        -             -         (117)            -
                                          -------        ---   ----------      ---      -------       ------        ------
Balance at December 31, 1999              195,351        977   14,981,471      150      156,708       17,578        (4,068)

                                           Treasury stock
                                          ----------------
                                          Shares     Amount      Total
                                        ---------   --------    -------
Balance at January 1, 1999              3,013,350   $(32,153)  $138,467

Comprehensive loss
   Net income -                                 -          -        565
   Other comprehensive loss
     Foreign currency translation
        adjustment                              -          -     (2,704)
     Unrealized loss on investments
         held for sale, net of tax of
       $292                                     -          -       (568)
     Reclassification adjustment
       for losses included in net
       income, net of tax effect of
       $89                                      -          -        171
                                                                -------
              Total                                              (2,536)
                                                                -------
Exercise of stock options and warrants          -          -      1,495
Stock-based compensation                        -          -         69
Treasury stock purchases                        -          -        250
Equity put options expired                454,300     (6,530)    (6,530)
Preferred stock dividends                       -          -      1,564
                                                -          -       (117)
                                        ---------    -------    -------
Balance at December 31, 1999            3,467,650    (38,683)   132,662

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,
                        (in thousands, except share data)




                                                                                                  Retained      Accumulated
                                           Preferred Stock         Common Stock      Additional    earnings        other
                                        --------------------    -------------------   paid-in   (accumulated)  comprehensive  -
                                         Shares       Amount     Shares     Amount     capital     deficit)        loss
                                        --------      ------    --------    -------   ---------   ----------       ------
Balance at January 1, 2000               195,351      $977    14,981,471     $150      $156,708    $ 17,578       $(4,068)

Comprehensive loss
   Net loss                                   -         -             -        -             -      (57,687)           -
   Other comprehensive income (loss)
     Foreign currency translation
        adjustment                            -         -             -        -             -           -         (3,583)
     Reclassification adjustment for
       losses included in net loss, net
       of tax of $292                         -         -             -        -             -           -            568
     Reclassification (Note O)                -         -             -        -             -           -          4,197

              Total

Exercise of stock options and warrants        -         -        175,067        2           918          -             -
Stock-based compensation                      -         -             -        -             25          -             -
Tax benefit from employee stock
   transactions                               -         -             -        -            263          -             -
Preferred stock dividends                     -         -             -        -             -         (117)           -
                                         -------       ---    ----------      ---       -------     -------        ------
Balance at December 31, 2000             195,351       977    15,156,538      152       157,914     (40,226)       (2,886)



                                         Treasury stock
                                       --------------------
                                        Shares      Amount      Total
                                       ---------   --------    -------
Balance at January 1, 2000              3,467,650 $(38,683)    $132,662

Comprehensive loss
   Net loss                                    -        -       (57,687)
   Other comprehensive income (loss)
     Foreign currency translation
        adjustment                             -        -        (3,583)
     Reclassification adjustment for
       losses included in net loss, net
       of tax of $292                          -        -           568
     Reclassification (Note O)                 -        -         4,197
                                                                 ------
              Total                                             (56,505)
                                                                -------
Exercise of stock options and warrants         -        -           920
Stock-based compensation                       -        -            25
Tax benefit from employee stock
   transactions                                -        -           263
Preferred stock dividends                      -        -          (117)
                                        ---------  -------       ------
Balance at December 31, 2000            3,467,650  (38,683)      77,248




         The accompanying notes are an integral part of this statement.

                          ULTRAK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            Years ended December 31,
                        (in thousands, except share data)


                                                                                                   Retained     Accumulated
                                           Preferred Stock         Common Stock       Additional    earnings        other
                                        --------------------    -------------------    paid-in   (accumulated)  comprehensive
                                         Shares       Amount     Shares     Amount     capital     deficit)         loss
                                        --------      ------    --------    -------   ---------   ----------       ------
Balance at January 1, 2001               195,351      $977    15,156,538     $152      $157,914   $(40,226)       $(2,886)

Comprehensive loss
   Net loss                                   -         -             -        -             -      (1,461)            -
   Foreign currency translation
     adjustment                               -         -             -        -             -          -          (1,275)


              Total


Issuance of common stock, net of
   issuance costs of $294                     -         -      2,337,700       23         4,125         -              -
Warrants issued in connection
   with building financing                    -         -             -        -            230         -              -
Preferred stock dividends                     -         -             -        -             -        (117)            -
                                             ---       ---    ----------      ---      --------      -----            ---


Balance at December 31, 2001             195,351      $977    17,494,238     $175      $162,269   $(41,804)       $(4,161)
                                         =======       ===    ==========      ===      ========    =======         ======



                                      Treasury stock
                                     -----------------
                                     Shares          Amount        Total
                                     -------        -------       -------
Balance at January 1, 2001             3,467,650    $(38,683)    $77,248

Comprehensive loss
   Net loss                                   -           -       (1,461)
   Foreign currency translation
     adjustment                               -           -       (1,275)
                                                                  ------

              Total                                               (2,736)
                                                                  ------

Issuance of common stock, net of
   issuance costs of $294                     -           -        4,148
Warrants issued in connection
   with building financing                    -           -          230
Preferred stock dividends                     -           -         (117)
                                       ---------    --------     -------


Balance at December 31, 2001           3,467,650    $(38,683)    $78,773
                                       =========    ========     =======




         The accompanying notes are an integral part of this statement.

                          ULTRAK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,
                                 (in thousands)

                                                                           2001             2000              1999
                                                                          ------           ------            ------
Cash flows from operating activities:
   Net income (loss)                                                    $ (1,461)        $(57,687)            $ 565
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
        Loss from discontinued operations                                     -                -                107
        Loss on disposal of fixed assets                                     305              428               -
        Loss (gain) on sale of investments                                (7,727)             637              (670)
        Loss (gain) on sale of businesses                                 (1,090)             840               -
        Equity in income of Detection Systems, Inc.                           -              (554)           (1,885)
        Realized foreign currency translation losses                          -             4,197               -
        Depreciation and amortization                                      5,311            6,482             5,911
        Provision for losses on accounts receivable                          129            3,556               813
        Inventory writedowns                                                 800           12,370             2,178
        Deferred income taxes                                             (1,464)          (3,015)              676
        Asset impairment                                                   4,466           19,798               -
        Noncash charges reversed                                          (1,600)              -                 -
        Other noncash expenses                                                -               952               288
        Mark-to-market interest rate swap                                    194               -                 -
        Other                                                                  -             (370)               -
        Noncash changes in operating assets and liabilities
              Trade accounts receivable                                    6,395            5,353            (4,992)
              Inventories                                                 (2,073)           9,667            (5,460)
              Advances for inventory purchases                               450            1,422             2,935
              Prepaid expenses and other current assets                      133             (780)            1,698
              Income tax refundable                                          891             (891)              -
              Other assets                                                (1,151)             337             1,981
              Accounts payable - trade                                      (399)          (3,384)            6,975
              Accrued restructuring costs                                 (4,355)           3,885             1,749
              Accrued expenses and other current liabilities                (873)          (1,227)           (1,237)
                                                                           -----          -------            ------
                    Net cash provided by (used in) operating
                    activities                                            (3,119)           2,016            11,632

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                -               563             7,777
   Purchases of marketable securities                                         -               -              (4,458)
   Purchases of common stock of Detection Systems, Inc.                       -                (1)             (531)
   Proceeds from sale of Detection Systems, Inc. common stock             23,176              -                 -
   Purchases of property and equipment                                    (1,203)          (4,297)           (6,183)
   Software development costs                                               (775)          (1,235)           (1,692)
   Proceeds from sale of building                                          1,515               -                 -
   Proceeds from sale of businesses                                        2,593            2,100                -
   Acquisitions, net of cash acquired                                        (70)              -               (680)
                                                                          ------           ------            ------

                   Net cash provided by (used in) investing activities    25,236           (2,870)           (5,767)

                          ULTRAK, INC. AND SUBSIDIARIES

                            Years ended December 31,
                                 (in thousands)


                                                                           2001             2000              1999
                                                                          ------           ------            ------
Cash flows from financing activities:
   Proceeds from revolving line of credit                                $ 9,940         $ 20,000          $ 47,804
   Repayments on revolving line of credit                                (30,347)         (21,581)          (48,304)
   Proceeds from other debt                                                   -             1,204             1,149
   Repayments on other debt                                               (1,152)            (393)               -
   Repayments on mortgage loan                                           (11,500)              -                 -
   Proceeds from financing obligation                                      6,600               -                 -
   Issuance of common stock                                                4,148              919                69
   Purchase of treasury stock                                                 -                -             (6,530)
   Payment of preferred stock dividends                                     (117)            (117)             (117)
                                                                         -------          -------          --------

                 Net cash provided by (used in) financing
                     activities                                          (22,428)              32            (5,929)
                                                                         -------          -------          --------

Net decrease in cash and cash equivalents                                   (311)            (822)              (64)

Effect of exchange rate changes on cash                                     (140)            (185)           (1,443)

Cash provided by discontinued operations                                      -                -              1,784

Cash and cash equivalents at beginning of the year                         3,751            4,758             4,481
                                                                         -------          -------           -------


Cash and cash equivalents at end of the year                             $ 3,300          $ 3,751           $ 4,758
                                                                         =======          =======           =======


Supplemental cash flow information:
 Cash paid during the period for:

      Interest                                                           $ 3,465          $ 3,534           $ 2,322
                                                                         =======          =======           =======

      Income taxes                                                         $ 462            $ 288           $ 1,204
                                                                           =====            =====           =======


Supplemental schedule of noncash investing and financing:

   Purchase of property financed by mortgage                            $ 11,500             $ -               $ -
                                                                        ========             ====              ====

   Issuance of warrants in connection with building financing              $ 230             $ -               $ -
                                                                           =====             ====              ====


   Acquisition of businesses
      Assets acquired                                                                                       $ 3,581
      Liabilities assumed                                                                                    (1,228)
      Common stock issued                                                                                    (1,495)
                                                                                                            -------
                                                                                                                858
      Less cash acquired                                                                                        178
                                                                                                            -------


      Net cash paid for acquisitions                                                                        $  680
                                                                                                            ======


        The accompanying notes are an integral part of these statements.

                          ULTRAK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of Operations

    Ultrak, Inc. (the "Company") is a U.S.-based multinational corporation that designs, manufactures, markets, sells and services electronic products and systems for the security and surveillance, industrial and public address markets worldwide. These products and systems include a broad line of cameras, lenses, high-speed dome systems, monitors, switchers, quad processors, time-lapse recorders, multiplexers, video transmission systems, access control systems, computerized observation and security systems, public address equipment and accessories.

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

    Marketable Securities

    The Company accounts for its marketable securities, all of which are designated as available for sale, using Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders' equity. Realized gains and losses on securities available for sale are reported in income in the year of sale.

    Inventories

    Inventories are comprised principally of goods held for resale, which are valued at the lower of cost (first-in, first-out) or market.

    Advances for Inventory Purchases

    Advances for inventory purchases represent payments in advance for goods purchased primarily from the Far East. Upon receipt of the goods, advances are classified as inventories.

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

    Accounting for Impairment of Long-Lived Assets

    The Company evaluates long-lived assets and intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flows generated by those assets are less than the carrying amounts of such assets.

    Software Development Costs

    The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use in its products. Research and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company's revenue producing products and are amortized in relation to expected revenues from the product up to a maximum of five years. These software development costs are regularly reviewed for impairment, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

    Internal Use Software

    The Company capitalizes certain external direct costs of materials and services, internal payroll and payroll related costs and other qualifying costs incurred in connection with developing or obtaining internal software. These costs are amortized over three to eight years.

    Derivative Financial Instruments

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    The interest rate swap is a cash flow hedge; however, it is accounted for as a fair value hedge because the Company had not established its policy for measuring ineffectiveness. As a result, the derivative hedging instrument is being accounted for as an asset or liability, with changes in fair value at each reporting date included in earnings.

    Stock-Based Compensation

    The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted disclosure-only provisions of SFAS No. 123 (SFAS 123), Accounting for Stock-Based Compensation.

    Revenue Recognition

    Revenue is recognized when a firm sales agreement is in place, delivery has occurred, the price is fixed and determinable and collectibility is reasonably assured.

    Shipping and Handling Fees

    Shipping and handling fees charged to customers are reported as revenue and all shipping and handling costs incurred are reported as cost of sales.

    Foreign Currency Translation

    Local currencies are considered the functional currencies for the Company's operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year.

    Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
    (Loss)

    Comprehensive income (loss) presented in the statement of stockholders' equity consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on investments held for sale. At December 31, 2001 and 2000, accumulated other comprehensive income (loss) consists entirely of cumulative translation adjustments for foreign currency.

    Advertising Expense

    The Company expenses advertising costs as incurred. Total advertising expense was approximately $1.8 million, $2.2 million and $1.7 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

    Income Taxes

    The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. These amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

    Use of Estimates

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

    New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this statement apply to goodwill and other intangible assets acquired between July 1, 2001 and December 31, 2001.

     Major provisions of these statements and their effective dates are as follows:

         o all business combinations initiated after June 30, 2001 must use the purchase method of accounting;

         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

         o effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

         o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator; and

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - Continued

         o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

    The Company amortized goodwill related and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization will no longer be recognized. The Company intends to complete a transitional impairment test of all intangible assets as of March 31, 2002 and a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows.

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, results of operations, or cash flows.

    Reclassifications

    Certain reclassifications have been made to prior years financial statements to conform to the 2001 presentation.


NOTE B - BUSINESS COMBINATIONS AND DIVESTITURES

    2001 Divestitures:

    ULTRAK FRANCE

    On December 31, 2001, the Company's French subsidiary sold its CCTV inventory and other intangibles to Bisset Technology Systems ("BTS") for a nominal amount.

    On October 15, 2001, the Company's French subsidiary sold its BST audio product inventory and other intangibles to Audio Club for $312,000. A loss of approximately $175,000 was recorded in connection with the transaction.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS AND DIVESTITURES - Continued

    INDUSTRIAL FURNACE CAMERA BUSINESS

    On July 27, 2001, the Company sold its industrial furnace camera business to Diamond Power International, Inc. for cash consideration of $2.6 million. The assets sold consist primarily of accounts receivable, inventories, fixed assets, patents, trademarks and other intangibles. The transaction resulted in a gain of $1.3 million. The Industrial Furnace Camera business, currently located in Carroll, Ohio, is a supplier of specialized camera monitoring equipment used in furnace and related industrial applications.

    2000 Divestitures:

    INTERVISION EXPRESS, LTD.

    On July 1, 2000, the Company sold substantially all assets of its UK-based business, Intervision Express, Ltd. ("Intervision") to Norbain SD, Ltd. ("Norbain"), a UK-based distributor of CCTV and access control equipment. The Company received $2.1 million in cash for inventory and certain other assets, including the use of the Intervision trade name. Ultrak retained the right to sell Ultrak-branded products directly to systems integrators and installers in Intervision's previous market in the UK and Ireland. The Company recognized a loss of $840,000 on the transaction in 2000.

    The Company also granted Norbain distribution exclusivity for its Diamond-series dome product line and its CCTV products in the UK. To maintain its exclusivity, Norbain must purchase at least $6.0 million of Ultrak-branded products and dome systems through the end of 2002.

    1999 Business Combinations:

    ABM DATA SYSTEMS, INC.

    Effective March 1, 1999, the Company acquired 100% of the common stock of ABM Data Systems, Inc. ("ABM"), an Austin, Texas based software developer for the alarm-monitoring segment of the security industry. Total consideration was 250,000 shares of registered Ultrak common stock valued at $1.5 million. ABM develops, sells, and services computer software for the alarm monitoring security industry, governmental agencies, and proprietary customers and offers support for computer software targeted for automated security monitoring markets.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE B - BUSINESS COMBINATIONS AND DIVESTITURES - Continued

    MACH SECURITY SP.Z.O.O.

    Effective July 1, 1999, the Company acquired 100% of the stock of MACH Security Sp.z.o.o. ("Mach"), based in Szczecin, Poland. Mach is one of the largest distributors of CCTV products in Poland. Total consideration included an initial payment of $275,000 in cash and a future contingent payment based upon a percentage of Mach income, as defined.

    1999 Divestitures:

    In March 1999, the Company completed the sale of its 10% interest in a company in Japan for $1.8 million in cash.

    No pro forma disclosures have been made as the transactions described above are not significant individually or in the aggregate.


NOTE C - PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows (in thousands):

                                                                                      December 31,
                                                                                ------------------------
                                                   Useful lives                  2001              2000
                                                  --------------                ------            ------
   Machinery and equipment                           3 - 7 years              $ 10,012           $ 9,123
   Furniture and fixtures                            3 - 7 years                 2,586             2,499
   Internal use software                             3 - 8 years                 6,668             7,443
   Software development costs                        3 - 5 years                 3,005             2,421
   Buildings and land                              20 - 30 years                11,053             5,400
                                                                              --------          --------
                                                                                33,324            26,886
   Accumulated depreciation and amortization                                   (14,529)          (11,885)
                                                                              --------          --------
                                                                              $ 18,795          $ 15,001
                                                                              ========          ========

NOTE D - FINANCING ARRANGEMENTS

    Line of Credit

    At December 31, 2001 and 2000, the Company had $15.0 million and $35.4 million outstanding, respectively, under a credit facility. During the first quarter of 2001, the credit facility was reduced from $45 million to $30.0 million. The facility provides for interest payable quarterly at prime plus a range of 0.00% to 0.75% or LIBOR plus a range of 2.25% to 2.75%, depending on the leverage ratio, as defined, for the quarter. The credit facility contains certain restrictive financial and operational covenants and conditions, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The Company pays a monthly unused fee of .375% per annum and borrowings are collateralized by substantially all assets of the Company. At December 31, 2001, the Company was in violation of certain loan covenants and the interest rate was increased to the base rate plus 3.25%, or 8%.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE D - FINANCING ARRANGEMENTS - Continued

    In February 2002, an amendment (the "Eighth Amendment") to the Company's credit facility was signed at the insistence of the lenders that increased the interest rate to 12%, reduced the lending commitment from $30 million to $20 million, and shortened the termination date of the facility from March 31, 2002 to February 28, 2002. The Eighth Amendment also waived certain alleged defaults by the Company under the loan covenants and provided for the payment of certain fees, including fees which the Company believes gave it the right to extend the termination date of the facility back to March 31, 2002.

    Although the Company paid and the lenders accepted all of the fees prescribed by the amendment, the lenders have asserted that the Company did not have the right to extend the termination date of the credit facility. Consequently, in March 2002, the lenders have declared the outstanding balance of the loan to be due, refused to advance funds under the credit facility, and reserved the right to commence foreclosure if the loan is not repaid by April 30, 2002. Although the Company believes that the actions of the lenders are unwarranted and in breach of their obligations under the credit facility, it expects to repay the loan before such actions are initiated.

    The Company has received a financing commitment from a new lender that, combined with a tax refund in excess of $6 million to be received by April 16, 2002, will allow the existing revolving credit facility to be repaid and provide sufficient funds for the Company's operations. The Company and the new lender have approved the terms of the loan documents and the new credit facility is expected to close on April 19, 2002, with funding to follow shortly thereafter.

    Financing Obligation

    During 1998, the Company's Worldwide Corporate headquarters located in Lewisville, Texas was built. Through December 31, 2000, the Company leased its facility under a synthetic lease classified for book purposes as an operating lease. In January 2001, the Company terminated its lease and purchased its corporate headquarters facility from the lessor for $11.5 million.

    In December 2001, the building and the surrounding 14 acres of land were sold to Briarwood Capital Corporation for $6.6 million. The Company will leaseback the building and land at a cost of $60,000 per month for a term of 30 months beginning in January 2002. The lease includes an option to purchase the building and land for $6.9 million at the end of 24 months. Accordingly, this transaction has been accounted for as a financing transaction. The Company has recorded the proceeds from the sale as a financing obligation, classified the lease payments as interest expense and continues to carry the land and building on its books and record depreciation. The difference between the net book value and sales proceeds, which totals $4,466,000, has been recorded in the accompanying statements of operations as an asset impairment.

    In connection with the financing transaction, the Company granted warrants to purchase 200,000 shares of the Company's common stock to the Company's Chairman and Chief Executive Officer. Additionally, the Company granted warrants to purchase 100,000 shares of the Company's common stock to Briarwood Capital Corporation. See Note E regarding details of the warrants.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE D - FINANCING ARRANGEMENTS - Continued

    Other Debt

    The Company has other financing arrangements ($0.4 million) in Belgium which consist of various term loans collateralized by automobiles and computer software. These loans have been classified as current liabilities as a result of management's decision to withdraw from Belgium and their intention to repay these obligations.

    The Company has overdraft facility agreements for certain European subsidiaries up to $1.8 million. At December 31, 2001, there is $0.4 million outstanding under these agreements.

    Interest Rate Swap

    At December 31, 2001, the Company has an interest rate swap to limit the effect of increases in interest rates. The swap has a notional amount of $5 million and expires February 2004. The effect of this agreement is to limit the Company's interest rate exposure by fixing the interest rate at 6.485%. At December 31, 2001, the swap had a fair value of $194,000 and is included in other current liabilities.


NOTE E - STOCKHOLDERS' EQUITY

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

    On October 23, 2001, George K. Broady, Chairman and CEO of Ultrak, Inc., announced that he had contracted to sell all of his Ultrak preferred stock holdings (195,351 shares of Series A 12% convertible preferred stock). Each of the preferred shares is entitled to voting rights equal to 16.667 shares of common stock or a total of voting rights equal to 3,255,915 common shares. Mr. Broady has also granted the buyer a voting proxy on 1,150,000 shares of Ultrak common stock until June 2002. This transaction was completed on January 16, 2002.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE E - STOCKHOLDERS' EQUITY - Continued

    Warrants

    In connection with a personal guarantee given for the building and land financing (see Note D), the Company's Board of Directors granted warrants to the Company's Chairman and Chief Executive Officer to purchase 200,000 shares of common stock at an exercise price of $1.64 per share. The market price of the Company's common stock at the date of grant was $1.43. These warrants expire three years from the grant date and were valued at $130,000. In addition, the Company is obligated to reimburse the Chairman for up to $70,000 of payroll and income taxes related to the warrants. The fair value of these warrants was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility of 84 percent, a risk-free interest rate of 3.0 percent, no dividend yield and an expected life of two years.

    On December 13, 2001, the Board of Directors granted Briarwood Capital Corporation (see Note D) warrants to purchase 100,000 shares of common stock at an exercise price of $1.55 per share. These warrants expire ten years from the grant date and were valued at $100,000. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 81 percent, a risk-free interest rate of 4.4 percent, no dividend yield and an expected life of five years.

    On October 19, 2001, in connection with the private placement of common stock (see below), the Board of Directors granted the placement agent, an unrelated third party, a warrant to purchase 200,000 shares of common stock at $1.25 per share. This warrant expires one year from the grant date.

    Private Placement of Common Stock

    On October 18, 2001, the Company completed a private placement to a foreign individual of 2,337,700 unregistered shares of Ultrak common stock for net proceeds of $4.1 million. On October 28, 2001, the Company exercised an option to sell an additional 293,879 shares of Ultrak common stock to this party for $1.90 per share, subject to stockholder approval which was obtained at a special stockholders meeting held on November 30, 2001. This option transaction has not yet closed.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION

    Tender Offer

    On June 11, 2001, the Company filed a Tender Offer Statement ("TO") to exchange all options held by option holders who had not received options after December 9, 2000 (the "Eligible Options") for new options (the "New Options") to purchase shares of common stock to be granted under the 1988 Plan. The number of shares of common stock subject to the New Options will be based on the number of shares of common stock subject to the Eligible Options that are accepted for exchange and cancelled at the exchange ratio as follows:

    Eligible Option Exercise Price     New Options to be Issued

    Up to $6.62                        1 New Option per 1 Eligible Option (1:1)

    $6.63 to $8.25                     0.75 New Option per 1 Eligible Option (0.75:1)

    $8.26 and above                    0.50 New Option per 1 Eligible Option (0.5:1)


    159,980 stock options were tendered in connection with the exchange. On January 14, 2002, the Company granted 106,215 New Options at an exercise price of $1.49 pursuant to the tender offer.

    Stock Options

    The Company's 1988 Nonqualified Stock Option Plan (the "1988 Plan"), amended on June 11, 2001, provides for grants of options for up to 2,200,000 shares and the 1997 Incentive Stock Option Plan (the "1997 Plan") provides for grants of options for up to 400,000 shares. Shares under the 1997 Plan are awarded based upon the Company achieving one or more definitive performance measurements for a fiscal year, including minimum levels of economic value added, minimum levels of market value added or attainment of the financial budget. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Option grants under the 1997 Plan are limited to 1% of the outstanding common stock of the Company. At December 31, 2001 and 2000, 1,041,896 and 289,012 shares were available for grant under the 1988 Plan and the 1997 Plan.

    Option exercise prices are equal to the market price at the date of grant. Shares under grant generally become exercisable in five equal annual installments beginning one year after the date of grant, and expire after ten years. Shares in the 1988 Plan granted since June 1, 2001 are exercisable in three equal annual installments beginning one year after the date of grant.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION - Continued

    If the Company recognized compensation expense under SFAS No. 123, based upon the fair value at the grant date for options granted under the 1988 Plan and 1997 Plan, the Company's net income (loss) from continuing operations and income (loss) per share would be reduced (increased) to the pro forma amounts indicated as follows (in thousands, except per share data):

                                                                                   Year ended December 31,
                                                                          -----------------------------------------
                                                                           2001             2000               1999
                                                                          ------           ------              ----
         Net income (loss) from continuing operations:
              As reported                                                $(1,461)        $(57,687)            $672
              Pro forma                                                  $(2,606)        $(59,289)            $253

         Basic income (loss) per share from continuing operations:
              As reported                                                $(0.13)           $(4.95)           $0.05
              Pro forma                                                  $(0.22)           $(5.07)           $0.01

         Diluted income (loss) per share from continuing operations:
              As reported                                                $(0.13)           $(4.95)           $0.05
              Pro forma                                                  $(0.22)           $(5.07)           $0.01

    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 55 to 80 percent; risk-free interest rates of 4.5 to 6.5 percent; no dividend yield; and expected lives of seven years.

    Information with respect to options outstanding at December 31, 2001 and changes for the three years then ended is as follows:

                                                  2001                      2000                      1999
                                           ---------------------     ---------------------   ----------------------
                                                        Weighted                  Weighted                 Weighted
                                                         average                   average                  average
                                                        exercise                  exercise                 exercise
                                            Shares        price       Shares        price     Shares         price
                                           --------      -------     --------      -------   --------       -------
       Outstanding at beginning
          of year                         1,118,569      $7.31        953,972      $6.56      859,170         $9.94
              Granted                       620,851       1.89        627,500       8.23      360,500          6.15
              Exercised                          -         -         (166,065)      5.46      (28,333)         2.43
              Forfeited                    (602,934)      6.72       (296,838)      7.80     (237,365)        18.91
                                           --------                  --------               ---------
       Outstanding at end of year         1,136,486      $4.72      1,118,569      $7.31      953,972         $6.56
                                          =========       ====      =========       ====     ========          ====
       Options exercisable at end
          of year                           200,936      $8.45        344,410      $5.83      490,549         $5.83
                                            =======       ====        =======       ====     ========          ====

    Weighted average fair value per share of options granted for 2001, 2000 and 1999 was $1.13, $5.71 and $3.89, respectively.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE F - STOCK-BASED COMPENSATION - Continued

    Additional information about stock options outstanding at December 31, 2001 is summarized as follows:


                                                          Options outstanding               Options exercisable
                                               ---------------------------------------    -------------------------
                                                                Weighted
                                                                 average      Weighted                     Weighted
                                                               remaining      average                      average
                                                   Number     contractual    exercise        Number        exercise
       Range of exercise prices                outstanding        life         price       exercisable       price
       ------------------------                -----------       ------       -------      -----------      -------
       $0.01 to $1.19                              100,000      9.7 years       $ 1.18              -           $ -
       $1.20 to $5.62                              525,351      9.7 years         2.06          1,200          5.42
       $5.63 to $9.00                              291,533      7.0 years         6.32        124,073          6.05
       $9.01 to $13.50                             183,360      7.9 years         9.28         45,472          9.34
       $13.51 to $20.00                             36,242      5.1 years        17.10         30,191         17.10
                                                 ---------                                    -------
                                                 1,136,486                                    200,936
                                                 =========                                    =======



    In January 2002, the Company granted 630,915 stock options under the 1988 Plan to employees, including 106,215 stock options pursuant to the tender offer, at exercise prices ranging from $1.42 to $1.49.


NOTE G - MAJOR CUSTOMERS AND SUPPLIERS

    One of the Company's customers accounted for approximately 14% of total sales during 2001 and 13% of total sales during 2000. Loss of this customer may have a material adverse effect on operations.

    Another major customer, Sam's Club, accounted for approximately 11%, 14%, and 13% of total sales in 2001, 2000 and 1999, respectively. In October 2001, Sam's Club discontinued carrying a substantial portion of Company's products.

    The Company purchased 17% of its products from one contract manufacturer during 2001 and in excess of 20% in 2000 and 1999. Although there are a limited number of manufacturers of the Company's products, management believes there are suppliers who could provide similar products on comparable terms. A change in suppliers could cause a delay in and a possible loss of sales.


NOTE H - COMMITMENTS AND CONTINGENCIES

    Leases

    The Company leases office and warehouse space and data processing equipment under long-term, noncancelable leases.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE H - COMMITMENTS AND CONTINGENCIES - Continued

    Minimum future rental payments for all long-term, noncancelable operating leases are presented below (in thousands):

          Year ending
          December 31,

             2002                 $1,672
             2003                  1,007
             2004                    393
             2005                    279
             2006                    266
             Thereafter              839
                                  ------
                                  $4,456
                                  ======

    Total rent expense was as follows (in thousands):

             2001                $2,866
             2000                 2,574
             1999                 2,704

    Litigation

    The Company is a defendant in various lawsuits arising in the ordinary course of business. Management is of the opinion that all such matters are without merit or are of such a kind, or involve such amounts, as would not have a significant effect on the consolidated financial position, results of operations or cash flows of the Company if disposed unfavorably.


NOTE I - INCOME TAXES

    The provision (benefit) for taxes consists of the following (in thousands):

                                          Year ended December 31,
                                  -----------------------------------------
                                   2001             2000              1999
                                  ------           ------            ------
       Federal
          Current                  $ 140          $(1,476)            $ 597
          Deferred                (1,338)          (4,397)              742
       State                          41             (464)               82
       Foreign                       254            2,192              (135)
                                 -------          -------            ------
                                 $  (903)         $(4,145)           $1,286
                                 =======          =======            ======

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES - Continued

    Income (loss) before provision (benefit) from taxes consists of the following (in thousands):

                                            Year ended December 31,
                                    -----------------------------------------
                                     2001             2000              1999
                                    ------           ------            ------

       United States               $(2,270)        $(37,491)           $2,330
       Foreign                         (94)         (24,341)             (372)
                                   -------         --------            ------


                                   $(2,364)        $(61,832)           $1,958
                                   =======         ========            ======



    The Company's effective income tax rate differed from the U.S. Federal statutory rate as follows:

                                                                  Year ended December 31,
                                                          ---------------------------------------
                                                          2001             2000              1999
                                                          ----             ----              ----
       U.S.  Federal statutory rate                     (34.0)%           (34.0)%           34.0%
       State tax effect                                   0.5              (0.8)             2.5
       Goodwill amortization and impairment              17.5               8.5             20.8
       Tax benefit of foreign restructuring            (409.9)               -               -
       Other nondeductible expenses                       2.8               0.1              3.5
       Rate differential for foreign taxes               19.8               4.1              -
       Change in valuation allowance, exclusive of
          items not affecting income tax expense
          (benefit)                                     362.2              15.2              -
       Other, net                                         2.9               0.2              4.9
                                                         ----              ----             ----
                                                        (38.2)%            (6.7)%           65.7%
                                                        ======            =====             ====

    The components of deferred tax assets and liabilities are as follows (in thousands):

                                                                 December 31,
                                                           ------------------------
                                                            2001              2000
                                                           ------            ------
          Deferred tax assets:
             Inventories                                    $ 742           $ 3,948
             Accounts receivable                              341               821
             Accrued expenses                                 696               608
             Net operating loss carryforwards              17,204             1,346
             Foreign deferred tax assets                    8,444             8,515
             Other, net                                     1,888             1,539
                                                           ------            ------

                Gross deferred tax assets                  29,315            16,777

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE I - INCOME TAXES - Continued

                                                                 December 31,
                                                           ------------------------

                                                            2001              2000
                                                           ------            ------
          Deferred tax liabilities:
             Property, plant and equipment               $ (1,045)          $(2,469)
             Investment in Detection Systems, Inc.             -             (1,031)
                                                         --------           -------

                Gross deferred tax liabilities             (1,045)           (3,500)

          Valuation allowance                             (21,961)           (8,432)
                                                          -------           -------
                Net deferred tax asset                    $ 6,309           $ 4,845
                                                          =======           =======
          Current deferred tax assets                     $ 6,309           $ 6,337
          Non-current deferred tax liabilities                 -             (1,492)
                                                          -------           -------
                                                          $ 6,309           $ 4,845
                                                          =======           =======


    At December 31, 2001, the Company had Federal, state and foreign net operating loss carryforwards of approximately $48,400,000, $23,500,000 and $31,200,000, respectively. Federal net operating loss carryforwards expire in 2021. The state net operating loss carryforwards expire in 2005 to 2021. Substantially all foreign net operating loss carryforwards do not expire.

    The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. In the fourth quarter of 2001, as a result of certain tax restructuring actions of its foreign subsidiaries and a reevaluation of the realizability of income tax benefits from future operations, the Company reduced its deferred tax valuation allowance by $1,150,000. The Company considered positive evidence supported by historical levels of taxable income, estimates of future taxable income, and expiration periods of net operating loss carryforwards, among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax asset. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within carryforward periods (2005 to 2021) and is subject to change depending on tax laws in effect in years in which carryforwards are used.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE J - INVESTMENT IN DETECTION SYSTEMS, INC.

    In January 2001, the Company tendered its 21% interest in Detection Systems, Inc. for $24.0 million, which represented a price of $18 per share. The total gain on sale of this investment was $7.7 million, net of $0.8 million in commissions to the Company's Chairman and Chief Executive Officer.

    The Company accounted for its investment in Detection Systems, Inc. under the equity method and the Company's share of earnings was included in income in 2000 and 1999. The difference between the Company's cost and the underlying equity in Detection Systems, Inc. of approximately $1.6 million represented goodwill.


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

       DSG

       This segment sells video and security products to industrial markets and consumers. This segment includes all sales to Sam's Clubs, which discontinued carrying the Company's Exxis security products in its stores when the Ultrak-related commitments to its suppliers were satisfied in October of 2001.

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

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued

    The following tables provide financial data by segment for the years ended December 31, 2001, 2000 and 1999 (in thousands):


                                                         US                   International
 2001                                                    PSG          DSG          PSG       Supply       Corporate      Total
 ----                                                 ---------    ---------    ---------    ---------    ---------    ---------

    Total revenue .................................   $  70,479    $  47,577    $  52,649    $  27,629    $   1,499    $ 199,833
    Intersegment revenue ..........................        (402)        --        (10,443)     (26,529)        (752)     (38,126)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
    Revenue from external
       customers ..................................   $  70,077    $  47,577    $  42,206    $   1,100    $     747    $ 161,707
                                                      =========    =========    =========    =========    =========    =========


    Gross profit ..................................   $  22,367    $  12,960    $  13,309    $     146    $   1,116    $  49,898
    Selling, general and
       administrative expenses ....................      13,365        4,564       12,679        1,319       16,100       48,027
    Asset impairment ..............................        --           --           --           --          4,466        4,466
    Depreciation and amortization
       expense ....................................         396          159          380          246        4,130        5,311
                                                      ---------    ---------    ---------    ---------    ---------    ---------


    Operating profit (loss) .......................   $   8,606    $   8,237    $     250    $  (1,419)   $ (23,580)   $  (7,906)
                                                      =========    =========    =========    =========    =========    =========


    Total assets ..................................      18,145        9,659       23,008       13,333       57,619      121,764
    Capital additions .............................          32            2          592          189        1,163        1,978

    2000
    ----

    Total revenue .................................   $  91,401    $  60,411    $  76,622    $  24,395    $       6    $ 252,835
    Intersegment revenue ..........................        (968)        --        (29,427)     (22,442)        --        (52,837)
                                                      ---------    ---------    ---------    ---------    ---------    ---------
    Revenue from external
       customers ..................................   $  90,433    $  60,411    $  47,195    $   1,953    $       6    $ 199,998
                                                      =========    =========    =========    =========    =========    =========


    Gross profit (loss) ...........................   $  23,460    $  11,406    $  14,897    $  (1,077)   $  (2,124)   $  46,562

    Selling, general and
       administrative expenses.....................      21,565        5,282       28,541          915       14,820       71,123
    Asset impairment ..............................        --           --         15,420         --          4,378       19,798
    Special charges ...............................        --           --           --            159          956        1,115
    Depreciation and amortization
       expense ....................................         650          276          755          114        4,687        6,482
                                                      ---------    ---------    ---------    ---------    ---------    ---------


    Operating profit (loss) .......................   $   1,245    $   5,848    $ (29,819)   $  (2,265)   $ (26,965)   $ (51,956)
                                                      =========    =========    =========    =========    =========    =========


    Total assets ..................................      35,969       16,362       27,977       11,644       51,545      143,497
    Capital additions .............................       2,722          (89)       1,007          657        1,235        5,532

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE K - SEGMENT DISCLOSURE AND FOREIGN OPERATIONS - Continued


                                                US                International
    1999                                        PSG        DSG         PSG       Supply     Corporate        Total
    ----                                       -----      -----       -----     --------    ---------       -------
    Total revenue                            $92,508    $53,188     $ 81,675    $ 22,556         $ -       $249,927
    Intersegment revenue                      (1,512)        -       (17,658)    (22,556)          -        (41,726)
                                             -------        ---      -------     -------          ---       -------
    Revenue from external

       customers                             $90,996    $53,188     $ 64,017        $ -          $ -       $208,201
                                              ======     ======      =======         ===          ===       =======


    Gross profit                             $29,820    $14,947     $ 21,041       $ 399      $ 1,162      $ 67,369

    Selling, general and
         administrative expenses              18,125      5,723       18,657         966       13,206        56,677
    Special charges                              876        213        2,036          -           750         3,875
    Depreciation and amortization
         expense                               3,401      1,775          673          62           -          5,911
                                             -------    -------       ------      ------    ---------        ------


    Operating profit (loss)                  $ 7,418    $ 7,236       $ (325)     $ (629)    $(12,794)        $ 906
                                             =======    =======       ======      ======     ========         =====


    Total assets                              48,475     27,700       46,531      14,099       63,546       200,351
    Capital additions                          2,386      1,422        2,375           -        1,692         7,875



    Sales by geographic area were as follows (in thousands):

                                                                                   Year ended December 31,
                                                                          -----------------------------------------
                                                                           2001             2000              1999
                                                                          ------           ------            ------
       United States                                                    $119,430         $152,803          $144,185
       Italy                                                              10,537            8,989            10,798
       United Kingdom                                                      6,837            6,924            16,853
       Germany                                                             6,730            9,484            11,302
       France                                                              4,644            8,023            14,378
       Poland                                                              3,618            2,003               527
       South Africa                                                        3,617            3,103             3,549
       Australia                                                           3,068            4,404             5,418
       Switzerland                                                         1,950            1,867               604
       Other                                                               1,276            2,398               587
                                                                        -------          -------           --------
             Total revenues                                             $161,707         $199,998          $208,201
                                                                        ========         ========          ========

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE L - INCOME (LOSS) PER SHARE

     Following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations (in thousands, except share and per share data):

                                                 2001                             2000                            1999
                                     -----------------------------   ------------------------------  ------------------------------
                                         Loss                            Loss                          Income
                                     allocable to             Per    allocable to             Per    allocable to             Per
                                        common               share      common               share      common               share
                                     stockholders   Shares  amount   stockholders   Shares   amount  stockholders   Shares   amount
                                     ------------   ------  ------   ------------   ------   ------  ------------   ------   ------
     Income (loss) from
       continuing operations
       allocable to common
       stockholders                    $(1,578)  12,183,401  $(0.13)  $(57,804)  11,686,049  $(4.95)      $555    11,644,941  $0.05
                                                                                             ======                           =====
     Effect of dilutive securities
        Contingently issuable
           shares                            -            -                  -            -                  -        98,773
        Stock options                        -            -                  -            -                  -       149,587
        Convertible preferred
           stock                             -            -                  -            -                117       406,981
                                       -------   ----------           --------   ----------               ----    ----------

     Income (loss) from continuing
      operations allocable to
      common stockholders
      after assumed conversions        $(1,578)  12,183,401  $(0.13)  $(57,804)  11,686,049  $(4.95)      $672    12,300,282   $0.05
                                       =======   ==========  ======   ========   ==========  ======       ====    ==========   =====


     For the years ended December 31, 2001 and 2000, respectively, no stock options were included in the computation of diluted loss per share because the effect would have been antidilutive.

     For the year ended December 31, 1999, 201,503 stock options were outstanding but not included in the computation of diluted income per share because the option exercise prices were greater than the average market price of the common shares and, therefore, the effect would have been antidilutive.


NOTE M - UNAUDITED QUARTERLY OPERATING RESULTS

    Unaudited quarterly operating results for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                                First            Second          Third            Fourth
       2001:                                   Quarter          Quarter         Quarter           Quarter
       -----                                   -------          -------         -------           -------
          Sales                                $44,418          $40,167         $40,045          $ 37,077
          Gross profit                          13,304           13,614          11,643            11,337
          Net income (loss)                      6,614             (889)           (423)           (6,763)

          Income (loss) per share:
             Basic                               $0.56          $(0.08)          $(0.04)          $(0.50)
             Diluted                              0.54           (0.08)           (0.04)           (0.50)


                          ULTRAK, INC. AND SUBSIDIARIES

NOTE M - UNAUDITED QUARTERLY OPERATING RESULTS - Continued

                                               First            Second          Third            Fourth
       2000:                                  Quarter          Quarter         Quarter           Quarter
       -----                                  -------          -------         -------           -------
          Sales                               $52,134          $53,919        $47,265          $ 46,680
          Gross profit                         16,186           16,669         14,025              (318)
          Net income (loss)                      (428)              69         (3,803)          (53,525)

          Income (loss) per share:
             Basic                             $(0.04)           $ -           $(0.33)           $(4.58)
             Diluted                            (0.04)             -            (0.33)            (4.58)


    See Note O for detail of 2000 special charges.


NOTE N - DISCONTINUED OPERATIONS

    The Company sold Dental Vision Direct, Inc. on August 5, 1998 and completed the disposal in 1999. The Company had no revenues, expenses, or gains from discontinued operations in 2001 and 2000. In 1999, revenues and loss from operations, net of tax benefit of $55,000, totaled $616,000 and $(107,000), respectively.


NOTE O - SPECIAL CHARGES AND CHANGES IN ESTIMATES

    2001 Write-down of Assets

    During 2001, the Company wrote down the carrying value of certain of its inventories by $800,000.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE O - SPECIAL CHARGES AND CHANGES IN ESTIMATES - Continued

    2000 Special Charges - Fourth Quarter

    During the fourth quarter of 2000, the Company, in conjunction with changes in key management personnel, made several changes in its strategic plan which resulted in significant expenses. Additionally, based on this new strategic direction, certain assets were assessed for impairment. The charges to income related to these items are summarized as follows (in thousands):

       Closure of European distribution center                         $ 7,246
       Goodwill impairment - France                                     10,103
       Goodwill impairment - Germany                                     2,985
       Closure of business - France                                      2,686
       Inventory write-downs                                             9,521
       Severance - United States                                           561
       Software development costs                                        1,985
       Impairment of internal use software                               2,899
       Foreign currency losses                                           4,197
       Other                                                               105
                                                                       -------

                                                                       $42,288
                                                                       =======

    Closure of European Distribution Center

    During 1998 and 1999, the Company opened a European distribution center located in Antwerp, Belgium. The purpose of the distribution center was to consolidate purchasing, reduce overhead and create efficiencies. Because of declining sales and operational difficulties, the Company concluded in the fourth quarter 2000 its European distribution center strategy would not be successful. Therefore, the Company evaluated the net realizable value of its European distribution center assets and wrote off and/or wrote down assets that could not be fully recovered or utilized in the other European operations. These consisted of inventory costs ($2,705,000), personnel ($667,000), fixed assets ($1,187,000) and lease termination and other exit costs ($2,687,000). The personnel costs provided for the termination of its 13 employees.

    During 2001, the Company negotiated favorable settlement of certain liabilities provided for at December 31, 2000 as well as selling its facility in Belgium for higher than expected proceeds. These actions resulted in reduction of selling, general and administrative expenses of $950,000 in 2001. The Company still has approximately $90,000 at December 31, 2001 accrued for final closure costs.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE O - SPECIAL CHARGES AND CHANGES IN ESTIMATES - Continued

    Goodwill Impairment/Closure of Business - France

    The Company's continuing losses in France triggered an impairment review in 2000 of its long-lived assets. This decision and the lack of resulting future cash flows in France caused the Company to conclude all associated goodwill, amounting to $10,103,000, was impaired. The primary components of the closure costs involved personnel costs ($1,081,000), writeoffs of fixed assets, accounts receivable and other assets ($1,101,000) and other exit costs ($504,000). The personnel costs provided for termination of its 24 employees.

    The 2000 accruals were based on a liquidation of the business in France; however, the Company was able to sell the French business in 2001. The sale of the French business resulted in a change in estimate of the restructuring accrual of $650,000. At December 31, 2001, the Company has liabilities remaining for severance to one employee ($177,000) and other final settlement costs ($383,000). The net effect on operations in 2001 was a reduction of selling, general and administrative expenses of $650,000.

    Goodwill Impairment - Germany

    As a result of the unsuccessful European centralization strategy and continuing losses in Germany, management performed an impairment review of its long-lived assets at its German subsidiary in 2000. As a result of this analysis, the Company concluded, based on future undiscounted cash flows, that the entire amount of goodwill should be written off.

    Inventory Write Downs

    Inventory write downs are related to discontinued product lines and returned inventory which management has deemed the refurbishing to not be economic.

    Severance - United States

    In 2000, the Company determined certain United States positions would no longer be necessary. As a result, severance compensation was accrued in the fourth quarter of 2000 for 33 employees.

    Software Development Costs

    The Company evaluated products under development during the fourth quarter 2000. Based on this review, capitalized software development costs were written off relating to product designs that were abandoned and did not correspond with future product objectives.

    Impairment of Internal Use Software

    As a result of the outsourcing of certain manufacturing operations in 2000, it was determined that internal use software costs related to those operations was impaired.

                          ULTRAK, INC. AND SUBSIDIARIES

    Foreign Currency Losses

    Foreign currency losses in 2000 of $4,196,630 are related to foreign currency translation losses that were realized upon the sale or closure of foreign operations.

    Summary

    Details of the charges are as follows (in thousands):

                                                       Amount     Accrued      2001     Amount      Accrued
                                  2000     Non-cash   paid in   December 31,  charge    paid in   December 31,
                                 charge     portion     cash        2000     (credit)     cash       2001
                                 -------   ---------  -------   -----------  --------   -------   ------------
       Asset impairments         $19,798   $(19,798)     $ -        $ -        $ -        $ -          $ -
       Inventory charges          12,370    (12,370)       -          -          -          -            -
       Foreign currency losses     4,197     (4,197)       -          -          -          -            -
       Employee severance and
          termination benefits     2,327         -       (255)     2,073     (1,253)      (643)         177
       Leased facilities and other
          termination costs        3,191         -         -       3,191       (347)    (2,371)         473
       Other                         405       (404)       -          -          -          -            -
                                 -------   --------     -----     ------    -------    -------         ----

                                 $42,288   $(36,769)    $(255)    $5,264    $(1,600)   $(3,014)        $650
                                 =======   ========     =====     ======    =======    =======         ====


    Also, there were other charges in the fourth quarter of 2000 for bad debt provisions, other asset write-downs and sales of investments totaling $4.8 million.

    The losses (credits) have been allocated to the 2001 and 2000 statements of operations as follows (in thousands):

                                                        2001              2000
                                                       ------            ------
       Cost of sales                                  $    -            $12,370
       General and administrative                      (1,600)            9,488
       Asset impairment charges                            -             19,798
       Foreign exchange losses                             -              4,197
       Loss on sale of investments                         -                637
       Other expenses                                      -                600
                                                      -------           -------
                                                      $(1,600)          $47,090
                                                      =======           =======

                          ULTRAK, INC. AND SUBSIDIARIES

    2000 Special Charges - Third Quarter

    Special charges of $1,361,000 were incurred in the quarter ended September 30, 2000. These charges included severance obligations of the Company related to the separation of three former executives and severance obligations related to the outsourcing of manufacturing operations in California and Australia. Additionally, costs associated with the proxy contest with Detection Systems, Inc. were recorded. The detail of these charges is as follows (in thousands):

                                                                 Accrued at                   Accrued at
                                           2000                 December 31,                 December 31,
                                          Charge    Settled         2000        Settled          2001
                                          ------    -------     ------------    -------      ------------
       Severance                            $584      $(220)        $364         $(364)         $ -
       California outsourcing                 84        (78)           6            (6)           -
       Australia outsourcing                  75        (75)          -             -             -
       Detection Systems, Inc.
          Proxy Contest                      618       (618)          -             -             -
                                          ------      -----         ----         -----          ---

                                          $1,361      $(991)        $370         $(370)         $ -
                                          ======      =====         ====         =====          ===


    During 2001, $47,000 of amounts accrued at December 31, 2000 were credited to selling, general and administrative expenses due to favorable settlement.

    1999 Special Charges

    During the first quarter of 1999, the Company incurred charges totaling $750,000 related to severance obligations. During the second quarter of 1999, the Company incurred charges totaling $3,125,000 pertaining to restructuring costs for (1) its four European locations including costs for employee severance, terminating leases, and consolidation of all purchasing, shipping, and billing activity to Antwerp, Belgium and (2) closing costs of three United States sales and distribution offices.

    The Company's exit plan commenced in June 1999 and provided for the termination of 54 employees (19 employees in the United States and 35 employees in Europe). The exit plan was completed in 2000 and resulted in the termination of 19 employees in the United States and 35 employees in Europe. Upon completion of the exit plan in October 2000, the Company had approximately $250,000 remaining for leased facilities and other termination costs. This amount has been presented as a credit under the caption "special charges" in the 2000 statement of operations.

                          ULTRAK, INC. AND SUBSIDIARIES

NOTE O - SPECIAL CHARGES AND CHANGES IN ESTIMATES - Continued

    The restructuring charge and the amount settled are as follows (in thousands):

                                                                                     Accrued at
                                                                                    December 31,
                                                         Charge      Settled            2000
                                                         ------     --------        ------------
    Severance and other related employee costs           $2,608      $(2,608)         $ -
    Leased facilities and other termination costs         1,267       (1,267)           -
                                                         ------      -------          ---


                                                         $3,875      $(3,875)         $ -
                                                         ======      =======          ===


    Change in Estimate

    During the fourth quarter of 1999, the Company increased its allowance for doubtful accounts for its European and South African subsidiaries by approximately $1.0 million.


NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value.

    Cash, cash equivalents, accounts receivable, accounts payable, line of credit, and other debt are carried at cost, which approximates their fair value based on the short maturities of these instruments and the variable rates on the line of credit. The Company's financing obligation of $6.6 million approximates its fair value as the transaction was completed in December 2001.

    The Company uses an interest rate swap arrangement to manage exposure to interest rate fluctuations. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense in the period incurred or earned. The fair value of the interest rate swap at December 31, 2001 is approximately $194,000 and included in other current liabilities in the balance sheet.

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE
         --------------------------------------------------------------





Board of Directors and Stockholders
Ultrak, Inc.

In connection with our audit of the consolidated financial statements of Ultrak, Inc. and Subsidiaries referred to in our report dated March 1, 2002, which is included in Part IV of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Dallas, Texas
March 1, 2002

                                                                     SCHEDULE II


                          ULTRAK, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                           Balance at                        Charged                    Balance at
                                            Beginning       Charged  to     to other                           End
    Description                            of Period         Operations      Accounts     Deductions     of Period
    -----------                           -----------        ----------      --------     ----------    -----------
Allowance for doubtful trade accounts
    Year ended December 31, 2001               $5,791           $  129       $(105)(1)    $(3,312)(2)     $ 2,503
    Year ended December 31, 2000                2,402            3,556          -  (1)       (167)(2)       5,791
    Year ended December 31, 1999                1,658              813          23 (1)        (92)(2)       2,402

Deferred tax valuation allowance
    Year ended December 31, 2001               $8,432          $13,529        $ -            $ -          $21,961
    Year ended December 31, 2000                   -             8,432          -              -            8,432



Notes
-----

(1)  Balances recorded from business combinations and other.

(2)  Balances written off.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

    None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

    There is hereby incorporated by reference the information regarding the Company's directors to appear under the caption "Election of Directors" in the Company's proxy statement for its 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), which the Company expects to file with the Securities and Exchange Commission on or about April 30, 2002. See also the list of the Company's executive officers and related information under "Directors and Executive Officers" in Part I of the 2002 Proxy Statement.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

    There is hereby incorporated by reference the information to appear under the captions "Election of Directors" and "Executive Compensation and Other Information" in the 2002 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

    There is hereby incorporated by reference the information with respect to security ownership to appear under the caption "Security Ownership of Principal Stockholders and Management" in the 2002 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

    There is hereby incorporated by reference the information to appear under the caption "Executive Compensation and Other Information - Certain Transactions" in the 2002 Proxy Statement.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
           ---------------------------------------------------------------

    (a) Financial Statement Schedules filed as part of this Annual Report on Form 10-K.

    Financial Statements:

         Report of Independent Certified Public Accountants.

         Consolidated Balance Sheets as of December 31, 2001, and 2000.

         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

         Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

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

    (b) Reports on Form 8-K

                  A Current Report on Form 8-K was filed with the Securities and Exchange Commission on November 1, 2001 reporting the private placement of 2,337,700 shares of the Company's Common Stock to Niklaus Zenger for a per share cash price of $1.90, and the announcement by George K. Broady that he had contracted to (a) sell his 195,351 shares of Series A 12% Convertible Preferred Stock (the "Preferred Stock") to Mr. Zenger and/or Mr. Zenger's assigns (these shares of the Preferred Stock represent 3,255,915 votes), and
    (b) grant Mr. Zenger a voting proxy on 1,150,000 shares of Mr. Broady's Common Stock for a period of approximately 8 months.

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

       10.21 First Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain
                  Lenders, dated November 12, 1999 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999)

       10.22      Second Amendment to First Amended and Restated Credit
                  Agreement between Ultrak, Inc., Bank One of Texas, N.A. and
                  Certain Lenders, dated January 31, 2000 (filed as Exhibit
                  10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

       10.23 Third Amendment to First Amended and Restated Credit Agreement between Ultrak, Inc., Bank One of Texas, N.A. and Certain
                  Lenders, dated February 29, 2000 (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1999)

       10.25      Amended and Restated Credit Agreement between Ultrak
                  Operating, L.P., American National Bank and Trust Company of
                  Chicago and Certain Lenders, dated March 22, 2000 (filed as
                  Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

       10.26      First Amended and Restated Credit Agreement among Ultrak
                  Operating, L.P., American National Bank and Trust Company of
                  Chicago and Harris Trust Savings Bank, dated May 17, 2000
                  (filed as Exhibit 10.26 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended June 30, 2000)

       10.28      Fourth Amendment and Continuation of Waivers effective March
                  1, 2001 between Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Harris Trust Savings Bank
                  (filed as Exhibit 10.28 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000)

       10.29      Fifth Amendment and Continuation of Waivers dated March 28,
                  2001 between Ultrak Operating, L.P., American National Bank and Trust Company of Chicago and Harris Trust Savings Bank
                  (filed as Exhibit 10.29 to the Company's Annual Report on Form
                  10-K for the year ended December 31, 2000)

       10.30      Employment Agreement, effective January 1, 2001, between the
                  Company and Peter Beare (filed as Exhibit 10.30 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 2000)

       10.33 Sixth Amendment to First Amended and Restated Credit Agreement between Ultrak Operating, L.P., Ultrak, Inc., American
                  National Bank and Trust Company of Chicago and Harris Trust
                  Savings Bank, dated April 6, 2001 (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

       10.34      Seventh Amendment and Waiver to the First Amended and Restated
                  Credit Agreement between Ultrak Operating, L.P., Ultrak, Inc.,
                  American National Bank and Trust Company of Chicago and Harris
                  Trust Savings Bank, dated May 15, 2001 (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

       10.35      Eighth Amendment to Operative Agreements between Ultrak
                  Operating LP, Ultrak, Inc., First Security Bank, National
                  Association, Wells Fargo Bank Texas, National Association and
                  Bank One, N.A. dated May 30, 2001 (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)



       10.36      Waiver - Minimum Excess Availability of the First Amended and
                  Restated Credit Agreement between Ultrak Operating, LP,
                  Ultrak, Inc., American National Bank and Trust Company of
                  Chicago and Harris Trust and Savings Bank, dated July 20, 2001
                  (filed as Exhibit 10.36 to the Company's Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2001)

       10.37      Ninth Amendment to Operative Agreements between Ultrak
                  Operating LP, Ultrak, Inc., First Security Bank, National
                  Association, Wells Fargo Bank Texas, National Association and
                  Bank One, N.A. dated September 27, 2001 (filed as Exhibit
                  10.37 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

       *10.38     Tenth Amendment to Operative Agreements between Ultrak
                  Operating LP, Ultrak, Inc., First Security Bank, National
                  Association, Wells Fargo Bank Texas, National Association and
                  Bank One, N.A. dated November 9, 2001

       *10.39     Pledge Agreement dated as of November 14, 2001 between Ultrak
                  Operating, LP and Wells Fargo Bank Texas, National Association

        10.40 Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934 (filed on Schedule TO-1 dated June 11, 2001)

        10.41 Tender Offer Statement under Section 14(d)(1) or 13(e)(1) of the Securities Exchange Act of 1934, Amendment No. 1 (filed on
                  Schedule TO-1/A dated June 29, 2001)

        10.42     Stock Purchase Agreement dated September 27, 2001, between
                  Ultrak, Inc. and Niklaus Zenger (filed as Item 5 on the
                  Company's 8-K filing dated October 23, 2001)

        *10.43    Amended and Restated to Ultrak, Inc 1988 Non-Qualified Stock
                  Option Plan, adopted by the Board as of June 1, 2001

        *10.44    Employment Agreement, effective January 1, 2002, between the
                  Company and Wendy Diddell

        *10.45    Employment Agreement effective January 1, 2002, between the
                  Company and Chris Sharng

        *10.46    Severance Agreement dated as of December 4, 2001, between
                  Ultrak Operating, LP, Ultrak, Inc. and George K. Broady

        *10.47    Amendment No. 1 to Ultrak, Inc. 1988 Non-Qualified Stock
                  Option Plan (As Amended and Restated Effective June 1, 2001)
                  effective as of December 4, 2001

        *10.48    Contract of Sale between Ultrak Operating, L.P. and Briarwood
                  Capital Corporation, dated December 13, 2001

        *10.49 Guaranty Reimbursement Agreement dated December 17, 2001 between Ultrak, Inc. and George K. Broady

        *10.50    Warrant Agreement dated January 14, 2002 between Ultrak, Inc.
                  and George K. Broady

        *10.51    Eighth Amendment and Waiver to the First Amended and Restated
                  Credit Agreement between Ultrak Operating, L.P., Ultrak, Inc.,
                  American National Bank and Trust Company of Chicago and Harris
                  Trust Savings Bank, dated February 6, 2001

        *21.1      Subsidiaries of the Company

------------

*   Exhibits 10.38, 10.39, 10.43, 10.44, 10.45, 10.46, 10.47, 10.48, 10.49,
    10.50, 10.51 and 21.1 are filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of April, 2002.

                                               ULTRAK, INC.

                                               By  /s/ George K. Broady
                                                   ----------------------
                                                   George K. Broady
                                                   Chairman and Chief Executive
                                                   Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              NAME                                          TITLE                            DATE
  /s/George K. Broady                    Chairman of the Board and Chief
  --------------------------------       Executive Officer
   George K. Broady                      (Principal Executive Officer)

  /s/ Chris Sharng                       Senior Vice President-Finance,
  --------------------------------       Secretary, Treasurer and Chief
   Chris Sharng                          Financial Officer (Principal
                                         Financial and Accounting
                                         Officer)

  /s/ Peter D. Beare                     Director
  --------------------------------
   Peter D. Beare

  /s/ Alastair J.A.B. Gunning            Director
  --------------------------------
   Alastair J.A.B. Gunning

   /s/ Ronald F. Harnisch                Director
  --------------------------------
   Ronald F. Harnisch

  /s/ Bryan C. Tate                      Director
  --------------------------------
   Bryan C. Tate

  /s/ Michael G. Morris                  Director
  --------------------------------
   Michael G. Morris

  /s/ Gerard Codeluppi                   Director
  ---------------------------------
   Gerard Codeluppi

  /s/ Niklaus F. Zenger                  Director
  ---------------------------------
   Niklaus F. Zenger