Form 10-K/A
period 2001-12-31
ULTRAK INC
filed 2002-04-30
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2002 was $10,702,912. As of that date, 14,026,588 shares of the Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

This Form  10-K/A  amends the  Company's  Form 10-K  filed on April 15,  2002 as
follows  as  to  "Liquidity  and  Capital   Resources,"  Part  III,  "Report  of
Independent Certified Public Accountants," and "Note D-Financing Arrangements."

LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a decline in cash flows from operations in 2001 of $5.1 million, despite a reduction in the net loss of $56.7 million in 2001.

     Net cash provided by investing activities was $25.2 million in 2001, versus $2.9 million of cash used in investing activities in 2000. The large increase in 2001 primarily resulted from the net proceeds on the sale of the shares of Detection Systems, Inc. and the Industrial Furnace Camera business. Purchases of fixed assets and capitalized software were $2.0 million in 2001, compared to $5.5 million in capital spending in 2000. This resulted in a $28.1 million increase in the cash provided by investing activities.

     Net cash used in financing activities was $22.4 million in 2001, compared to negligible cash provided by financing activities in 2000. The most significant differences resulted from $20.4 million of net repayments on the Company's revolving line of credit and repayments of $11.5 million on the mortgage for the Headquarters Facility in 2001. These repayments were offset by the proceeds of $6.6 million from the sale of the Headquarters Facility, as well as $4.1 million in proceeds from the issuance of additional Common Stock.

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

     As a result of the disputes with lenders described below, interest rates increased after the end of the third quarter of 2001. The rate was fixed at prime plus 3.25% during the fourth quarter of 2001. Late in the first quarter of 2002, the rate was subsequently increased to 12.00%. The Company also paid a monthly fee of 0.375% per annum based on the average unused borrowing availability under the credit facility. The credit facility contained certain financial and operational covenants, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The lenders alleged that the Company violated certain of these covenants at various times during 2001, but subsequently waived the alleged defaults.

     Subsequent to December 31, 2001, an amendment (the "Eighth Amendment") to the Company's revolving credit facility was signed at the insistence of the lenders (see Exhibit 10.51 to this Form 10-K) that increased the interest rate to 12.00%, reduced the lending commitment from $30 million to $20 million, and accelerated the termination date of the facility from March 31, 2002 to February 28, 2002. The Eighth Amendment also waived certain alleged defaults by the Company under the loan covenants and provided for the payment of certain fees.

     Consequently, subsequent to February 28, 2002, the lenders declared the outstanding balance of the loan to be due, increased the interest rate to 12.00%, refused to advance funds under the credit facility, and reserved the right to commence foreclosure proceedings if their loan was not repaid in full by April 30, 2002.

     On April 19, 2002, the Company signed a three-year, $15 million revolving credit facility with The Frost National Bank, a national banking association, doing business as Frost Capital Group and formerly known as Creekwood Capital. This new financing arrangement will serve as Ultrak's main line of credit, paying off its indebtedness to its previous lenders, while permitting sufficient financial support for Ultrak's working capital needs. As part of this new arrangement, Ultrak significantly reduces its overall interest expense and related costs. The Frost arrangement also frees up Ultrak's international divisions to secure localized lines of credit, further enhancing Ultrak's financial flexibility to pursue growth opportunities.

     The Company received during the week of April 8, 2002 a federal income tax refund of approximately $6.3 million from the Job Creation and Worker Assistance Act of 2002, signed into law March 9, 2002. This statute allowed the Company to carry back its 2001 net operating losses to the 1996 and 1997 tax years, permitting a refund of federal income taxes previously paid for those years. The act extended the carry back period on net operating losses to five years from two years for losses arising in tax years ending in 2001 and 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     The persons currently serving as directors of the Company (and who are the persons currently contemplated to be nominated for election as directors at the 2002 Annual Meeting of Stockholders) are listed below:

     George K. Broady, age 63, has served as Chairman of the Board and Chief Executive Officer of the Company since March 1991, and served as President of the Company from March 1991 to August 1997.

     Gerard Codeluppi, age 39, has served as a director of the Company since March 2002. Mr. Codeluppi is an accountant and from November 1999 to March 2002 he was President of the French subsidiary of Red Cube International ("Red Cube") and member of Red Cube's European board. Red Cube is an international provider of internet protocol and enhanced web-based next generation communication technology. From May 1998 to October 1999 Mr. Codeluppi was employed by Econophone, Inc. as National Sales Director and member of the French board of directors. Econophone is a telecommunications company based in New York. Prior to May 1998 Mr. Codeluppi was Director of Sales at Mobicom. Mobicom is a French telecommunications company.

     Alastair J. A. B. Gunning, age 65, has served as a director of the Company since October 2001. Mr. Gunning, an attorney for over 40 years, is currently a consultant to the law firm of Mayer Brown Rowe & Maw in London and to Wakefield Quin, Barristers and Attorneys, of Hamilton, Bermuda, and consultant, general counsel and director of various private companies engaged in aerospace and telephony.

     Michael Morris, age 30, has served as a director of the Company since April 2002. Since February 2002, Mr. Morris has been with Strategic Finance (UK) Limited as a director. Strategic Finance (UK) Limited is a consulting group in the fields of financial structuring, capital markets and trading processes. From October 1999 to January 2002 Mr. Morris was with the Tiller Group of Companies as M & A Consultant. The Tiller Group is a private company with diversified operations worldwide. From before 1997 to October 1999 Mr. Morris was with the Zomba Group of companies as A & R Executive. The Zomba Group is one of the world's largest privately held entertainment and media groups.

     Bryan C. W. Tate, age 57, has served as a director of the Company since October 2001. Since 1983, Mr. Tate has been the Chairman, Chief Executive Officer and majority shareholder of Digitel Corporation, a privately-held, Atlanta, Georgia based, telecommunications company.

     Niklaus F. Zenger, age 40, has served as a director of the Company since March 2002. Mr. Zenger has been a private investor for the prior five years. Mr. Zenger was a founder and director of Red Cube. Mr. Zenger has been involved in various capacities with a number of privately held companies.

EXECUTIVE OFFICERS

     The executive officers of the Company (the "Executive Officers") are as follows:

     NAME               AGE     POSITION

     George K. Broady   63      Chairman of the Board and Chief Executive
                                Officer

     Peter D. Beare     45      President and Chief Operating Officer

     Chris T. Sharng    38      Senior Vice President, Chief Financial Officer
                                and Secretary

     Wendy S. Diddell   36      Senior Vice President of Sales and Marketing

     See above under "DIRECTORS" for biographical information concerning Mr. Broady.

     Peter D. Beare served as a director of the Company from October 2001 to April 2002. Mr. Beare joined the Company in May 2000 as Vice President-Technology and has been the President and Chief Operating Officer of the Company since July 2000. From prior to 1997 to May 2000 Mr. Beare was employed by Baxall, Ltd., a United Kingdom manufacturer of CCTV security and surveillance systems. Mr. Beare's last position with Baxall, Ltd. was as Managing Director.

     Chris T. Sharng joined the Company in October 2000 as Senior Vice President and Chief Financial Officer. From March 1989 to July 2000 Mr. Sharng was employed by Mattel, Inc., a large publicly-held consumer products company, in various capacities and he served as Mattel's Vice President of International Finance and Planning from 1996 to July 2000.

     Wendy S. Diddell has been the Senior Vice President of Sales and Marketing at the Company since August 2000, after serving as Vice President of the Company's Consumer Group from July 1997 to August 2000. From April 1991 to July 1997, Ms. Diddell was employed by Philips Consumer Electronics Company in various capacities, with her last position being National Account Director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors and 10% holders of Common Stock or securities convertible into Common Stock, to file with the SEC reports of ownership and reports of changes in ownership in Common Stock. Such officers, directors and 10% holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other forms were required during the 2001 fiscal year the Company believes that all Section 16(a) filing requirements were complied with except as follows: (a) Vince Broady, then serving as a director of the Company, filed an amended Form 5 for the year ended December 31, 2000 on February 14, 2002 to correct the number of shares beneficially owned by Vince Broady and (b) Chris Sharng, an Executive Officer, filed a Form 4 on April 25, 2001 in connection with the purchase of 1,000 shares of Common Stock on March 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS SUMMARY COMPENSATION TABLE

     The following summary sets forth all annual and long-term compensation paid or accrued to the Executive Officers earning in excess of $100,000 during 2001 for services rendered to the Company during the fiscal years ended December 31, 2001, 2000 and 1999.

                                                                                LONG TERM
                                            ANNUAL COMPENSATION              COMPENSATION
                                            -------------------              ------------

NAME AND
PRINCIPAL                                                                           STOCK             ALL OTHER
POSITION                          YEAR        SALARY             BONUS            OPTIONS          COMPENSATION
--------                          ----        ------             -----            -------          ------------
George K. Broady,                 2001       $385,632          $770,019(1)        138,851          $  16,000(9)
Chief Executive Officer and                                                                        $   3,174(2)
Chairman of the Board             2000       $385,632          $      0           132,000          $   3,174(2)
                                  1999       $385,000          $      0                 0          $   3,003(2)

Peter D. Beare                    2001       $237,297(3)       $ 65,311           250,000          $  10,591(5)
President and                                                                                      $  27,417(6)
Chief Operating Officer           2000       $101,444(4)       $      0            62,000          $   2,252(5)
                                                                                                   $   6,297(6)
                                  1999            N/A               N/A               N/A                N/A

Chris T. Sharng,                  2001       $175,000          $ 36,007                 0          $  66,954(8)
Senior Vice President,                                                                             $   2,585(2)
Chief Financial Officer and       2000       $ 40,385          $      0                 0          $       0
Secretary                         1999            N/A               N/A               N/A                N/A

Wendy S. Diddell                  2001       $177,000          $ 62,271            50,000          $3,966.82(2)
Senior Vice President -           2000       $164,981          $ 71,250            35,000          $   3,974(2)
Sales and Marketing                                                                                $  10,620(7)
                                  1999       $138,173          $ 53,195            10,000          $   3,755(2)

(1) Bonus paid to Mr. Broady upon sale of Company's ownership in Detection Systems, Inc. See "Certain Relationships and Related Transactions".

(2)  Contribution to 401(k) Plan on behalf of employee.

(3) Peter Beare's annualized base salary was $225,000 from January 1, 2001 to September 30, 2001 and $310, 000 from October 1, 2001 to December 31, 2001. The $237,297 includes $9,628 in back-pay due to a salary increase in 2000.
(4)  For period from May 8, 2000 to December 31, 2000.

(5)  Amount paid for employee's use of automobile in the U.S.

(6)  Amount paid for employee's U.S. related housing expense.

(7)  Value realized due to exercise of stock options.

(8)  Taxable amount paid for relocation of Mr. Sharng.

(9)  Reimbursement of legal fees of Mr. Broady.

STOCK OPTION PLANS

     The Company currently maintains the Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (the "1988 Plan") and the Ultrak, Inc. 1997 Incentive Stock Option Plan (the "1997 Plan"). Options to purchase an aggregate of 1,767,521 shares of Common Stock were outstanding under both the 1988 Plan and the 1997 Plan at exercise prices from $1.02 per share to $18.25 per share. Of the total options, options to purchase 1,275,851 shares were subject to options (vested or unvested) held by the Executive Officers. The option exercise price is set by the Compensation Committee based on the market price of Common Stock.

Description of the 1988 Plan

     Under the 1988 Plan, options to purchase shares of Common Stock may be issued to full-time employees, including officers, and persons equivalent to employees, as chosen by the Compensation Committee. All four of the Executive Officers have outstanding option grants under the 1988 Plan. Pursuant to amendments approved at the 2001 Annual Meeting of Stockholders (the "2001 Amendments"), options granted after the 2001 Amendments under the 1988 Plan vest at the rate of 33 1/3% over a three-year period. Prior to the 2001 Amendments, the options vested based upon full-time employment with the Company at the rate of 20% per year over a five-year period. The options expire ten years from the date of grant. The option exercise price is based on the market price of Common Stock as of the close of business on the last business day prior to the date of grant. Options which are vested may be exercised at any time thereafter and prior to the expiration of the option.

     Unvested options under the 1988 Plan automatically vest and may be exercised in the event (i) the optionee dies or becomes disabled, (ii) the Company is merged, consolidated or reorganized, (iii) the Company is dissolved or liquidated, (iv) substantially all property and assets of the Company are sold, (v) more than 50% ownership of the Company is transferred, or (vi) the employee is terminated other than for cause and his or her written employment agreement so provides. If an employee is dismissed without cause, unexercised vested options may be exercised for 30 days before automatically expiring. If an employee is dismissed for cause, unexercised vested options terminate immediately.

Description of the 1997 Plan

     Options may be granted under the 1997 Plan to eligible employees and nonemployee directors of the Company for the purchase of a maximum of 400,000 shares of Common Stock. None of the Executive Officers has an outstanding option grant under the 1997 Plan. Employees eligible under the 1997 Plan are the non-employee directors, executive officers and such other management employees as determined by the Compensation Committee each year. To be eligible for an option grant for a fiscal year, an otherwise eligible employee or director must be employed by the Company or serve as a director as of January 1 of that year. The 1997 Plan is a formula-based plan administered by the Compensation Committee. Under the 1997 Plan, the Compensation Committee may grant either non-qualified stock options or incentive stock options.

     Options are granted under the 1997 Plan based on the Company achieving one or more of the following considerations for the fiscal year: (i) Economic Value Added ("EVA"), the primary component of which is the amount of net income for the year which exceeds a hurdle or target amount of return on stockholders' equity, (ii) Market Value Added ("MVA"), the primary component of which is the increase in the market value of the Company for the fiscal year as measured by the price of Common Stock or (iii) Budget Achievement ("Budget"), the primary component of which is the Company meeting or exceeding its approved financial budget for the fiscal year. Prior to December 31 of each fiscal year, the Compensation Committee will determine the percentage that each of the above considerations represents in the determination of grants under the 1997 Plan, which percentages must aggregate to 100%, and the maximum number of options that can be granted based on the fiscal year's performance ("Option Pool"), which cannot exceed 1% of the outstanding shares of Common Stock. Prior to December 31 of each fiscal year, the Compensation Committee will determine the percentage that each eligible employee and non-employee director is eligible to receive from the Option Pool. No options were granted under the 1997 Plan during the fiscal years ended December 31, 2000 and 2001.

Tax status of the 1988 Plan and the 1997 Plan

     Pursuant to the 1997 Plan, the Compensation Committee may provide for an option to qualify either as an incentive stock option or non-qualified stock option. The tax treatment of an incentive stock option and non-qualified stock option is set out below. The following statements are based upon present federal income tax laws and regulations and are subject to change if the tax laws and regulations, or interpretations thereof, are changed.

     Tax status of Incentive Stock Options. All stock options that qualify under the rules of Section 422 of the Code will be entitled to incentive stock option treatment. To receive incentive stock option treatment, an optionee must not dispose of the acquired stock within two years after the option is granted or within one year after the shares are transferred to the optionee. In addition, the individual must have been an employee of the Company for the entire time from the date of granting of the option until three months (one year if the employee is disabled) before the date of the exercise. The requirement that the individual be an employee and the two-year and one-year holding periods are waived in the case of death of the employee. If all such requirements are met, no tax will be imposed upon the exercise of the option, and any gain upon sale of stock will be entitled to capital gain treatment. The employee's gain on exercise (the excess of fair market value at the time of exercise over the exercise price) of an incentive stock option is a tax preference item and, accordingly, is included in the computation of alternative minimum taxable income.

     If an employee does not meet the two-year and one-year holding requirements (a "Disqualifying Disposition"), but does meet all other requirements, income tax will be imposed at the time of sale of the stock. In such event, the employee's gain on exercise will be treated as ordinary income rather than capital gain and the Company will get a corresponding deduction at the time of sale. Any remaining gain on sale will be short-term or long-term capital gain, depending on the holding period of the stock. If the amount realized on the Disqualifying Disposition is less than the value at the date of exercise, the amount includible in gross income, and the amount deductible by the Company, will equal the excess of the amount realized on the sale or exchange over the exercise price.

     Tax status of Non-Qualified Stock Options. Generally, an optionee will not recognize income for federal income tax purposes upon the grant of a non-qualified option. On exercise of a non-qualified option, however, the optionee will recognize ordinary income in an amount equal to the excess of the fair market value of the shares on the date of exercise over the option price of such shares, and the Company will be allowed a federal income tax deduction equal to the amount of ordinary income recognized by the optionee at the time of such recognition by the optionee.

OPTION GRANTS IN LAST FISCAL YEAR

     The table below shows information on grants of stock options to the Executive Officers under the 1988 Plan during the fiscal year ended December 31, 2001, which option grants are reflected in the Executive Officers Summary Compensation Table. There were no grants during such fiscal year under the 1997 Plan.

                                                                                                              POTENTIAL REALIZED
                                                INDIVIDUAL GRANTS                                             VALUE AT ASSUMED
                                                -----------------                                             RATES OF STOCK
                       NUMBER OF                                                                              PRICE APPRECIATION
                       SECURITIES        % OF TOTAL                                                           FOR OPTION TERM
                       UNDERLYING        GRANTED TO       EXERCISE          PRICE ON                          ---------------
                       OPTIONS           EMPLOYEES IN     PRICE             DATE OF        EXPIRATION
NAME                   GRANTED           FISCAL YEAR(a)   ($/SHARE)         GRANT          DATE(b)              5%             10%
----                   -------           --------------   ---------         -----          -------              --             ---
George K. Broady       138,851(c)            23.03%       $     2.73       $     2.73       06/01/2011       $133,915       $146,860

------------------------------------------------------------------------------------------------------------------------------------
Total                  138,851               23.03%                                                          $133,915       $146,860
------------------------------------------------------------------------------------------------------------------------------------

Peter D. Beare          50,000(c)             8.30%       $     1.18       $     1.18       09/14/2011       $ 56,845       $ 60,343
                       200,000(c)            33.17%       $     1.57       $     1.57       12/04/2011       $219,251       $234,811

------------------------------------------------------------------------------------------------------------------------------------
Total                  250,000               41.47%                                                          $276,096       $295,154
------------------------------------------------------------------------------------------------------------------------------------

Chris T. Sharng              0

------------------------------------------------------------------------------------------------------------------------------------
Total                                         0.00%                                                          $   0.00       $   0.00
------------------------------------------------------------------------------------------------------------------------------------

Wendy S. Diddell        50,000(c)             8.30%       $     1.18       $     1.18       09/14/2011       $ 56,845       $ 56,845

------------------------------------------------------------------------------------------------------------------------------------
Total                                         8.30%                                                          $ 56,845       $ 60,343
------------------------------------------------------------------------------------------------------------------------------------

     (a) A total of 620,851 options were granted to all employees during the fiscal year ended December 31, 2001.

     (b) Under the terms of the 1988 Plan, all stock options not exercised within 30 days after termination of employment will terminate.

     (c) Options granted under the 1988 Plan previously vested in one-fifth increments over a five-year period. Pursuant to the 2001 Amendments, options granted under the 1988 Plan after the 2001 Amendments vest in one-third increments over a three year period.

EXECUTIVE OFFICERS' OPTIONS, EXERCISES AND HOLDINGS TABLE

     There were no exercises of stock options during 2001 by the Executive Officers. The Company does not utilize stock appreciation rights ("SARs"). The unexercised options owned by the Executive Officers as of December 31, 2001 are presented below:

                                                            NUMBER OF
                                                            SECURITIES           VALUE OF
                                                            UNDERLYING           UNEXERCISED IN-
                                                            UNEXERCISED          THE-MONEY
                                                            OPTIONS/SARS         OPTIONS/SARS
                     SHARES                VALUE            AS AT 12/31/01       AS AT 12/31/01
                     ACQUIRED ON          REALIZED          EXERCISABLE/         EXERCISABLE/
NAME                 EXERCISE IN 2001      ($)(1)           UNEXERCISABLE        UNEXERCISABLE (2)
----                 ----------------      ------           -------------        -----------------
George K. Broady            0                N/A            96,400/224,451(3)          $0/$0

Peter D. Beare              0                N/A            12,400/299,600             $0/$59,000

Chris T. Sharng             0                N/A                0/0(4)                 $0/$0

Wendy S. Diddell            0                N/A             12,000/81,000             $0/$59,000

(1) If applicable, would be based on the fair market value of the shares on the exercise date less the exercise price paid for those shares.

(2) Based on the fair market value of the option shares at fiscal year end ($1.46 per share on the basis of the closing price on the NASDAQ National Market at fiscal year-end) less the exercise price. If the closing price is less than the exercise price, then the value of unexercised options equals zero.

(3) Total of 224,451 at December 31, 2001 does not include 475,000 options granted to Mr. Broady in January 2002.

(4)  Mr. Sharng was granted 75,000 options in January 2002.

OTHER EMPLOYEE BENEFIT PLANS

     The Company does not sponsor any defined benefit or actuarial plans. However, the Company does sponsor a 401(k) plan for all eligible employees whereby the Company matched 50% during 2001 of the employee's contribution up to 6% of the employee's base salary.

     During 2001, the Company provided a medical insurance program for its full-time employees of which it paid 60% of the premium. As of December 31, 2001 the Company did not have any defined benefit retirement or non-contributory pension plans for its employees, officers or directors.

     The Company has a policy that all loans from the Company or its subsidiaries to its officers, directors and key employees or their affiliates must be approved by a majority of disinterested directors. There are no loans outstanding to any Executive Officer or Director.

COMPENSATION OF DIRECTORS

     Each non-employee director receives an annual fee of $16,500, and officers and directors are generally reimbursed for out-of-pocket expenses incurred in connection with attendance at Board and Committee meetings.

EMPLOYMENT   CONTRACTS,   TERMINATION   OF  EMPLOYMENT   AND   CHANGE-IN-CONTROL
ARRANGEMENTS

Option Plans

     1988 Plan. Under the 1988 Plan, notwithstanding the three year vesting period, an optionee shall be entitled to exercise the total number of shares (whether or not vested) covered by an option if, among other things, (i) the Company is merged, consolidated or reorganized, and the Company is not the surviving entity; (ii) substantially all property and assets of the Company are sold or (iii) a "Fifty Percent Acquisition" (as defined in the 1988 Plan) occurs. Under the 1988 Plan, a "Fifty Percent Acquisition" means a purchase or other acquisition by any individual or entity whereby such individual or entity owns, immediately after, but not before, such purchase or other acquisition, more than fifty percent (50%) of the total combined voting power of the outstanding stock of the Company.

     Under the 1988 Plan, in the event of the (i) merger, consolidation or reorganization of the Company where the Company is not the surviving entity;
(ii) sale, lease, exchange or other form of disposition of substantially all property and assets of the Company or (iii) a Fifty Percent Acquisition, then the options granted under the 1988 Plan shall terminate as of a date to be fixed by the Compensation Committee, provided that not less than thirty (30) days' prior written notice of the date so fixed shall be given to the optionee, and the optionee shall have the right, during the period of thirty (30) days preceding such termination of the option, to exercise the optionee's option to the extent of the total shares covered by the option.

     Under the 1988 Plan, if the Company shall at any time merge or consolidate with or into another corporation and (A) the Company is not the surviving entity or (B) the Company is the surviving entity and the holders of Common Stock are required to exchange their shares for property and/or securities, then (AA) the holder of each option will thereafter receive, upon the exercise thereof, the securities and/or property to which a holder of the number of shares of Common Stock then deliverable upon the exercise of such option would have been entitled to receive upon such merger or consolidation, and the Company shall take such steps in connection with such merger or consolidation as may be necessary to assure that the provisions of the 1988 Plan shall thereafter be applicable, as nearly as they reasonably may be, in relation to any securities or property thereafter deliverable upon the exercise of such option or (BB) at any time, in its sole discretion, the surviving entity may tender substitute options as it may deem appropriate (provided, however, in no event may the substitute options entitle the optionee to any fewer shares or at any greater aggregate price or any less other property than the optionee would be entitled to under the immediately preceding paragraph upon an exercise of the options held prior to the substitution of the new option).

     1997 Plan. No Executive Officer has an outstanding option under the 1997 Plan.

Employment and Severance Arrangements

     General. Apart from Mr. Broady, the Executive Officers have had written Employment Agreements (collectively, the "Employment Agreements") with the Company with varying terms and provisions which provide for a one year term but automatically extend for one year periods unless otherwise terminated upon 60 days notice prior to the end of each one year term. The Company's Board of Directors (the "Board") may, in its discretion, decide to compensate the Executive Officers at higher rates than those stipulated in the Employment Agreements, and has periodically elected to do so. The Employment Agreements also provide that the Executive Officers are to be reimbursed for reasonable expenses incurred in connection with the Company's business. The Employment Agreements further provide for standard paid vacations, other health and accident coverage and insurance benefits.

     The Employment Agreements provide for severance benefits to the Executive Officers under certain circumstances. The terms "change of control", "cause", and "disability" are used in the following description as defined in the Employment Agreements. The Employment Agreements terminate upon the death or disability of the Executive Officer. Under the Employment Agreements, if the Company terminates the employment of the Executive Officer without cause, then the Company will continue to pay each Executive Officer compensation and benefits for a period of eighteen (18) months from the date of termination. The Company may terminate each of the Executive Officers for "cause" if the Executive Officer commits a material breach of the Employment Agreement or any written policies or procedures of the Company, commits any felony, willfully engages in acts that the Executive Officer knew or should have known would cause material harm to Company property, goodwill or existing business interests, engages in any violation of any civil law, or fails to substantially perform such Executive Officer's duties. Under the Employment Agreements, if the Company terminates the employment of the Executive Officer for cause, then the Executive Officer will not be entitled to severance benefits. Additionally, if the Executive Officer is terminated by the Company for cause, all benefits, including all unexercised and unvested stock options previously granted to the Executive Officer, are cancelled and rendered null and void.

     The Employment Agreements provide that the Executive Officers will not, for a period of one (1) year after termination, work for a competing business, solicit former customers, solicit employees of the Company to terminate employment, or disclose confidential or proprietary business information, including but not limited to customer/supplier lists and related information.

     In the event that a "change of control" occurs with respect to the Company, and employment is terminated by the Company or by the Executive Officer, the Executive Officer will be entitled to receive compensation and benefits for the designated period of eighteen months from the date of termination and all unexercised and unvested options become exercisable immediately for the full amount of the optioned shares.

     George K. Broady. Mr. Broady does not have an employment agreement. Mr. Broady's base salary of $385,632 in 2001 remained unchanged from 2000. Additionally, Mr. Broady was awarded options to purchase 138,851 shares of Common Stock in 2001. Mr. Broady received a special cash bonus of $770,000 in 2001 related to the Company's successful investment in Detection Systems, Inc. See "Certain Relationships and Related Transactions".

     In December 2001, the Company and Mr. Broady executed a Severance Agreement (the "Severance Agreement") which provided for the continued services of Mr. Broady to the Company until the earlier of (i) the date the Company hires a new Chief Executive Officer or (ii) December 31, 2002; provided, however, that if a new Chief Executive Officer is hired by the Company before December 31, 2002, then Mr. Broady will serve as an advisor to the new Chief Executive Officer and continue to receive his base salary and other benefits and assist the new Chief Executive Officer's transition until December 31, 2002. The Severance Agreement provides that the Company will thereafter pay Mr. Broady monthly severance compensation equivalent to one-twelfth of his last annual base salary for a period of thirty-six (36) months.

     Peter Beare. Mr. Beare has indicated to the Company that he believes he is operating under the terms of one of two unexecuted employment agreements (the "Beare Employment Agreements"). Effective October 1, 2001, Mr. Beare has been paid a base salary equal to an annual rate of $310,000, the rate applicable to both of the Beare Employment Agreements. There are three primary issues in connection with which of the Beare Employment Agreements is applicable. The first issue is whether Mr. Beare's severance benefits are payable in a lump sum or over an eighteen (18) month period in the same manner as the other Employment Agreements. The second issue is whether Mr. Beare is entitled to receive severance benefits in the event that Mr. Beare terminates his employment with the Company due to a difference in opinion following a change of control of the Company. The third issue concerns a requirement as to whether or not the Chief Financial Officer reports to Mr. Beare. Both of the Beare Employment Agreements provide for the creation of a Bonus Pool (the "Bonus Pool") in the event that certain of the Company's assets are sold before June 30, 2002. Pursuant to the terms of the Beare Employment Agreements, Mr. Beare is entitled to 40% of the Bonus Pool if certain conditions are met. Mr. Beare had previously executed a written Employment Agreement with the Company in January 2001 for which Mr. Beare gave oral notice of termination in October 2001.

     Wendy Diddell. Ms. Diddell and the Company executed a new employment agreement effective January 1, 2002 (the "Diddell Employment Agreement"). Pursuant to the Diddell Employment Agreement, Ms. Diddell is entitled to receive an annual base salary of $183,000. Ms. Diddell received a $28,667 retention bonus in January 2002 pursuant to the Diddell Employment Agreement. If Ms. Diddell terminates her employment with the Company prior to the end of 2002, then the retention bonus must be repaid to the Company on a pro-rated basis.

     Chris Sharng. Mr. Sharng and the Company executed a new employment agreement on December 22, 2001 (the "Sharng Employment Agreement"). Pursuant to the Sharng Employment Agreement Mr. Sharng is entitled to receive an annual base salary of $192,000. Mr. Sharng received a $20,617 retention bonus in January 2002 pursuant to the Sharng Employment Agreement. If Mr. Sharng terminates his employment with the Company prior to the end of 2002, then the retention bonus must be repaid to the Company on a pro-rated basis. The Sharng Employment Agreement also provides that Mr. Sharng will be paid a performance bonus of at least $76, 800 or 40% of his then current annual base salary if Mr. Sharng does not terminate his employment with the Company prior to the filing of the Company's 2002 Form 10-K with the SEC. The Company's 2002 Form 10-K is due within 90 days of December 31, 2002.

OPTION REPRICING

     In June 2001, the Company implemented a stock option repricing program (the "Repricing Program") pursuant to applicable SEC rules and regulations. No repriced options were issued in 2001 pursuant to the Repricing Program. Only one Executive Officer participated in the Repricing Program and no repriced options were issued in 2001 to such Executive Officer.

COMPENSATION COMMITTEE

     From January 2001 to October 2001, the Compensation Committee was composed of Charles Neal, Mal Gudis and Robert Sexton with Mr. Sexton serving as Chairman during that period. From October 2001 to December 31, 2001, Ronald Harnisch and Messrs. Tate and Gunning served on the Compensation Committee with Mr. Harnisch serving as Chairman during that period. Mr. Harnisch resigned from the Board in April 2002 and was replaced on the Compensation Committee by Mr. Codeluppi. Mr. Gunning was elected to serve as Chairman of the Compensation Committee upon Mr. Harnisch's resignation.

     The Compensation Committee is responsible for determining the nature and amount of compensation for the executive officers of the Company, and for granting stock options under the Company's option plans. The Compensation Committee met seven (7) times in 2001. The Compensation Committee acted by written consent on two (2) occasions during 2001.

All directors who served on the Compensation Committee during the fiscal year ended December 31, 2001 were non-employee directors. There were no "Compensation Committee interlocks" during fiscal year 2001.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee has furnished the following report on the Company's Executive Officer compensation program. The report describes the compensation policies applicable to the Executive Officers. All of the directors that served on the Compensation Committee during the fiscal year ended December 31, 2001 were non-employee directors.

General Compensation Philosophy

     The  Company  applies  a  consistent   performance-based  approach  to  the
compensation of the Executive Officers. The compensation of the Executive Officers consists of two components: (i) base salary and benefits, and (ii) annual incentives. The Compensation Committee's objective is to attract and retain, and to motivate, the Executive Officers to achieve strategic and financial objectives. The compensation of the Executive Officers is determined primarily on performance-based, objective criteria. The Compensation Committee encourages ownership of Common Stock by the Executive Officers. The compensation of the Executive Officers is tied to the performance of the Company, in order to align the Executive Officers' interests more closely with the Company's stockholders' interests. The Compensation Committee utilizes a discretionary component to reward individual achievement.

     The Compensation Committee believes that Messrs. Broady, Beare and Sharng, and Ms. Diddell, as the Executive Officers of the Company, significantly and directly influence the Company's overall performance. Accordingly, the Compensation Committee uses base salary and benefits and annual incentives to retain and motivate them. The Compensation Committee evaluates the compensation of the Executive Officers on their performance as well as the performance of the Company.

     The Compensation Committee reviewed the salaries and bonuses of its Executive Officers in late 2001. The Compensation Committee also reviewed the performance of its Executive Officers and the Company during 2001. The Compensation Committee considered the Company's financial performance, successful completion of strategic objectives and expense control during 2001. Based upon its analysis, the Compensation Committee decided to increase the base salaries of Messrs. Beare and Sharng and Ms. Diddell for 2002. Mr. Beare's increase in base salary was made effective as of October 1, 2001.

     The Compensation Committee awarded Mr. Broady options to purchase 138,851 shares of Common Stock on June 1, 2001. The Compensation Committee awarded Mr. Beare options to purchase 50,000 shares of Common Stock on September 14, 2001 and 200,000 shares of Common Stock on December 4, 2001. The Compensation Committee awarded Ms. Diddell options to purchase 50,000 shares of Common Stock on September 14, 2001. Mr. Sharng was not awarded any options in 2001.

     An annual bonus of $65,311 was paid to Mr. Beare in 2001. Retention bonuses of $20,617 and $28,667 were paid in 2001 to Mr. Sharng and Ms. Diddell, respectively, encouraging them to remain with the Company through the end of 2002. Mr. Broady received a special cash bonus of $770,000 in 2001 tied to the Company's successful investment in Detection Systems, Inc.

Compensation Policy Regarding Deductibility

     Section 162(m) of the Code, places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to each of the Company's five most highly paid executive officers. Certain performance-based compensation that has been approved by the Company's stockholders is not subject to the deduction limit. It is the Company's intent to use reasonable efforts to cause awards under the Company's compensation programs that could exceed the $1,000,000 limit to constitute performance-based compensation that are not subject to Section 162(m) of the Code. Although it is the Company's policy to make reasonable efforts to cause executive compensation to be eligible for deductibility under Section 162(m) of the Code, in order to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals the Compensation Committee has not adopted a policy that all compensation must be deductible.

     The Compensation Committee believes that the Company's executive compensation policies and plans described above provide a program that aligns the interests of the Company, its Executive Officers, and the Company's stockholders.

COMPENSATION COMMITTEE              Alastair J. A. B. Gunning (Chairman)
                                    Bryan C. W. Tate
                                    Gerard Codeluppi

STOCK PRICE PERFORMANCE GRAPH

     The following chart compares the cumulative total shareholder return on Common Stock during the five fiscal years ended December 31, 2001 with the cumulative total return on the NASDAQ Stock Market index and a self-determined peer group. The self determined peer group consists of six companies actively competing with the Company in the security industry.

     The Company relied upon information provided by the University of Chicago Center for Research in Securities Prices with respect to the peer group stock performance. The Company did not attempt to validate the information supplied to it other than to review it for reasonableness. The comparison assumes $100 was invested on December 31, 1996 in Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

                               [GRAPHIC OMITTED]

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership (as determined pursuant to Rule 13d-3 of the Exchange Act) of Common Stock and the Company's Series A Preferred Stock as of April 22, 2002 (the "Record Date") by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock or the outstanding shares of Series A Preferred Stock and their address, (ii) each Executive Officer and director, and (iii) all Executive Officers and directors as a group.

                                                                                  Series A Preferred
                       Name                               Common Stock(1)               Stock(1)
                       ----                               ---------------               --------
                                                       Shares       Percentage     Shares     Percentage
                                                       ------       ----------     ------     ----------
     Victoria and Eagle Strategic Fund(2)(3)         2,390,885        16.72%      130,233

     Niklaus F. Zenger(3)(4)                         2,068,560        14.05%      195,351       100.00%

     George K. Broady(5)                             1,741,487        12.11%           --           --

     Dimensional Fund Advisors, Inc.(6)                898,500         6.41%           --           --

     Becker Capital Management, Inc.(7)                657,800         4.69%           --           --

     Bryan C. W. Tate(8)                                41,934            *            --           --

     Peter D. Beare(9)                                  14,800            *            --           --

     Wendy S. Diddell(10)                               18,800            *            --           --

     Chris T. Sharng                                     1,000            *            --           --

     Gerard Codeluppi                                       --           --            --           --

     Michael Morris                                         --           --            --           --

     Alastair J. A. B. Gunning                              --                         --           --

     All current executive officers and directors
     as a group (9 persons)(11)                      2,736,581        18.47%      195,351        100.0%

(*)  Less than 1 percent

(1)  Except as otherwise indicated,  the persons named in the table possess sole
     voting  and   investment   power  with  respect  to  all  shares  shown  as
     beneficially owned.

(2) The address for Victoria and Eagle Strategic Fund, a Cayman Islands Company ("VESF"), is c/o Victoria and Eagle Asset Management S.A. - via Nassa 33, Lugano, Switzerland. All information regarding VESF in the above table is based on an Amended Schedule 13D jointly filed by VESF, Niklaus Zenger ("Mr. Zenger") and Mr. Zenger's spouse, Myriam Hernandez ("Ms. Hernandez") with the Securities and Exchange Commission (the "SEC") in January 2002 (the "Amended 13D"). According to the Amended 13D, VESF's beneficial ownership consists of 2,120,000 shares of Common Stock owned by VESF and 270,885 shares of Common Stock issuable upon conversion of the 130,233 shares of Series A Preferred Stock owned by VESF.

(3)  According  to the  Amended  13D,  VESF  owns  130,233  shares  of  Series A
     Preferred Stock, Niklaus F. Zenger ("Mr. Zenger") owns 32,559 shares of Series A Preferred Stock, and Myriam Hernandez ("Ms. Hernandez") owns 32,559 shares of Series A Preferred Stock, but Mr. Zenger is deemed to beneficially own all of such shares of Series A Preferred Stock because both VESF and Ms. Hernandez have granted Mr. Zenger the right, for six months, to vote all of the shares of Series A Preferred Stock owned by VESF and Ms. Hernandez. The table above therefore lists 130,233 shares of Series A Preferred Stock as being beneficially owned by VESF and lists 195,351 shares (which share amount includes the 130,233 shares of Series A Preferred Stock owned by VESF) of Series A Preferred Stock as being beneficially owned by Mr. Zenger. There are only 195,351 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock has
     16.667 votes on all matters submitted to a vote of the stockholders. All information regarding Mr. Zenger in the above table is based on the Amended 13D.

(4) Mr. Zenger's address is Kanalstrasse 31 Glattbrugg, Switzerland. According to the Amended 13D, Mr. Zenger's beneficial ownership consists of 17,700 shares of Common Stock owned by Mr. Zenger, 293,879 shares of Common Stock Mr. Zenger is entitled to purchase, 1,150,000 shares of Common Stock owned by Mr. Broady that Mr. Zenger is entitled to vote for six months, and 406,981 shares of Common Stock issuable upon conversion of the 195,351 shares of Series A Preferred Stock. According to the Amended 13D, Mr. Zenger directly owns 32,559 shares of the Series A Preferred Stock and has the right to vote, for six months, 32,559 shares of Series A Preferred Stock owned by Ms. Hernandez and 130,233 shares of Series A Preferred Stock owned by VESF. All information regarding Mr. Zenger in the above table is based on the Amended 13D. Each share of Series A Preferred Stock has 16.667 votes on all matters submitted to a vote of Stockholders. Through the proxies executed by VESF, Mr. Broady and Ms. Hernandez and through his ownership of Common Stock and Series A Preferred Stock, Mr. Zenger is currently entitled to 6,743,615 votes of the maximum of 17,282,403 votes entitled to be cast at the Meeting and therefore controls approximately 39.02% of the Company's voting power.

(5) Mr. Broady's address is c/o Ultrak, Inc., 1301 Waters Ridge Drive, Lewisville, Texas 75057. Includes options to purchase an aggregate of 149,084 shares exercisable within 60 days of the Record Date and 200,000 shares that may be acquired upon exercise of outstanding warrants.

(6) The address for Dimensional Fund Advisors, Inc. ("DFAI") is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. All information regarding DFAI is based on a Schedule 13G filed by DFAI with the SEC in February 2002.

(7) The address for Becker Capital Management, Inc. ("BCMI") is 1211 SW Fifth Avenue, Suite 2185, Portland, Oregon, 97204. BCMI owned 4.69% of the outstanding Common Stock as of the Record Date. BCMI reported owning 5.63% of the outstanding Common Stock in February 2002. All information regarding BCMI is based on a Schedule 13G filed by BCMI with the SEC in February 2002 (other than the Company's calculation of BCMI's percentage of beneficial ownership as of the Record Date assuming BCMI still owned the same number of shares of Common Stock as reported in the Schedule 13G).

(8) Includes 34,600 shares held by Digitel Corporation, a corporation of which Mr. Tate is a majority shareholder.

(9) Comprised of 14,800 shares issuable upon exercise of stock options exercisable within 60 days of the Record Date.

(10) Includes 17,800 shares issuable upon exercise of stock options exercisable within 60 days of the Record Date.

(11) Includes options to purchase an aggregate of 281,684 shares exercisable within 60 days of the Record Date, 200,000 shares that may be acquired upon exercise of outstanding warrants and includes the 1,150,000 shares beneficially owned by both Mr. Zenger and Mr. Broady only once.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Compensation Committee reviewed the Company's investment in Detection Systems, Inc. ("DSI") at a meeting held on August 20, 1999, and it was noted that the Company's investment in DSI was due to the review and analysis of DSI by George K. Broady, the Company's Chairman of the Board and Chief Executive Officer ("Mr. Broady"). Investment banking fees, success fees, and other similar fees payable to someone who identifies a successful business opportunity were discussed and it was noted that Mr. Broady could have made the DSI investment through other means. The Compensation Committee determined that Mr. Broady deserved compensation if the investment in DSI proved profitable for the Company and approved a resolution which provided, upon a sale of the Company's stock in DSI, for the Company to pay Mr. Broady a cash bonus equal to ten percent (10%) of an amount equal to the Company's net pre-tax profit on the investment in DSI with the Company's interest costs or carrying charges in connection with the DSI investment being deducted in calculating the Company's net pre-tax profit. On January 12, 2001, the Company accepted an offer to tender its 21% interest in DSI and received proceeds from the sale in January 2001 and paid Mr. Broady a cash bonus in connection therewith of $770,000 in January 2001. Such cash bonus to Mr. Broady is disclosed in the Summary Compensation Table.

     In December 2001, Ultrak Operating, L.P., an affiliate of the Company (the "Seller"), executed and consummated a Contract of Sale conveying the Company's Lewisville, Texas headquarters (the "Property") to Briarwood Waters Ridge, L.P., an entity unaffiliated with the Company (the "Buyer"). In connection with such transaction, a Lease Agreement (the "Lease Agreement"), was executed between the Seller and the Buyer whereby the Seller leased the Property from the Buyer for a period of thirty (30) months. The Buyer required that. Mr. Broady execute a Guaranty in connection with the transactions (the "Broady Guaranty") whereby Mr. Broady guaranteed, among other things, certain of the lease payments pursuant to the Lease Agreement. As consideration for Mr. Broady executing the Broady Guaranty, the Company executed a Guaranty Reimbursement Agreement and a Warrant Agreement with Mr. Broady. The Guaranty Reimbursement Agreement provides, among other things, that the Company will indemnify and hold Mr. Broady harmless from any liability under the Broady Guaranty. The Warrant Agreement granted Mr. Broady warrants (the "Broady Warrants") to acquire 200,000 shares of Common Stock at a price per share of $1.64 for three (3) years (the price of $1.64 per share was a 15% premium to the then market price). Additionally, because the Broady Warrants cause Mr. Broady to be subject to additional federal income taxes, the Guaranty Reimbursement Agreement provides that the Company shall pay such taxes for Mr. Broady and pay Mr. Broady such additional amounts as are necessary to reimburse Mr. Broady for the cost of the taxes.

     After the Board determined in the summer of 2001 that the Company needed to raise additional capital, the Company explored a variety of ways to obtain such additional capital. The Board concluded that a private placement of Common Stock for up to $5,000,000 should be consummated. After exploring numerous alternatives, the Board ultimately for determined that a private placement of Common Stock to Niklaus F. Zenger ("Mr. Zenger") was the best alternative available to the Company. On September 27, 2001, a Stock Purchase Agreement between the Company and Mr. Zenger was executed and Mr. Zenger ultimately purchased 2,337,700 shares of Common Stock for $4,441,630. The sale to Mr. Zenger was substantially the maximum number of shares of Common Stock that could be sold without Stockholder approval under applicable NASDAQ rules. At a special Stockholders' meeting held on November 30, 2001 (the "Special Meeting"), the Stockholders approved the terms of the Stock Purchase Agreement and the sale of an additional 293,879 shares to Mr. Zenger for $558,370. The sale by the Company of the additional 293,879 shares has not been consummated.

     On October 23, 2001, Mr. Broady and Mr. Zenger executed a Share Purchase Agreement (the "Preferred Stock Agreement") regarding the sale by Mr. Broady to Mr. Zenger of all 195,351 shares (the "Preferred Shares") of the Company's Series A Preferred Stock owned by Mr. Broady. The Preferred Stock Agreement also granted Mr. Zenger the right to vote 1,150,000 shares of Common Stock owned by Mr. Broady for a period ending six months from the closing of the Preferred Stock Agreement. The sale of the Preferred Shares to Mr. Zenger and the grant to Mr. Zenger of the right to vote Mr. Broady's 1,150,000 shares of Common Stock was approved by the Stockholders at the Special Meeting. The transactions contemplated by the Preferred Stock Agreement closed on January 16, 2002.

     The Preferred Shares are convertible into 406,981 shares of Common Stock. Each Preferred Share entitles the holder to 16.667 votes on all matters submitted to a vote of the Stockholders. The Preferred Shares therefore represent 3,255,915 votes on all matters submitted to the Stockholders.

     On January 28, 2002, Victoria & Eagle Strategic Fund, a Cayman Islands company ("VESF"), Mr. Zenger and Myriam Hernandez, Mr. Zenger's wife, filed an amended Schedule 13D (the "Schedule 13D"). According to the Schedule 13D, VESF is an international asset management group whose primary business is strategically investing in foreign markets to achieve long-term capital growth. In the Schedule 13D, VESF reported that it had privately purchased 2,120,000 shares of Common Stock from Mr. Zenger. The Schedule 13D also reported that Mr. Zenger and VESF executed a Voting Rights Agreement pursuant to which VESF agreed to transfer the voting rights to the 2,120,000 shares of Common Stock to Mr. Zenger in exchange for Mr. Zenger's commitment to vote such shares in accordance with instructions received from VESF. VESF also reported in the Schedule 13D that it had agreed to execute and deliver a voting proxy for such shares in favor of Mr. Zenger or any party designated by Mr. Zenger.

Change In Control; Changes in the Board

     In August 2001 and September 2001, Mal Gudis, Chuck Neal and Robert Sexton resigned from the Board. Messrs. Gunning, Harnisch, and Tate were elected to the Board as their replacements. Peter Beare and Vince Broady separately resigned from the Board in 2002.

     As a result of the various transactions described above, Mr. Zenger is entitled to 6,743,615 votes of the maximum of 17,282,503 votes entitled to be cast at a stockholders' meeting (if all stockholders were to vote in person or by proxy) and therefore controls approximately 39.02% of the Company's voting power at a stockholders' meeting. The Company reported on a Form 8-K filing with the SEC that Mr. Zenger had obtained control of the Company from Mr. Broady.

     After Mr. Zenger obtained control of the Company through the acquisition of the voting rights described above, he initially requested that Ronald Harnisch and Bryan Tate resign from the Board and that Messrs. Zenger, Michael Morris, and Gerard Codeluppi be elected to the Board. The Board had previously investigated Mr. Zenger and, in light of his significant voting stake in the Company and his business experience, determined that it was appropriate that he be elected to the Board. In March 2002 Mr. Zenger was elected to the Board. Following interviews of Messrs. Codeluppi and Morris and background checks on both by third parties at the Company's request, both were elected to the Board. Mr. Harnisch subsequently resigned from the Board in April 2002. Mr. Tate was asked to remain on the Board and has agreed to continue to serve on the Board.

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

     Subsequently, in March 2002, the lenders declared the outstanding balance of the loan to be due, refused to advance funds under the credit facility, and reserved the right to commence foreclosure if the loan is not repaid by April 30, 2002.

     On April 19, 2002, the Company signed a three-year, $15 million revolving credit facility with The Frost National Bank, a national banking association, doing business as Frost Capital Group and formerly known as Creekwood Capital. This new financing arrangement will serve as Ultrak's main line of credit, paying off its indebtedness to its previous lenders, while permitting sufficient financial support for Ultrak's working capital needs. As part of this new arrangement, Ultrak significantly reduces its overall interest expense and related costs. The Frost arrangement also frees up Ultrak's international divisions to secure localized lines of credit, further enhancing Ultrak's financial flexibility to pursue growth opportunities.

     The Company received during the week of April 8, 2002 a federal income tax refund of approximately $6.3 million from the Job Creation and Worker Assistance Act of 2002, signed into law March 9, 2002. This statute allowed the Company to carry back its 2001 net operating losses to the 1996 and 1997 tax years, permitting a refund of federal income taxes previously paid for those years. The act extended the carry back period on net operating losses to five years from two years for losses arising in tax years ending in 2001 and 2002.

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

     In connection with the financing transaction, the Company granted warrants to purchase 200,000 shares of the Company's common stock to the Company's Chairman and Chief Executive Officer, who provided personal guarantee to Briarwood Capital to facilitate the transaction. Additionally, the Company granted warrants to purchase 100,000 shares of the Company's common stock to Briarwood Capital Corporation. See Note E regarding details of the warrants.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of April, 2002.

                                        ULTRAK, INC.

                                        By /s/ George K. Broady
                                           -------------------------------------
                                           George K. Broady
                                           Chairman and Chief Executive
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          NAME                                 TITLE                               DATE
          ----                                 -----                               ----
/s/ George K Broady             Chairman of the Board and Chief
----------------------------    Executive Officer
George K Broady                 (Principal Executive Officer)                April 30, 2002

/s/ Chris Sharng                Senior Vice President-Finance, Secretary,    April 30, 2002
----------------------------    Treasurer and Chief Financial Officer
Chris Sharng                    (Principal Financial and Accounting
                                Officer)

/s/ Alastair J.A.B. Gunning     Director                                     April 30, 2002
----------------------------
Alastair J.A.B. Gunning

/s/ Bryan C W Tate              Director                                     April 30, 2002
----------------------------
Bryan C Tate

/s/ Michael G Morris            Director                                     April 30, 2002
----------------------------
Michael G Morris

/s/ Gerard Codeluppi            Director                                     April 30, 2002
----------------------------
Gerard Codeluppi

/s/ Niklaus F Zenger            Director                                     April 30, 2002
----------------------------
Niklaus F Zenger