Form 10-Q
period 2002-03-31
ULTRAK INC
filed 2002-05-01
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                         For the quarterly period ended:

                                 MARCH 31, 2002

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2002: 14,026,588 shares of $.01 par value common stock.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2002

                                      INDEX


   Part I:  Financial Information                                      Page No.
                                                                       -------
       Condensed Consolidated Balance Sheets                             3

       Condensed Consolidated Statements of Operations                   5

       Condensed Consolidated Statements of Cash Flows                   6

       Notes to Condensed Consolidated Financial Statements              7

       Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     14

   Part II:  Other Information                                           17

   Signatures                                                            18

                  ULTRAK, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       MARCH 31,     DECEMBER 31,
                                                                          2002          2001
                                                                      ----------    ------------
                                                                      (unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                           $   3,457    $   3,300
    Trade accounts receivable, less allowance for doubtful accounts of $2,227 and $2,503 at March 31, 2002 and December 31, 2001,
        respectively                                                       25,385       25,132
    Inventories, net                                                       23,639       26,326
    Prepaid expenses and other current assets                               3,218        4,043
    Income taxes                                                            6,197        6,309
                                                                        ---------    ---------
                       Total current assets                                61,896       65,110

PROPERTY, PLANT AND EQUIPMENT, at cost                                     33,439       33,324
    Less accumulated depreciation and amortization                        (15,329)     (14,529)
                                                                        ---------    ---------
                                                                           18,110       18,795

OTHER ASSETS
    Intangible assets, net                                                 37,890       38,024
    Other                                                                     324          331
                                                                        ---------    ---------
                                                                           38,214       38,355
                                                                        ---------    ---------
                       Total assets                                     $ 118,220    $ 122,260
                                                                        =========    =========


   The accompanying notes are an integral part of the consolidated financial statements.

                   ULTRAK, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     MARCH 31,   DECEMBER 31,
                                                                       2002         2001
                                                                    -----------  -----------
                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                        $  13,488       12,776
    Accrued expenses and other current liabilities                      7,416        7,640
    Accrued restructuring costs                                           520          650
    Line of credit                                                     11,885       15,012
    Other debt                                                            750          809
                                                                    ---------    ---------
                       Total current liabilities                       34,059       36,887

FINANCING OBLIGATION                                                    6,600        6,600

STOCKHOLDERS' EQUITY
   Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
        195,351 shares authorized, issued and outstanding                 977          977
   Common stock, $.01 par value; 20,000,000 shares authorized;
        17,494,238 shares issued                                          175          175
   Additional paid-in-capital                                         162,269      162,269
   Accumulated deficit                                                (43,059)     (41,804)
   Accumulated other comprehensive loss                                (4,118)      (4,161)
   Treasury stock, at cost (3,467,650 common shares)                  (38,683)     (38,683)
                                                                    ---------    ---------

                       Total stockholders' equity                      77,561       78,773
                                                                    ---------    ---------

                       Total liabilities and stockholders' equity   $ 118,220    $ 122,260
                                                                    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS    THREE MONTHS
                                                                     ENDED          ENDED
                                                                 MARCH 31,2002   MARCH 31,2001
                                                                 -------------   -------------
                                                                 (unaudited)      (unaudited)
Net sales                                                          $ 35,528         $ 44,418
Cost of sales (exclusive of depreciation shown separately below)     23,757           31,114
                                                                   --------         --------
        Gross profit                                                 11,771           13,304

Other operating costs:
    Selling, general and administrative                              11,845           12,553
    Depreciation and amortization                                       859            1,315
                                                                   --------         --------
                                                                     12,704           13,868
                                                                   --------         --------
        Operating loss                                                 (933)            (564)

Other income (expense):
   Interest expense                                                    (800)            (735)
   Interest income                                                        2               45
   Gain on sale of investments                                           --            7,762
   Other, net                                                           115              106
                                                                   --------         --------
                                                                       (683)           7,178
                                                                   --------         --------

        Income (loss) before income taxes                            (1,616)           6,614

        Income tax benefit                                              390               --
                                                                   --------         --------

        NET INCOME (LOSS)                                            (1,226)           6,614

        Dividend requirements on preferred stock                        (29)             (29)
                                                                   --------         --------

        Net income (loss) allocable to common stockholders         $ (1,255)        $  6,585
                                                                   ========         ========
        Earnings (loss) per share
             Basic                                                 $  (0.09)        $   0.56
             Diluted                                               $  (0.09)        $   0.54

        Number of common shares used in computations:
              Basic                                              14,026,588       11,688,888
              Diluted                                            14,026,588       12,175,297


The accompanying notes are an integral part of the consolidated financial statements.

                    ULTRAK, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS)

                                                                      THREE MONTHS     THREE MONTHS
                                                                         ENDED             ENDED
                                                                     MARCH 31, 2002   MARCH 31, 2001
                                                                     --------------   --------------
                                                                       (unaudited)     (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                   $  (1,226)      $   6,614
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Loss on disposal of fixed assets                                      10              --
        Gain on sale of investments                                           --          (7,762)
        Depreciation and amortization                                        859           1,315
        Provision for losses on accounts receivable                         (116)            107
        Gain on interest rate swap                                           (55)             --
        Changes in operating assets and liabilities:
            Accounts receivable                                             (132)          3,406
            Inventories                                                    2,690          (2,806)
            Prepaid expenses and other current assets                        826            (790)
            Income taxes                                                     112              22
            Other assets                                                     130              80
            Accounts payable                                                 713          (2,434)
            Accrued restructuring costs                                     (130)         (1,044)
            Accrued and other current liabilities                           (156)           (944)
                                                                       ---------       ---------
                 Net cash provided by (used in) operating activities       3,525          (4,236)

Cash flows from investing activities:
      Proceeds from the sale of Detection Systems, Inc. shares                --          23,211
      Purchases of property and equipment                                    (29)           (823)
      Software development costs                                            (152)            (47)
      Proceeds from sale of property and equipment                            --              13
                                                                       ---------       ---------
                 Net cash provided by (used in) investing activities        (181)         22,354

Cash flows from financing activities:
      Proceeds from revolving line of credit                              45,905         113,822
      Repayments on revolving line of credit                             (49,032)       (124,457)
      Repayments on other debt                                               (59)           (821)
      Repayments of mortgage loan                                             --          (4,000)
      Payment of preferred stock dividends                                   (29)            (29)
                                                                       ---------       ---------
                 Net cash used in financing activities                    (3,215)        (15,485)
                                                                       ---------       ---------

Net increase (decrease) in cash and cash equivalents                         129           2,633

Effect of exchange rate changes on cash                                       28            (357)

Cash and cash equivalents at beginning of the period                       3,300           3,751
                                                                       ---------       ---------
Cash and cash equivalents at end of the period                         $   3,457       $   6,027
                                                                       =========       =========


Supplemental schedule of noncash investing and financing activities:
   Mortgage financing on building                                      $      --       $  11,500


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

The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2001 included in the Ultrak Annual Report on Form 10-K, as amended.

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

Following is a reconciliation of basic and diluted earnings (loss) per share:

                                               For the Quarter Ended March 31, 2002   For the Quarter Ended March 31, 2001
                                               ------------------------------------- -------------------------------------
                                                 Net Income               Per Share   Net Income                Per Share
                                               (in thousands)    Shares     Amount   (in thousands)   Shares      Amount
                                               -------------   ---------- ---------- -------------  ----------  ----------
Basic earnings (loss) per share:
Income (loss) allocable to common stockholders   $   (1,255)   14,026,588   ($ 0.09)   $    6,585   11,688,888     $0.56
Effect of dilutive securities
   Stock options                                         --            --                      --       79,428
   Convertible preferred stock                           --            --                      29      406,981
                                                 ----------    ----------   -------    ----------   ----------     -----
Diluted earnings (loss) per share                $   (1,255)   14,026,588   ($ 0.09)   $    6,614   12,175,297     $0.54
                                                 ==========    ==========   =======    ==========   ==========     =====

For the quarters ended March 31, 2002 and 2001, 1,767,521 and 908,472 stock options were outstanding, respectively, but were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive.

See Note 7 for pro forma calculation of earnings per share for the effect of change in accounting for goodwill amortization.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

3.   Segment Disclosure and Foreign Operations:

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

       DSG

       This segment sells video and security products to industrial markets and consumers. This segment includes all sales to Sam's Clubs, which discontinued carrying the Company's Exxis security products in its stores in October of 2001.

       International-PSG

       This segment sells to professional security dealers, distributors, installers and certain large end users of professional security products outside the United States.

       Supply

       This segment sells to the US-PSG and International-PSG segments products and systems manufactured by the Company's Ohio and California facilities. In 2001, this segment also included a manufacturing facility in Australia.

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

Prior year segment information has been reclassified to reflect changes in the Company's organizational structure in 2002.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

3.   Segment Disclosure and Foreign Operations, continued:

The following tables provide financial data by segment for the periods noted (in thousands):

Three months ended March 31, 2002              US-PSG         DSG      Int'l-PSG     Supply      Corporate      Total
                                              ---------    ---------   ---------    ---------    ---------    ---------
Total revenue                                 $  19,566    $   6,518   $   9,926    $   5,493    $     206    $  41,709
Intersegment revenue                               (250)          --        (520)      (5,341)         (70)      (6,181)
                                              ---------    ---------   ---------    ---------    ---------    ---------
Revenue from external customers               $  19,316    $   6,518   $   9,406    $     152    $     136    $  35,528
                                              =========    =========   =========    =========    =========    =========

Gross profit (loss)                           $   7,096    $   1,559   $   3,062    $      70    $     (16)   $  11,771

Selling, general and administrative expense       2,829          530       3,156          132        5,198       11,845
Depreciation and amortization expense                83           21          83           52          620          859
                                              ---------    ---------   ---------    ---------    ---------    ---------

Operating profit (loss)                       $   4,184    $   1,008   $    (177)   $    (114)   $  (5,834)   $    (933)
                                              =========    =========   =========    =========    =========    =========

Total assets                                     41,762       10,399      31,958       13,516       20,585      118,220
Capital additions                                    13           --          29            4          135          181

Three months ended March 31, 2001              US-PSG         DSG      Int'l-PSG     Supply      Corporate      Total
                                              ---------    ---------   ---------    ---------    ---------    ---------

Total revenue                                 $  20,906    $  11,468   $  16,460    $   7,660    $     394    $  56,888
Intersegment revenue                                (56)          --      (5,366)      (7,048)          --      (12,470)
                                              ---------    ---------   ---------    ---------    ---------    ---------
Revenue from external customers               $  20,850    $  11,468   $  11,094    $     612    $     394    $  44,418
                                              =========    =========   =========    =========    =========    =========

Gross profit (loss)                           $   6,777    $   3,187   $   3,185    $     420    $    (265)   $  13,304

Selling, general and administrative expense       3,663          911       3,273          160        4,546       12,553
Depreciation and amortization expense               103           40          92           65        1,015        1,315
                                              ---------    ---------   ---------    ---------    ---------    ---------

Operating profit (loss)                       $   3,011    $   2,236   $    (180)   $     195    $  (5,826)   $    (564)
                                              =========    =========   =========    =========    =========    =========

Total assets                                     48,016       11,953      36,088       15,431       29,436      140,924
Capital additions                                    14            1         260           83          512          870

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

3. Segment Disclosure and Foreign Operations, continued:

Sales by geographic area were as follows (in thousands):

                                   Three months ended March 31,
                                   ----------------------------
                                        2002     2001
                                      -------   -------
        United States                 $26,122   $33,304
        Italy                           3,221     2,537
        United Kingdom                  2,126     1,226
        Germany                         1,499     2,566
        Australia                       1,100     1,108
        South Africa                      706       950
        Singapore                         290       261
        Switzerland                       270       439
        Poland                            194       368
        France                             --     1,659
                                      -------   -------
        Total revenues                $35,528   $44,418
                                      =======   =======

4. Comprehensive Income (Loss):

(in thousands)                               Three months      Three months
                                                 ended            ended
                                            March 31, 2002    March 31, 2001
                                            --------------   ---------------
Net income (loss)                              $(1,226)          $ 6,614

Other comprehensive income (loss):
Currency translation adjustment                     42              (780)
                                               -------           -------

Comprehensive income (loss)                    $(1,184)          $ 5,834
                                               =======           =======

5. Accrued Restructuring Charges:

As of December 31, 2001, the Company had accruals for severance and other related employee costs and leased facilities and other termination costs for its subsidiaries in France and Belgium. The current period activity related to the remaining liabilities from these charges is summarized as follows:

(in thousands):
                                                      Accrued at                      Accrued at
                                                  December 31, 2001    Settled      March 31, 2002
                                                  -----------------    -------      --------------
Severance and other related employee costs               $177           $ 33             $144
Leased facilities and other termination costs             473             97              376
                                                         ----           ----             ----
                                                         $650           $130             $520
                                                         ====           ====             ====

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)

6. Income Taxes:

For the three months ended March 31, 2002, the Company's effective income tax rate differed from the Federal statutory rate primarily due to losses incurred for which no benefit was provided. In March 2002, the Job Creation and Workers Assistance Act of 2002 ("the Act") was signed into law. The Act extends the carry-back period on net operating losses arising in tax years ending 2001 and 2002 from two to five years. For the three months ended March 31, 2001, the Company's effective income tax rate differed from the Federal statutory rate primarily due to non-deductible goodwill amortization, offset by the gain on the sale of its shares in Detection Systems, Inc.

7. New Accounting Pronouncements:

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

SFAS No. 141 and SFAS No. 142

Major provisions of these statements and their effective dates are as follows:

o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights and are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability;

o effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually or whenever there is an impairment indicator; and

o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting

The Company amortized goodwill related and intangible assets acquired prior to July 1, 2001 until December 31, 2001. Beginning January 1, 2002, quarterly and annual goodwill amortization is no longer recognized. The Company will complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized as a cumulative effect of a change in accounting principle.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)


7. New Accounting Pronouncements, continued:

Intangible assets consist of the following (in thousands):

                                                          March 31, 2002                December 31, 2001
                                                   ---------------------------    ---------------------------
                                                      Gross                         Gross
                                                    carrying       Accumulated    carrying        Accumulated
                                                      value       amortization      value        amortization
                                                    --------      ------------    --------       ------------
Amortized intangible assets

      Loan costs                                     $   814            (69)        $ 1,329           (524)
      Licensing agreements                               948           (143)            948            (80)
      Patents and trademarks                             331            (66)            337            (61)
                                                     -------        -------         -------        -------
Total amortized intangible assets                    $ 2,093           (278)        $ 2,614           (665)
                                                     =======        =======         =======        =======

Intangible assets not subject to amortization
      Goodwill                                       $36,075             --         $36,075             --
                                                     =======        =======         =======        =======

Amortization expense related to intangible assets totaled $136,000 and $67,000 during the three months ended March 31, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of March 31, 2002 is as follows (in thousands):

Remainder of 2002        $  480
2003                        632
2004                        358
2005                        152
2006                         18
                         ------
Total                    $1,640
                         ======

Included in property, plant and equipment are software-related costs with a gross value of $9,739,000 and $9,584,000 and related accumulated amortization of $3,946,000 and $3,630,000 at March 31, 2002 and December 31, 2001, respectively.
These assets are amortized over three to eight years.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   (Unaudited)


7. New Accounting Pronouncements, continued:

Net loss and loss per share for the three months ended March 31, 2002 and 2001, adjusted to exclude amortization expense, is as follows:

                                                                          Three months ended March 31,
                                                                             2002              2001
                                                                           ---------         ---------
Net earnings (loss)

      Reported net earnings (loss) allocable to common stockholders        $  (1,255)        $   6,585
      Goodwill amortization                                                       --               381
                                                                           ---------         ---------

      Adjusted net earnings (loss) allocable to common stockholders        $  (1,255)        $   6,966
                                                                           =========         =========

Basic earnings (loss) per share

      Reported basic earnings (loss) per share                             $   (0.09)        $    0.56
      Goodwill amortization                                                       --              0.03
                                                                           ---------         ---------

      Adjusted basic earnings (loss) per share                             $   (0.09)        $    0.59
                                                                           =========         =========

Diluted earnings (loss) per share

      Reported diluted earnings (loss) per share                           $   (0.09)        $    0.54
      Goodwill amortization                                                       --              0.03
                                                                           ---------         ---------

      Adjusted diluted earnings (loss) per share                           $   (0.09)        $    0.57
                                                                           =========         =========

SFAS No. 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company's financial position, results of operations, or cash flows.

8. Subsequent Event:

On April 22, 2002, the Company received funding on a new three-year, $15 million credit facility with Frost Capital and has paid off all indebtedness to its previous lenders. Interest rates on this facility are calculated at prime plus 0.75%. The credit facility contains certain restrictive operational covenants and conditions, including tangible net worth and net income targets. The facility also permits the Company's international subsidiaries to secure localized lines of credit to pursue growth opportunities in individual countries.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

            For the Three Months ended March 31, 2002 compared to the
                       Three Months ended March 31, 2001

Results of Operations

Net sales were $35.5 million for the three months ended March 31, 2002, a decrease of $8.9 million (20%) over the same period in 2001. This decline resulted from the loss of Sam's Club's business, the sale of the Industrial Furnace Camera business and the sale of the French CCTV and audio businesses. Revenue decreased in the U.S., but remained steady in Asia and Europe, excluding operations in France and Belgium that were closed or sold in 2001.

Gross profit margins in the first quarter of 2002 were 33.1%, compared to 30.0% in the first quarter of 2001. The continued improvement is the result of new product launches, more favorable product mix and better inventory management.

Selling, general and administrative expenses were $11.8 million for the three months ended March 31, 2002, a decrease of $0.8 million (6%) over the same period in 2001. Expenses in the PSG and DSG segments during the first quarter of 2002 reflected lower commissions, as a result of the decline in volume, and less salary expense as a result of a slight reduction in headcount. The sale of the French business, the closure of the Belgium facility and the restructuring of the Australian sales office contributed to expense reductions in the International PSG segment during the first quarter of 2002. These savings were partially offset by increased spending in the Corporate segment for marketing and product management resources.

Depreciation and amortization expenses were $0.9 million for the three months ended March 31, 2002, a decrease of $0.4 million (35%) compared to the first quarter of 2001. This reduction stems from the Company's adoption of SFAS 142, Goodwill and Intangible Assets, which suspended goodwill amortization as of January 1, 2002.

The Company recorded other expenses of $0.8 million for the three months ended March 31, 2002, primarily interest expense and foreign currency gains, compared to $6.6 million in other income during the first quarter of 2001. The other income resulted from a $7.8 million gain on the sale the Company's shares in Detection Systems, Inc. ("DETC"), offset by interest expense and foreign currency gains.

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Liquidity and Capital Resources

The Company experienced a cash inflow from operations of $3.5 million during the period ended March 31, 2002, as compared to a cash outflow of $4.2 million during the first quarter of 2001. The increase resulted from better inventory management, through increased turnover and a reduced level of slow moving items, as well as management of the payable cycle. Net cash used in investing activities was $0.2 million during the period ended March 31, 2002, versus $22.4 million of cash provided by investing activities in the first quarter of 2001. The large cash inflow in first quarter of 2001 was mainly due to the sale of the Company's investment in the shares of DETC. Also, the level of capital purchases and software development costs was reduced to $0.2 million in the first quarter of 2002, compared to $0.9 million in the quarter ended March 31, 2001. Net cash used in financing activities was $3.2 million during the period ended March 31, 2002, compared to $15.5 million provided by financing activities during the first quarter of 2001. The most significant differences resulted from $10.6 million of net repayments on the Company's revolving line of credit and repayments of $4.0 million on the mortgage for Headquarters Facility during the first quarter of 2001. Net repayments on the Company's revolving line of credit were only $3.1 million during the period ended March 31, 2002.

As of March 31, 2002, the Company had $11.9 million outstanding under the former revolving credit facility. This amount was subsequently paid off on April 24, 2002 upon funding of a new credit facility.

On April 22, 2002, the Company received funding on a new three-year, $15 million credit facility with Frost Capital and has paid off all indebtedness to its previous lenders. Interest rates on this facility are calculated at prime plus 0.75%. The credit facility contains certain restrictive operational covenants and conditions, including tangible net worth and net income targets. The new line of credit is sufficient to fulfill the Company's present working capital needs, while reducing financing costs. The facility also permits the Company's international subsidiaries to secure localized lines of credit to pursue growth opportunities in individual countries.

Prior to the funding of the new credit facility, the Company received a federal income tax refund of $6.5 million due to the Job Creation and Worker Assistance Act of 2002. This statute allows the Company to carry back its 2001 net operating losses to the 1996 and 1997 tax years, permitting a refund of federal income taxes previously paid for those years. The act extended the carry back period on net operating losses to five years from two years for losses arising in tax years ending in 2001 and 2002.

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

                          ULTRAK, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS, CONTINUED


Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could affect its future results of operations and financial condition. The Company manages its exposure to these risks through its regular operating and financing activities. There have been no material changes in market risk since December 31, 2001.

The Company holds debt with variable interest rates that exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company has an interest swap agreement that expires in 2004. The agreement provides for a fixed rate of 6.485% on $5.0 million.

                          ULTRAK, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2002

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

                 Not Applicable

       Item 5.   Other Information

                  Not Applicable

       Item 6.   Exhibits and Reports on Form 8-K

                 (a) A Form 8-K was filed with Securities and Exchange Commission on April 25, 2002 to announce the resignations of Ronald Harnisch and Peter Beare from the Board of Directors (the "Board") on April 18, 2002. The Audit Committee of the Board now consists of Gerard Codeluppi, Alastair Gunning and Bryan Tate (with Mr. Tate serving as Chairman) and the Compensation Committee of the Board consists of Mr. Codeluppi, Mr. Gunning and Mr. Tate (with Mr. Gunning serving as Chairman).

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 ULTRAK, INC.


   Date: May 1, 2002                 By:   /s/ Chris Sharng
                                           ------------------------------
                                           Chris Sharng
                                           Senior Vice President-Finance,
                                           Secretary, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)