Form 10-K/A
period 2001-12-31
ULTRAK INC
filed 2002-05-09
CIK 318259

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

This Form 10-K/A amends the Company's Form 10-K filed on April 15, 2002 as previously amended by a Form 10-K/A filed on April 30, 2002 as follows as to (i) "LIQUIDITY AND CAPITAL RESOURCES", (ii) "Executive Officers' Options, Exercises and Holdings Table" (under "Item 11" as reported in the Company's Form 10-K/A filed April 30, 2002), (iii) "Option Repricing" (under "Item 11" as reported in the Company's Form 10-K/A filed April 30,2002), and (iv) "NOTE D-FINANCING ARRANGEMENTS."

(i)  LIQUIDITY AND CAPITAL RESOURCES

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

    The Company received during the week of April 15, 2002 a federal income tax refund of approximately $6.5 million as a result of the Job Creation and Worker Assistance Act of 2002, signed into law March 9, 2002. This statute allowed the Company to carry back its 2001 net operating losses to the 1996 and 1997 tax years, permitting a refund of federal income taxes previously paid for those years. The act extended the carry back period on net operating losses to five years from two years for losses arising in tax years ending in 2001 and 2002.

(ii) EXECUTIVE OFFICERS' OPTIONS, EXERCISES AND HOLDINGS TABLE

        There were no exercises of stock options during 2001 by the Executive Officers. The Company does not utilize stock appreciation rights ("SARs"). The unexercised options owned by the Executive Officers as of December 31, 2001 are presented below:

                                                           NUMBER OF
                                                           SECURITIES             VALUE OF
                                                           UNDERLYING             UNEXERCISED IN-
                                                           UNEXERCISED            THE-MONEY
                                                           OPTIONS/SARS           OPTIONS/SARS
                         SHARES             VALUE          AS AT 12/31/01         AS AT 12/31/01
                      ACQUIRED ON          REALIZED        EXERCISABLE/           EXERCISABLE/
NAME                EXERCISE IN 2001       ($) (1)         UNEXERCISABLE          UNEXERCISABLE (2)
----                ----------------       -------         -------------          -----------------
George K. Broady          0                  N/A           96,400/224,451(3)               $0/$0

Peter D. Beare            0                  N/A           12,400/299,600             $0/$14,000

Chris T. Sharng           0                  N/A               0/0(4)                      $0/$0

Wendy S. Diddell          0                  N/A           12,000/81,000              $0/$14,000

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

(3) Total of 224,451 at December 31, 2001 does not include 475,000 options granted to Mr. Broady in January 2002.

(4)  Mr. Sharng was granted 75,000 options in January 2002.


(iii) OPTION EXCHANGE

    In June 2001, the Company implemented a stock option exchange program (the "Exchange Program") pursuant to applicable SEC rules and regulations. No options were issued in 2001 pursuant to the Exchange Program. Only one Executive Officer participated in the Exchange Program and no options were issued in 2001 pursuant to the Exchange Program to such Executive Officer.

(iv) NOTE D - FINANCING ARRANGEMENTS

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

    Although the Company paid and the lenders accepted all of the fees prescribed by the amendment, the lenders have asserted that the Company did not have the right to extend the termination date of the credit facility. Consequently, in March 2002, the lenders have declared the outstanding balance of the loan to be due, refused to advance funds under the credit facility, and reserved the right to commence foreclosure proceedings if the loan is not repaid by April 30, 2002. Although the Company believes that the actions of its lenders are unwarranted and in breach of their obligations under the credit facility, it expects to repay the loan before such actions are initiated.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of May, 2002.

                                              ULTRAK, INC.

                                              By  /s/ George K. Broady
                                                ----------------------------
                                                George K. Broady
                                                Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               NAME                                TITLE                      DATE
       /s/ Niklaus F. Zenger         Chairman of the Board and Chief      May 9, 2002
---------------------------------    Executive Officer
           Niklaus F. Zenger

       /s/ George K. Broady          Chief Executive Officer              May 9, 2002
---------------------------------    (Principal Executive Officer)
           George K. Broady

      /s/ Chris Sharng               Senior Vice President-Finance,       May 9, 2002
---------------------------------    Secretary, Treasurer and Chief
          Chris Sharng               Financial Officer (Principal
                                     Financial and Accounting
                                     Officer)

   /s/ Alastair  J.A.B. Gunning      Director                             May 9, 2002
---------------------------------
      Alastair J.A.B. Gunning

       /s/ Bryan C. W. Tate          Director                             May 9, 2002
---------------------------------
           Bryan C. Tate

      /s/ Michael G. Morris          Director                             May 9, 2002
---------------------------------
          Michael G. Morris

     /s/ Gerard Codeluppi            Director                             May 9, 2002
---------------------------------
         Gerard Codeluppi
