Form 10-Q
period 2002-06-30
ULTRAK INC
filed 2002-08-14
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended:

                                  JUNE 30, 2002

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

Indicate the number of shares outstanding of the registrant's common stock as of July 31, 2002: 14,026,588 shares of $0.01 par value common stock.

                          ULTRAK INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2002

                                      INDEX

Part I: Financial Information                                                                        Page No.
                                                                                                     --------
Consolidated Balance Sheets                                                                            3

Consolidated Statements of Operations                                                                  5

Consolidated Statements of Cash Flows                                                                  8

Notes to Consolidated Financial Statements                                                            10

Management's Discussion and Analysis of Financial Condition and Results of Operations                 21

Quantitative and Qualitative Disclosures About Market Risk                                            27

Part II: Other Information                                                                            28

Submission of Matters to a Vote of Security Holders

Exhibits and Reports on Form 8-K

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2002           2001
                                                                              ------------    ------------
                                                                               (unaudited)

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                 $      1,965    $      3,300
    Trade accounts receivable, less allowance for doubtful accounts
         of $2,263 and $2,503 at June 30, 2002 and December 31, 2001,               26,297          25,132
         respectively
    Inventories, net                                                                27,381          26,326
    Prepaid expenses and other current assets                                        3,742           3,633
    Deferred income taxes                                                              274           6,309
                                                                              ------------    ------------

                       Total current assets                                         59,659          64,700

PROPERTY, PLANT AND EQUIPMENT, at cost                                              33,002          33,324
    Less accumulated depreciation and amortization                                 (15,211)        (14,529)
                                                                              ------------    ------------
                                                                                    17,791          18,795

OTHER ASSETS
    Intangible assets, net                                                          12,709          38,434
    Other                                                                              338             331
                                                                              ------------    ------------
                                                                                    13,047          38,765

                       Total assets                                           $     90,497    $    122,260
                                                                              ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2002           2001
                                                                              ------------    ------------
                                                                               (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable - trade                                                  $     12,654    $     12,776
    Accrued expenses                                                                 9,497           7,640
    Accrued restructuring costs                                                        421             650
    Line of credit                                                                  10,729          15,012
    Other debt                                                                         632             809
                                                                              ------------    ------------

                       Total current liabilities                                    33,933          36,887

FINANCING OBLIGATION                                                                 6,600           6,600

STOCKHOLDERS' EQUITY
   Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible;
        195,351 shares authorized, issued and outstanding                              977             977
   Common stock, $.01 par value; 50,000,000 shares authorized;
        17,494,238 shares issued                                                       175             175
   Additional paid-in-capital                                                      162,269         162,269
   Accumulated deficit                                                             (72,194)        (41,804)
   Accumulated other comprehensive loss                                             (2,580)         (4,161)
   Treasury stock, at cost (3,467,650 common shares)                               (38,683)        (38,683)

                                                                              ------------    ------------
                       Total stockholders' equity                                   49,964          78,773
                                                                              ------------    ------------

                       Total liabilities and stockholders' equity             $     90,497    $    122,260
                                                                              ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                         THREE MONTHS    THREE MONTHS
                                                                             ENDED           ENDED
                                                                         JUNE 30,2002    JUNE 30,2001
                                                                         ------------    ------------
                                                                          (unaudited)     (unaudited)
Net sales                                                                $     35,452    $     40,250
Cost of sales (exclusive of depreciation shown separately below)               23,757          26,646
                                                                         ------------    ------------

        Gross profit                                                           11,695          13,604

Other operating costs:
    Selling, general and administrative                                        13,491          12,069
    Depreciation and amortization                                                 848           1,280
                                                                         ------------    ------------
                                                                               14,339          13,349
                                                                         ------------    ------------

        Operating profit (loss)                                                (2,644)            255

Other income (expense):
   Interest expense                                                              (838)         (1,101)
   Interest income                                                                 11               6
   Foreign exchange gains                                                          89              --
   Other, net                                                                     338             (48)
                                                                         ------------    ------------
                                                                                 (400)         (1,143)
                                                                         ------------    ------------

        Loss before income taxes                                               (3,044)           (888)

 Income tax benefit                                                                52              --
                                                                         ------------    ------------

        Net loss                                                               (2,992)           (888)

Dividend requirements on preferred stock                                          (29)            (29)
                                                                         ------------    ------------

        Net loss allocable to common stockholders                        $     (3,021)   $       (917)
                                                                         ============    ============

        Net loss per share
              Basic                                                      $      (0.22)   $      (0.08)
                                                                         ============    ============
              Diluted                                                    $      (0.22)   $      (0.08)
                                                                         ============    ============

        Number of common shares used in computations:
              Basic                                                        14,026,588      11,688,888
              Diluted                                                      14,026,588      11,688,888

The accompanying notes are an integral part of the consolidated financial statements.

                         ULTRAK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            SIX MONTHS      SIX MONTHS
                                                                               ENDED           ENDED
                                                                           JUNE 30, 2002   JUNE 30, 2001
                                                                           -------------   -------------
                                                                            (UNAUDITED)     (UNAUDITED)

Net sales                                                                  $   70,980      $   84,585
Cost of sales (exclusive of depreciation shown separately below)               47,513          57,677
                                                                           ----------      ----------

     Gross profit                                                              23,467          26,908

Other operating costs
  Selling, general and administrative                                          25,336          24,621
  Depreciation and amortization                                                 1,708           2,596
                                                                           ----------      ----------
                                                                               27,044          27,217
                                                                           ----------      ----------

     Operating loss                                                            (3,577)           (309)
Other income (expense)
  Interest expense                                                             (1,639)         (1,805)
  Interest income                                                                  13              30
  Gain on sale of investments                                                      --           7,727
  Foreign exchange gains                                                          193              --
  Other, net                                                                      350              82
                                                                           ----------      ----------
                                                                               (1,083)          6,034
                                                                           ----------      ----------

     Income (loss) before income taxes and cumulative effect
       of accounting change                                                    (4,660)          5,725

Income tax benefit                                                                443              --
                                                                           ----------      ----------

     Income (loss) before cumulative effect of accounting change               (4,217)          5,725

Cumulative effect of accounting change                                        (26,115)             --
                                                                           ----------      ----------

     Net income (loss)                                                        (30,332)          5,725

Dividend requirements on preferred stock                                          (58)            (58)
                                                                           ----------      ----------

     Net income (loss) allocable to common stockholders                    $  (30,390)     $    5,667
                                                                           ==========      ==========

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                SIX MONTHS        SIX MONTHS
                                                                                  ENDED             ENDED
                                                                               JUNE 30,2002      JUNE 30,2001
                                                                              --------------    --------------
                                                                                (unaudited)      (unaudited)

Net income (loss) per share - basic:
        Income (loss) allocable to common stockholders before
             cumulative effect of accounting change                           $        (0.30)   $         0.48
        Cumulative effect of accounting change                                         (1.87)               --
                                                                              --------------    --------------
        Income (loss) allocable to common stockholders                        $        (2.17)   $         0.48
                                                                              ==============    ==============

Net income (loss) per share - diluted:
        Income (loss) allocable to common stockholders before
             cumulative effect of accounting change                           $        (0.30)   $         0.47
        Cumulative effect of accounting change                                         (1.87)               --
                                                                              --------------    --------------
        Income (loss) allocable to common stockholders                        $        (2.17)   $         0.47
                                                                              ==============    ==============

        Number of common shares used in computations:
              Basic                                                               14,026,588        11,688,888
              Diluted                                                             14,026,588        12,104,392

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             SIX MONTHS       SIX MONTHS
                                                                               ENDED            ENDED
                                                                            JUNE 30, 2002    JUNE 30, 2001
                                                                            -------------    -------------
                                                                              (unaudited)     (unaudited)

Cash flows from operating activities:
   Net income (loss)                                                          $  (30,332)   $    5,725
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Cumulative effect of accounting change                                    26,115            --
        Gain on disposal of fixed assets                                             (12)           --
        Gain on sale of investments                                                   --        (7,762)
        Depreciation and amortization                                              1,708         2,595
        Provision for losses on accounts receivable                                   11           297
        Changes in operating assets and liabilities:
            Accounts receivable                                                     (727)        6,118
            Inventories                                                             (784)         (954)
            Prepaid expenses and other current assets                                575           997
            Income taxes                                                           6,035          (318)
            Other assets                                                             (46)          122
            Accounts payable                                                           7        (3,653)
            Accrued restructuring costs                                             (229)       (2,344)
            Accrued and other current liabilities                                  1,613          (175)
                                                                              ----------    ----------
                 Net cash provided by operating activities                         3,934           648
                                                                              ----------    ----------

Cash flows from investing activities:
      Proceeds from the sale of Detection Systems, Inc. common stock                  --        23,211
      Purchases of property and equipment                                           (325)         (489)
      Software development costs                                                    (390)         (605)
      Proceeds from the sale of property and equipment                                --            21
      Earnout payments on prior acquisitions                                        (237)          (95)
                                                                              ----------    ----------
                 Net cash provided by (used in) investing activities                (952)       22,043
                                                                              ----------    ----------

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             SIX MONTHS       SIX MONTHS
                                                                               ENDED            ENDED
                                                                            JUNE 30, 2002    JUNE 30, 2001
                                                                            -------------    -------------
                                                                              (unaudited)     (unaudited)

Cash flows from financing activities:
      Repayments on revolving line of credit                                      (4,283)      (14,480)
      Repayments on other debt                                                      (177)         (862)
      Repayments on mortgage loan                                                     --        (4,000)
      Payment of preferred stock dividends                                           (58)          (58)
                                                                              ----------    ----------
                 Net cash used in financing activities                            (4,518)      (19,400)
                                                                              ----------    ----------

Net increase (decrease) in cash and cash equivalents                              (1,536)        3,291

Effect of exchange rate changes on cash                                              201        (3,523)

Cash and cash equivalents at beginning of the period                               3,300         3,751
                                                                              ----------    ----------
Cash and cash equivalents at end of the period                                $    1,965    $    3,519
                                                                              ==========    ==========

Supplemental cash flow information: Cash paid during the period for:
       Interest                                                               $    1,086    $    1,600
                                                                              ==========    ==========
       Income taxes                                                           $       33    $      102
                                                                              ==========    ==========

Supplemental schedule of noncash investing and financing:
      Mortgage financing                                                      $       --    $   11,500
                                                                              ==========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                          ULTRAK INC. AND SUBSIDIARIES

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

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

2. Earnings Per Share, continued:

Following is a reconciliation of basic and diluted earnings (loss) per share:

                                                         For the Three Months Ended               For the Three Months Ended
                                                                June 30, 2002                          June 30, 2001
                                                   ---------------------------------------   -------------------------------------
                                                     Net Income                    Per         Net Income                  Per
                                                       (Loss)                      Share          (Loss)                   Share
                                                   (in thousands)    Shares       Amount     (in thousands)   Shares      Amount
                                                   -------------- ------------  ----------   --------------  --------   ----------

Basic earnings per share:
Income (loss) allocable to common stockholders
     before cumulative effect of accounting change  $   (3,021)   14,026,588    $    (0.22)   $     (917)   11,688,888  $    (0.08)
                                                                                ==========                              ==========

Effect of dilutive securities
   Stock options                                            --            --                          --           --
   Convertible preferred stock                              --            --                          --           --
                                                    ----------    ----------                  ----------   ----------
Diluted earnings (loss) per share before
     cumulative effect of accounting change         $   (3,021)   14,026,588    $    (0.22)   $     (917)   11,688,888  $    (0.08)
                                                    ==========    ==========    ==========    ==========    ==========  ==========

                                                              For the Six Months Ended               For the Six Months Ended
                                                                    June 30, 2002                         June 30, 2001
                                                   ---------------------------------------   -------------------------------------
                                                     Net Income                    Per         Net Income                 Per
                                                       (Loss)                     Share          (Loss)                   Share
                                                   (in thousands)    Shares       Amount     (in thousands)   Shares      Amount
                                                   -------------- ------------  ----------   --------------  --------   ----------

Basic earnings per share:
Income (loss) allocable to common stockholders
     before cumulative effect of accounting change  $   (4,217)  14,026,588    $    (0.30)   $    5,667     11,688,888  $     0.48
                                                                               ==========                               ==========

Effect of dilutive securities
   Stock options                                            --           --                         --          8,523
   Convertible preferred stock                              --           --                         58         406,981
                                                    ----------   ----------                  ---------      ----------
Diluted earnings (loss) per share before
     cumulative effect of accounting change         $   (4,217)  14,026,588    $    (0.30)   $    5,725     12,104,392  $     0.47
                                                    ==========   ==========    ==========    ==========     ==========  ==========


For the three months ended June 30, 2002 and 2001, 1,446,221 and 851,102 stock options were outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the three months ended June 30, 2002 and 2001, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive. For the six months ended June 30, 2002 and 2001, 1,446,221 and 1,009,511 stock options were outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the six months ended June 30, 2002, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

See Note 7 for proforma calculation of earnings (loss) per share for the effect of change in accounting for goodwill amortization.

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

3. Segment Disclosure:

The Company has four business segments: United States-Professional Security Group (US-PSG), Diversified Sales Group (DSG), International-Professional Security Group (Int'l-PSG) and Supply. The segments are differentiated by the customers serviced as follows:

       US-PSG

       This segment consists of sales in the United States to professional security dealers, distributors, installers and certain large end users of professional security products.

       DSG

       This segment sells video and security products to industrial markets and consumers. This segment includes sales to Sam's Club, which discontinued carrying the Company's Exxis security products in its stores in October of 2001.

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

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

3. Segment Disclosure, continued:

The following tables provide financial data by segment for the periods noted (in thousands):


Three months ended June 30, 2002                US-PSG        DSG       Int'l-PSG     Supply      Corporate      Total
                                              ----------   ----------  ----------   ----------   ----------   ----------

Total revenue                                 $   20,664   $    5,744  $    9,270   $    5,919   $      248   $   41,845
Intersegment revenue                                (144)          --        (303)      (5,856)         (90)      (6,393)
                                              ----------   ----------  ----------   ----------   ----------   ----------
Revenue from external customers               $   20,520   $    5,744  $    8,967   $       63   $      158   $   35,452
                                              ==========   ==========  ==========   ==========   ==========   ==========

Gross profit (loss)                                7,861        1,163       2,875         (249)          45       11,695

Selling, general and administrative expense        3,182          572       3,184          694        5,859       13,491
Depreciation and amortization expense                 70           20          84           52          622          848
Operating profit (loss)                            4,609          571        (393)        (995)      (6,436)      (2,644)

Three months ended June 30, 2001                US-PSG        DSG       Int'l-PSG     Supply     Corporate      Total
                                              ----------   ----------  ----------   ----------   ----------   ----------

Total revenue                                 $   17,984   $   11,951  $   13,839   $    6,268   $      242   $   50,284
Intersegment revenue                                (136)          --      (3,687)      (6,112)         (99)     (10,034)
                                              ----------   ----------  ----------   ----------   ----------   ----------
Revenue from external customers               $   17,848   $   11,951  $   10,152   $      156   $      143   $   40,250
                                              ==========   ==========  ==========   ==========   ==========   ==========

Gross profit                                       5,763        3,216       3,789          242          594       13,604

Selling, general and administrative expense        3,477          843       3,371          177        4,201       12,069
Depreciation and amortization expense                102           38          75           64        1,001        1,280
Operating profit (loss)                            2,184        2,335         343            1       (4,608)         255

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

3. Segment Disclosure, continued:

The following tables provide financial data by segment for the periods noted (in thousands):

Six months ended June 30, 2002                  US-PSG        DSG       Int'l-PSG     Supply     Corporate       Total
                                              ----------   ----------  ----------   ----------   ----------   ----------
Total revenue                                 $   40,228   $   12,272  $   19,197   $   11,412   $      444   $   83,553
Intersegment revenue                                (394)          --        (823)     (11,197)        (159)     (12,573)
                                              ----------   ----------  ----------   ----------   ----------   ----------
Revenue from external customers               $   39,834   $   12,272  $   18,374   $      215   $      285   $   70,980
                                              ==========   ==========  ==========   ==========   ==========   ==========

Gross profit                                      14,956        2,731       5,938         (178)          20       23,467

Selling, general and administrative expense        6,010        1,103       6,341          826       11,056       25,336
Depreciation and amortization expense                154           41         166          104        1,243        1,708
Operating profit (loss)                            8,792        1,587        (569)      (1,108)     (12,279)      (3,577)

Six months ended June 30, 2001                  US-PSG        DSG      Int'l-PSG      Supply     Corporate       Total
                                              ----------   ----------  ----------   ----------   ----------   ----------
Total revenue                                 $   38,890   $   23,429  $   30,299   $   13,928   $      543   $  107,089
Intersegment revenue                                (193)          --      (9,053)     (13,160)         (98)     (22,504)
                                              ----------   ----------  ----------   ----------   ----------   ----------
Revenue from external customers               $   38,697   $   23,429  $   21,246   $      768   $      445   $   84,585
                                              ==========   ==========  ==========   ==========   ==========   ==========

Gross profit                                      12,542        6,413       6,973          469          511       26,908

Selling, general and administrative expense        7,139        1,769       6,645          337        8,731       24,621
Depreciation and amortization expense                206           78         168          129        2,015        2,596
Operating profit (loss)                            5,197        4,566         160            3      (10,235)        (309)


The only material change in net assets by segment since the annual report filed on Form 10-K relates to the presentation of goodwill. Prior to the adoption of the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, the Company reported goodwill as it appeared on each legal entity. A reconciliation of the goodwill by segment at December 31, 2001, as a component of net assets, between Form 10-K and the current presentation (see
Note 7) is as follows:

The following table provides a reconciliation of goodwill by segment (in thousands):

December 31, 2001                          US-PSG       DSG     Int'l-PSG   Supply    Corporate      Total
                                          ---------  ---------  ---------  ---------  ---------   ---------
Goodwill reported on Form 10-K            $      --  $      --  $      --  $     598  $  35,477   $  36,075
Reallocated to segment per SFAS 142          18,824        729     15,416         --    (34,969)         --
                                          ---------  ---------  ---------  ---------  ---------   ---------
Adjusted goodwill by segment              $  18,824  $     729  $  15,416  $     598  $     508   $  36,075
                                          =========  =========  =========  =========  =========   =========

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4. Foreign Operations:

Sales by geographic area were as follows (in thousands):

                               Three months ended June 30,        Six months ended June 30,
                              -----------------------------     -----------------------------
                                  2002             2001             2002             2001
                              ------------     ------------     ------------     ------------

United States                 $     26,485     $     30,098     $     52,606     $     63,339
Italy                                2,886            2,278            6,106            4,815
United Kingdom                       2,205            2,025            4,333            3,251
Germany                              1,584            1,610            3,083            4,177
Australia                              408              846            1,509            1,935
South Africa                           997              940            1,703            1,890
Singapore                              220              509              509              769
Switzerland                            300              299              570              738
Poland                                 367              538              561              907
France                                  --            1,107               --            2,764
                              ------------     ------------     ------------     ------------

   Total revenues             $     35,452     $     40,250     $     70,980     $     84,585
                              ============     ============     ============     ============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

5. Comprehensive Income (Loss):

Total comprehensive income (loss) is as follows:
(in thousands)

                                            Three months       Three months       Six months        Six months
                                                ended             ended              ended             ended
                                            June 30, 2002     June 30, 2001      June 30, 2002     June 30, 2001
                                            -------------     -------------      -------------     -------------

Net income (loss)                            $     (2,992)     $       (888)     $    (30,332)     $      5,725

Other comprehensive income (loss):

   Currency translation adjustment                  1,538            (2,331)            1,581            (3,111)
                                             ------------      ------------      ------------      ------------

Comprehensive income (loss)                  $     (1,454)     $     (3,219)     $    (28,751)     $      2,614
                                             ============      ============      ============      ============


At June 30, 2002 and December 31, 2001, accumulated other comprehensive loss related entirely to foreign currency translation adjustments. The strengthening of the Euro and the South African Rand during the second quarter of 2002 allowed favorable settlement of transactions denominated in U.S. dollars.

6. Accrued Restructuring Charges:

As of December 31, 2001, the Company had accruals for severance and other related employee costs and leased facilities and other termination costs for its subsidiaries in France and Belgium. The current period accrual activity related to these charges is summarized as follows:

(in thousands):
                                                       Accrued at                         Accrued at
                                                    December 31, 2001     Settled        June 30, 2002
                                                    -----------------   ------------     -------------

Severance and other related employee costs             $        177     $         34     $        143
Leased facilities and other termination costs                   473              195              278
                                                       ------------     ------------     ------------

                                                       $        650     $        229     $        421
                                                       ============     ============     ============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

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

Under SFAS 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. This methodology differs from the Company's previous policy, as permitted under accounting standards existing at that time, of using undiscounted cash flows to determine if its goodwill is recoverable.

The Company has completed its transitional impairment analysis as required by SFAS 142. As a result, the Company has recorded a non-cash charge of approximately $26.1 million to reduce the carrying value of its goodwill. Such charge is reflected, effective January 1, 2002, as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using discounted cash flow methodology or recent comparable transactions.

A summary of the changes in the Company's goodwill during the six months ended June 30, 2002, by business segment, are as follows (in thousands):

                                           US-PSG           DSG         Int'l-PSG        Supply         Corporate          Total
                                          ----------     ----------     ----------      ----------      ----------      ----------
Net carrying value at December 31, 2001   $   18,824     $      729     $   15,416      $      598      $      508      $   36,075

Earnout payments on prior acquisitions            --             --            766              --              --             766
Impairment losses                            (14,762)            --        (10,591)           (412)           (350)        (26,115)

                                          ----------     ----------     ----------      ----------      ----------      ----------
Net carrying value at June 30, 2002       $    4,062     $      729     $    5,591      $      186      $      158      $   10,726
                                          ==========     ==========     ==========      ==========      ==========      ==========

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)


7. New Accounting Pronouncements, continued:


Intangible assets consist of the following (in thousands):

                                                              June 30, 2002                       December 31, 2001
                                    Weighted     -------------------------------------   --------------------------------------
                                    Average        Gross                       Net          Gross                        Net
                                  Amortization    Carrying   Accumulated     Carrying     Carrying    Accumulated     Carrying
                                    (Years)        Value     Amortization      Value        Value     Amortization      Value
                                 --------------  ----------  ------------   ----------    ----------  ------------   ----------

Intangible assets subject
    to amortization

      Loan costs                       2.3       $      806         (158)          648    $    1,329         (523)          806
      Licensing agreements             3.7            1,540         (466)        1,074         1,540         (263)        1,277
      Patents and trademarks          17.1              333          (72)          261           337          (61)          276
                                 --------------  ----------   ----------    ----------    ----------   ----------    ----------

Total intangible assets subject                  $    2,679         (696)        1,983    $    3,206         (847)        2,359
    to amortization                              ==========   ==========    ==========    ==========   ==========    ==========


Intangible assets not subject
    to amortization

      Goodwill                                   $   10,726                               $   36,075
                                                 ==========                               ==========


Amortization expense related to intangible assets totaled $287,000 and $67,000 during the three months ended June 30, 2002 and 2001. Amortization expense related to intangible assets totaled $423,000 and $134,000 during the six months ended June 30, 2002 and 2001. The aggregate estimated amortization expense for intangible assets remaining as of June 30, 2002 is as follows:

(in thousands)

  Reminder of 2002                  $     423
  2003                                    847
  2004                                    521
  2005                                    266
  2006                                     22
                                    ---------

  Total                             $   2,079
                                    =========

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. New Accounting Pronouncements, continued:

Net income (loss) before cumulative effect of accounting change for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill, is as follows (in thousands):

                                                          THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                              ENDED              ENDED             ENDED               ENDED
                                                          JUNE 30, 2002      JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001
                                                          -------------      -------------      -------------      -------------
                                                           (unaudited)        (unaudited)         (unaudited)       (unaudited)

Net earnings (loss)

      Reported net earnings (loss) allocable to
      common stockholders before cumulative
      effect of accounting change                         $      (3,021)     $        (917)     $      (4,275)     $       5,667
      Goodwill amortization                                          --                381                 --                762
                                                          -------------      -------------      -------------      -------------

      Adjusted net earnings (loss) allocable to
      common stockholders                                 $      (3,021)     $        (536)     $      (4,275)     $       6,429
                                                          =============      =============      =============      =============

Basic earnings (loss) per share

      Reported basic earnings (loss) per share
      allocable to common stockholders before
      cumulative effect of accounting change              $       (0.22)     $       (0.08)     $       (0.30)     $        0.48
      Goodwill amortization                                          --               0.03                 --               0.07
                                                          -------------      -------------      -------------      -------------

      Adjusted basic earnings (loss) per share            $       (0.22)     $       (0.05)     $       (0.30)     $        0.55
                                                          =============      =============      =============      =============

Diluted earnings (loss) per share

      Reported diluted earnings (loss) per share
      allocable to common stockholders before
      cumulative effect of accounting change              $       (0.22)     $       (0.08)     $       (0.30)     $        0.47
      Goodwill amortization                                          --               0.03                 --               0.06
                                                          -------------      -------------      -------------      -------------

      Adjusted diluted earnings (loss) per share          $       (0.22)     $       (0.05)     $       (0.30)     $        0.53
                                                          =============      =============      =============      =============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. New Accounting Pronouncements, continued:

SFAS 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company's financial position, results of operations, or cash flows.

8. Ohio Plant Closure:

On June 5, 2002, the Company announced the closure of its manufacturing facility in Carroll, Ohio ("the Ohio Plant") after evaluating all aspects of the closure, including operational and economic considerations. Closure costs recorded during the second quarter of 2002 were $665,000, including accrued severance compensation of $570,000 for 50 Ohio Plant employees.

9. Line of Credit:

On April 22, 2002, the Company received funding on a new three-year, $15 million credit facility with Frost Capital and has paid off all indebtedness to its previous lenders. Interest rates on this facility are calculated at prime plus 0.75%. The credit facility contains certain restrictive operational and financial covenants and conditions, including tangible net worth and net income targets. The facility also permits the Company's international subsidiaries to secure localized lines of credit to pursue growth opportunities in individual countries.

10. Subsequent Event:

On August 8, 2002, the Company agreed to sell assets and certain liabilities related to the Company's closed-circuit television business in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom to Honeywell International Inc. for $36 million in cash, plus the assumption of trade liabilities. Honeywell will pay $30.6 million at closing and the remaining amount in three installments over an 18-month period.

After the closing, in addition to the purchase price payment in cash and receivables, the Company will retain its tax assets in the form of net operating loss carry-forwards, all of its international legal entities, its real estate assets in Carroll, Ohio and Lewisville, Texas and the majority of its intellectual properties in various technologies, licenses and trademarks.

The transaction is subject to Ultrak shareholder approval and is expected to close in the fourth quarter of 2002.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Results of Operations (Consolidated)

For the Three Months Ended June 30, 2002 compared to the Three Months ended June 30, 2001

Net sales were $35.5 million for the three months ended June 30, 2002, a decrease of $4.8 million (12%) over the same period in 2001. This decline was mainly due to the loss of the Sam's business in October 2001 ($5.3 million), the sale of the French CCTV and audio businesses in December 2001 ($1.1 million) and an increase in the U.S. video business ($1.8 million).

Gross profit margins in the second quarter of 2002 were 33.0%, compared to 33.8% in the second quarter of 2001. The gross profit decline included a $0.5 million inventory write-down at the Company's South African subsidiary and a $0.3 million royalty expense incurred through an unfavorable patent settlement. Excluding the effect of these charges, gross profit margins in the second quarter of 2002 were 35.2%, an increase of 1.4%. The continued underlying improvement is the result of new product launches, simplified product designs, more favorable product mix and better inventory management.

Selling, general and administrative expenses were $13.5 million for the three months ended June 30, 2002, an increase of $1.4 million (12%) over the same period in 2001. This increase was attributed to $0.4 million severance for the former Chief Operating Officer, the VP of Marketing and other managers terminated in 2002, $0.3 million expenses for the transitional period of the new Chief Executive Officer and the Chief Operating Officer, and $0.7 million relating to severance and closure costs of the Company's Ohio plant.

Depreciation and amortization expenses were $0.9 million for the three months ended June 30, 2002, a decrease of $0.4 million (34%) compared to the first quarter of 2001. This reduction stems from the Company's adoption of SFAS 142, Goodwill and Intangible Assets, which suspended goodwill amortization as of January 1, 2002.

Other expenses in the second quarter of 2002 were $0.4 million, a decrease of $0.7 million (65%) over the same period in 2001. The reduction in other expenses included $0.3 million of lower interest costs due to reduced borrowing levels and more favorable financing terms, $0.3 million of income from successful patent enforcement and $0.1 million in foreign currency gains as a result of the strengthening of the Euro and the South African Rand.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Results of Operations (Consolidated)

For the Six Months Ended June 30, 2002 compared to the Six Months ended June 30, 2001

Net sales were $71.0 million for the six months ended June 30, 2002, a decrease of $13.6 million (16%) over the same period in 2001. This decline resulted from the loss of the Sam's business in October 2001 ($10.6 million), the sale of the French CCTV and audio businesses in December 2001 ($2.8 million) and an increase in the U.S. video business ($1.1 million).

Gross profit margins for the first half of 2002 were 33.1%, compared to 31.8% in 2001. The gross profit in 2002 included a $0.5 million inventory write-down at the Company's South African subsidiary and a $0.3 million royalty expense incurred through an unfavorable patent settlement. Excluding the effect of these charges, gross profit margins in 2002 were 34.2%, an increase of 2.4%. The continued improvement is the result of new product launches, simplified product designs, more favorable product mix and better inventory management.

Selling, general and administrative expenses were $25.3 million for the six months ended June 30, 2002, an increase of $0.7 million (3%) over the same period in 2001. This increase was attributed to $0.4 million severance for the former Chief Operating Officer, the VP of Marketing and other managers terminated in 2002 and $0.7 million relating to severance and closure costs at the Company's Ohio plant. These increases were offset by a $0.5 million reduction in European central management costs.

Depreciation and amortization expenses were $1.7 million for the six months ended June 30, 2002, a decrease of $0.8 million (34%) compared to the same period in 2001. This reduction is due to the Company's adoption of SFAS 142, Goodwill and Intangible Assets, which suspended goodwill amortization as of January 1, 2002. The adoption of SFAS 142 is considered a change in accounting principal and the cumulative effect of adopting this standard resulted in a $26.1 million, or $1.87 per share (basic and diluted), non-cash charge effective January 1, 2002.

Other expenses for the six months ended June 30, 2002 were $1.1 million, compared to other income of $6.0 million in 2001. The other income in 2001 included a $7.7 million gain from the sale of the Company's investment in the shares of Detection Systems, Inc. The reduction in other expenses for 2002 included $0.2 million of lower interest costs due to reduced borrowing levels and more favorable financing terms, $0.3 million of income from successful patent enforcement and $0.2 million in foreign currency gains as a result of the strengthening of the Euro and the South African Rand.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Results of Operations (US-PSG)


                                                    Three months ended June 30,              Six months ended June 30,
                                              -------------------------------------    -------------------------------------
                                               2002     2001   $ Change    % Change     2002     2001   $ Change    % Change
                                              ------   ------  --------    --------    ------   ------  --------    --------

Total revenue                                 20,664   17,984     2,680        15%      40,228   38,890     1,338         3%
Intersegment revenue                            (144)    (136)       (8)        6%        (394)    (193)     (201)      104%
Revenue from external customers               20,520   17,848     2,672        15%      39,834   38,697     1,137         3%

Gross profit                                   7,861    5,763     2,098        36%      14,956   12,542     2,414        19%
Gross profit %                                   38%      32%        6%        19%         38%      32%        5%        16%

Selling, general and administrative expense    3,182    3,477      (295)       -8%       6,010    7,139    (1,129)      -16%
Depreciation and amortization expense             70      102       (32)      -31%         154      206       (52)      -25%
Operating profit                               4,609    2,184     2,425       111%       8,792    5,197     3,595        69%



For the Three Months Ended June 30, 2002 compared to the Three Months ended June 30, 2001

Net sales increases of $2.7 million were due to greater demand from a single, large-end user and U.S. government projects, offset by smaller decreases in sales to dealers and integrators and the sale of the Industrial Furnace Camera business ($0.8 million) in July 2001.

Gross profit margin increased in the second quarter of 2002 due to new product launches, better product designs, increased sales of higher margin products, reduced inventory costs and a reduced volume of sales discounts.

Selling, general and administrative expenses in the second quarter of 2002 decreased $0.3 million from the comparable period a year ago. Lower personnel costs were the main reason for the decrease. The second quarter figure of 2001 included a $0.3 million credit attributable to reimbursement for defective products and $0.3 million in expenses related to the Industrial Furnace Camera business that was sold in July 2001.

For the Six Months Ended June 30, 2002 compared to the Six Months ended June 30, 2001

Net sales increases of $1.3 million were due to greater demand from a single, large-end user and U.S. government projects, offset by smaller decreases in sales to dealers and integrators and the sale of the Industrial Furnace Camera business ($1.5 million) in July 2001.

Gross profit margin increased in 2002 due to new product launches, better product designs, increased sales of higher margin products, reduced inventory costs and a reduced volume of sales discounts.

Selling, general and administrative expenses in 2002 decreased $1.1 million from the comparable period a year ago. Lower personnel costs were the main reason for the decrease. The second quarter figure of 2001 included a $0.3 million credit attributable to reimbursement for defective products and $0.5 million in expenses related to the Industrial Furnace Camera business that was sold in July 2001.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS, CONTINUED

Results of Operations (US-DSG)



                                                    Three months ended June 30,              Six months ended June 30,
                                              -------------------------------------    -------------------------------------
                                               2002     2001   $ Change    % Change     2002     2001   $ Change    % Change
                                              ------   ------  --------    --------    ------   ------  --------    --------

Total revenue                                 5,744   11,951    (6,207)      -52%     12,272    23,429   (11,157)      -48%
Intersegment revenue                             --       --        --         --         --        --        --         --
Revenue from external customers               5,744   11,951    (6,207)      -52%     12,272    23,429   (11,157)      -48%

Gross profit                                  1,163    3,216    (2,053)      -64%      2,731     6,413    (3,682)      -57%
Gross profit %                                  20%      27%       -7%       -25%        22%       27%       -5%       -19%

Selling, general and administrative expense     572      843      (271)      -32%      1,103     1,769      (666)      -38%
Depreciation and amortization expense            20       38       (18)      -47%         41        78       (37)      -47%
Operating profit (loss)                         571    2,335    (1,764)      -76%      1,587     4,566    (2,979)      -65%



For the Three Months Ended June 30, 2002 compared to the Three Months ended June 30, 2001

Net sales of retail and consumer products decreased $6.2 million due to the loss of the Sam's Club business in October 2001 ($5.3 million) and a reduced demand for industrial vision products ($0.9 million).

Gross profit margins decreased due to a $0.3 million royalty expense incurred through an unfavorable patent settlement and a shift in sales mix.

The decrease in the selling, general and administrative expenses was due to reduced headcount in the current year and higher e-commerce costs a year ago.

For the Six Months Ended June 30, 2002 compared to the Six Months ended June 30, 2001

Net sales of retail and consumer products decreased $11.2 million due to the loss of the Sam's Club business in October 2001 ($10.6 million) and a reduced demand for industrial vision products ($0.8 million), offset by an increased volume in the e-commerce business, SecurityandMore.com ($0.3 million).

Gross profit margins decreased due to a $0.3 million royalty expense incurred through an unfavorable patent settlement and a shift in sales mix.

The decrease in the selling, general and administrative expenses was due to reduced headcount in the current year and higher e-commerce costs a year ago.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS, CONTINUED

Results of Operations (International-PSG)



                                                   Three months ended June 30,               Six months ended June 30,
                                              -------------------------------------    -------------------------------------
                                               2002     2001   $ Change    % Change     2002     2001   $ Change    % Change
                                              ------   ------  --------    --------    ------   ------  --------    --------

Total revenue                                 9,270   13,839    (4,569)      -33%     19,197    30,299   (11,102)      -37%
Intersegment revenue                           (303)  (3,687)    3,384       -92%       (823)   (9,053)    8,230       -91%
Revenue from external customers               8,967   10,152    (1,185)      -12%     18,374    21,246    (2,872)      -14%

Gross profit                                  2,875    3,789      (914)      -24%      5,938     6,973    (1,035)      -15%
Gross profit %                                  32%      37%       -5%       -14%        32%       33%       -1%        -2%

Selling, general and administrative expense   3,184    3,371      (187)       -6%      6,341     6,645      (304)       -5%
Depreciation and amortization expense            84       75         9        12%        166       168        (2)       -1%
Operating profit (loss)                        (393)     343      (736)     -215%       (569)      160      (729)     -456%


For the Three Months Ended June 30, 2002 compared to the Three Months ended June 30, 2001

Net sales decreased $4.6 million due to the $1.1 million loss of the revenue from the French CCTV and audio businesses which were sold in December 2001.

Gross profit margins decreased due to an inventory write-down of $0.5 million at the Company's South African subsidiary. Excluding this charge, margins remained relatively unchanged at 37%.

Selling, general and administrative expenses decreased due to $0.3 million in savings from the closure of operations in France, Belgium and Asia.

For the Six Months Ended June 30, 2002 compared to the Six Months ended June 30, 2001

Net sales decreased $11.1 million due to the $2.8 million loss of the revenue from the French CCTV and audio businesses which were sold in December 2001.

Gross profit margin decreases in 2002 resulted from an inventory write-down of $0.5 million at the Company's South African subsidiary. Excluding this charge, margins were slightly higher.

Selling, general and administrative expenses decreased due to $0.3 million in savings from the closure of operations in France, Belgium and Asia.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS, CONTINUED

Liquidity and Capital Resources

The Company experienced an increase in cash flow from operations of $3.3 million for the six months ended June 30, 2002, as compared to the same period in 2001. The increase resulted primarily from the receipt of a $6.5 million tax refund that resulted from the carry-back of 2001 losses to the 1996 and 1997 tax years.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2002, versus $22.4 million of cash provided by investing activities for the same period in 2001. The outflows in 2002 represented $0.7 million in capital purchases and $0.2 million for the final earnout payments in Poland for the prior acquisition of Ultrak Poland. The cash inflow from investing activities in 2001 was primarily due to the sale of the Company's investment in the shares of Detection Systems, Inc.

Net cash used in financing activities was $4.5 million for the six months ended June 30, 2002, compared to $19.4 million during the same period in 2001. The most significant differences resulted from $14.5 million of net repayments on the Company's revolving line of credit and repayments of $4.0 million on the mortgage for the Company's Headquarters Facility in 2001. Net repayments on the Company's revolving line of credit were $4.3 million in 2002.

On April 16, 2002, the Company received a federal income tax refund of $6.5 million due to the Job Creation and Worker Assistance Act of 2002. This statute allows the Company to carry-back its 2001 net operating losses to the 1996 and 1997 tax years, permitting a refund of federal income taxes paid for those years. The act extended the carry-back period on net operating losses to five years from two years for losses arising in tax years ended in 2001 and 2002.

On April 22, 2002, the Company received funding on a new three-year, $15.0 million credit facility with Frost Capital and paid off all indebtedness to its previous lenders. Interest rates on this facility are calculated at prime plus 0.75%. The facility contains certain restrictive operational and financial covenants and conditions, including tangible net worth and net income targets. As of June 30, 2002, the Company had $10.7 million outstanding under its credit facility and was in compliance with all of its covenants.

The Company believes that internally generated funds, available borrowings under the bank credit facility and current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital, capital expenditures and acquisitions, if any, for at least the next twelve months.

On August 8, 2002, the Company agreed to sell assets and certain liabilities related to the Company's closed-circuit television business in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom to Honeywell International Inc. for $36 million in cash, plus the assumption of trade liabilities. Honeywell will pay $30.6 million at closing and the remaining amount in three installments over an 18-month period. The proposed transaction with Honeywell, if approved, will greatly improve the Company's working capital and its ability to make capital purchases and strategic acquisitions.

                          ULTRAK INC. AND SUBSIDIARIES

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

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED OR INCORPORATED IN THIS QUARTERLY REPORT ON FORM 10-Q, WHICH ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). FORWARD LOOKING STATEMENTS ARE MADE IN GOOD FAITH BY ULTRAK, INC. PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE REFORM ACT. FORWARD LOOKING STATEMENTS MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF ULTRAK, INC. TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS, INCLUDING THE TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, FLUCTUATIONS IN OPERATING RESULTS, ABILITY TO INTRODUCE NEW PRODUCTS, TECHNOLOGICAL CHANGES, RELIANCE ON INTELLECTUAL PROPERTY AND OTHER RISKS. MOREOVER, THE OBJECTIVES AND INTENTIONS SET FORTH IN THIS FORM 10-Q ARE SUBJECT TO CHANGE DUE TO DOMESTIC, GLOBAL MARKET AND ECONOMIC CONDITIONS BEYOND THE CONTROL OF ULTRAK, INC.

                          ULTRAK, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2002


   Part II: Other Information

       Item 1.   Legal Proceedings

                  Not Applicable

       Item 2.   Changes in Securities

                  Not Applicable

       Item 3.   Defaults Upon Senior Securities

                  Not Applicable

       Item 4.   Submission of Matters to a Vote of Security Holders

                 The annual meeting of shareholders was held on June 7, 2002. During the meeting, the holders of a majority of the Company's outstanding shares took the following actions:

                  1. Elected six directors to serve until the next Annual Meeting of Stockholders,

                  2. Approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of the Company's Common Stock from 20,000,000 to 50,000,000 shares,

                  3. Amended and replaced the Ultrak, Inc, 1988 Non-Qualified Stock Option Plan by the adoption of the Ultrak, Inc. 2002 Stock Incentive Plan,

                  4. Approved an amendment to the Company's By-Laws to amend and restate Article V,

                  5. Ratified the appointment of Grant Thornton LLP as the independent auditors of the Company for the fiscal year ending December 31, 2002.

       Item 5.   Other Information

                  Not Applicable

       Item 6.   Exhibits and Reports on Form 8-K

                  (a) A Form 8-K was filed with the Securities and Exchange Commission on June 7, 2002 to announce the closure of the Ohio Plant and the election of Niklaus F. Zenger as the sole Chief Executive Officer.

                  (b) A Form 8-K was filed with the Securities and Exchange Commission on April 25, 2002 to announce the resignation of Ronald Harnisch, Peter Beare and
                           Vince Broady from the Board, and the election of Niklaus Zenger, Michael Morris and Gerard
                           Codeluppi to the Board.

                  (c) Exhibit 99.1 - Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (d) Exhibit 99.2 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          ULTRAK, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ULTRAK, INC.


   Date: August 14, 2002          By:  /s/ Chris Sharng
                                     -----------------------------------------
                                  Chris Sharng
                                  Senior Vice President-Finance, Secretary,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------
         99.1  -  Certification of Principal Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002.

         99.2  -  Certification of Principal Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.