Form 10-Q
period 2002-09-30
ULTRAK INC
filed 2002-11-19
CIK 318259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X)          Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                         For the quarterly period ended:

                               SEPTEMBER 30, 2002

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

Indicate the number of shares outstanding of the registrant's common stock as of October 31, 2002: 14,046,588 shares of $0.01 par value common stock.

                          ULTRAK INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

Part I: Financial Information                                                           Page No.
                                                                                        --------

Consolidated Balance Sheets                                                                    3

Consolidated Statements of Operations                                                          5

Consolidated Statements of Cash Flows                                                          8

Notes to Consolidated Financial Statements                                                    10

Management's Discussion and Analysis of Financial Condition and Results of Operations         24

Quantitative and Qualitative Disclosures About Market Risk                                    30

Controls and Procedures                                                                       30



Part II: Other Information                                                                    31

Submission of Matters to a Vote of Security Holders

Exhibits and Reports on Form 8-K

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                2002              2001
                                                                            -------------     ------------
                                                                            (unaudited)

ASSETS


CURRENT ASSETS
    Cash and cash equivalents                                               $      2,867      $      3,300
    Trade accounts receivable, less allowance for doubtful accounts of $2,227,000 and $2,503,000 at September 30, 2002 and
        December 31, 2001, respectively                                           22,921            25,132
    Inventories, net                                                              26,012            26,326
    Prepaid expenses and other current assets                                      2,680             3,633
    Deferred income taxes                                                            236             6,309
                                                                            ------------      ------------


            Total current assets                                                  54,716            64,700


PROPERTY, PLANT AND EQUIPMENT, at cost                                            33,062            33,324
    Less accumulated depreciation and amortization                               (15,720)          (14,529)
                                                                            ------------      ------------
                                                                                  17,342            18,795


OTHER ASSETS
    Goodwill                                                                      10,727            36,075
    Intangible assets, net                                                         1,832             2,359
    Other                                                                            366               331
                                                                            ------------      ------------
                                                                                  12,925            38,765

            Total assets                                                    $     84,983      $    122,260
                                                                            ============      ============

                          ULTRAK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2002              2001
                                                                      -------------     ------------
                                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable - trade                                           $      9,088      $     12,776
   Accrued expenses                                                          7,531             7,640
   Accrued restructuring costs                                                 421               650
   Income tax payable                                                          712                --
   Line of credit                                                           12,267            15,012
   Other debt                                                                  265               809
                                                                      ------------      ------------

         Total current liabilities                                          30,284            36,887

FINANCING OBLIGATION                                                         6,600             6,600


STOCKHOLDERS' EQUITY
   Preferred stock, $5 par value, issuable in series;
      2,000,000 shares authorized; Series A, 12%
      cumulative convertible; 195,351 shares authorized,
      issued and outstanding                                                   977               977
   Common stock, $.01 par value; 50,000,000 shares authorized;
      17,514,238 shares issued                                                 175               175
   Additional paid-in-capital                                              162,269           162,269
   Accumulated deficit                                                     (73,861)          (41,804)
   Accumulated other comprehensive loss                                     (2,778)           (4,161)
   Treasury stock, at cost (3,467,650 common shares)                       (38,683)          (38,683)
                                                                      ------------      ------------

         Total stockholders' equity                                         48,099            78,773
                                                                      ------------      ------------
         Total liabilities and stockholders' equity                   $     84,983      $    122,260
                                                                      ============      ============

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS        THREE MONTHS
                                                               ENDED                ENDED
                                                         SEPTEMBER 30,2002    SEPTEMBER 30,2001
                                                         -----------------    -----------------
                                                            (unaudited)          (unaudited)

Net sales                                                   $     36,690         $     40,045
Cost of sales (exclusive of depreciation shown
  separately below)                                               24,188               28,392
                                                            ------------         ------------

      Gross profit                                                12,502               11,653

Other operating costs:
   Selling, general and administrative                            12,107               11,120
   Depreciation and amortization                                     803                1,357
                                                            ------------         ------------
                                                                  12,910               12,477
                                                            ------------         ------------

      Operating loss                                                (408)                (824)

Other income (expense):
   Interest expense                                                 (521)                (716)
   Interest income                                                    10                    2
   Foreign exchange gains (losses)                                     1                 (124)
   Gain on sale of division                                           --                1,208
   Costs incurred for sale of business                              (700)
   Other, net                                                        190                   31
                                                            ------------         ------------
                                                                  (1,014)                 401
                                                            ------------         ------------

      Loss before income taxes                                    (1,422)                (423)

Income tax expense                                                  (214)                  --
                                                            ------------         ------------

      Net loss                                                    (1,636)                (423)


Dividend requirements on preferred stock                             (29)                 (29)
                                                            ------------         ------------

      Net loss allocable to common stockholders             $     (1,665)        $       (452)
                                                            ============         ============

      Net loss per share
         Basic                                              $      (0.12)        $      (0.04)
                                                            ============         ============
         Diluted                                            $      (0.12)        $      (0.04)
                                                            ============         ============


      Number of common shares used in computations:
         Basic                                                14,046,588           11,688,888
         Diluted                                              14,046,588           11,688,888

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                         NINE MONTHS         NINE MONTHS
                                                                             ENDED              ENDED
                                                                      SEPTEMBER 30, 2002   SEPTEMBER 30,2001
                                                                      ------------------   -----------------
                                                                          (unaudited)         (unaudited)

Net sales                                                                $    107,670         $    124,631
Cost of sales (exclusive of depreciation shown separately below)               71,701               86,070
                                                                         ------------         ------------

      Gross profit                                                             35,969               38,561

Other operating costs:
   Selling, general and administrative                                         37,443               35,741
   Depreciation and amortization                                                2,511                3,952
                                                                         ------------         ------------
                                                                               39,954               39,693
                                                                         ------------         ------------

      Operating loss                                                           (3,985)              (1,132)

Other income (expense):
   Interest expense                                                            (2,136)              (2,535)
   Interest income                                                                 --                   31
   Foreign exchange gains (losses)                                                194                 (123)
   Gain on sale of investments                                                     --                7,727
   Gain on sale of division                                                        --                1,208
   Costs incurred for sale of business                                           (700)
   Other, net                                                                     544                  126
                                                                         ------------         ------------
                                                                               (2,098)               6,434
                                                                         ------------         ------------

      Income (loss) before income taxes and cumulative
         effect of accounting change                                           (6,083)               5,302


Income tax benefit                                                                229                   --
                                                                         ------------         ------------

      Income (loss) before cumulative effect of accounting change              (5,854)               5,302

Cumulative effect of accounting change                                        (26,115)                  --
                                                                         ------------         ------------

      Net income (loss)                                                       (31,969)               5,302

Dividend requirements on preferred stock                                          (88)                 (88)
                                                                         ------------         ------------

      Net income (loss) allocable to common stockholders                 $    (32,057)        $      5,214
                                                                         ------------         ------------

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                NINE MONTHS        NINE MONTHS
                                                                   ENDED              ENDED
                                                            SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                            ------------------  ------------------
                                                                (unaudited)        (unaudited)

Net income (loss) per share - basic:
   Income (loss) allocable to common stockholders before               (0.42)               0.45
      cumulative effect of accounting change
   Cumulative effect of accounting change                              (1.86)                 --
                                                              --------------      --------------
   Income (loss) allocable to common stockholders                      (2.28)               0.45
                                                              ==============      ==============


Net income (loss) per share - diluted:
   Income (loss) allocable to common stockholders before               (0.42)               0.44
      cumulative effect of accounting change
   Cumulative effect of accounting change                              (1.86)                 --
                                                              --------------      --------------
   Income (loss) allocable to common stockholders                      (2.28)               0.44
                                                              ==============      ==============


   Number of common shares used in computations:
      Basic                                                       14,046,588          11,688,888
      Diluted                                                     14,046,588          12,132,990

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS           NINE MONTHS
                                                                              ENDED                ENDED
                                                                       SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                                          (unaudited)           (unaudited)
                                                                       ------------------   ------------------

Cash flows from operating activities:
   Net income (loss)                                                      $    (31,969)        $      5,302
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Cumulative effect of accounting change                                    26,115                   --
      Loss on disposal of fixed assets                                             104                   --
      Gain on sale of investments                                                   --               (7,762)
      Gain on sale of division                                                      --               (1,208)
      Depreciation and amortization                                              2,511                3,952
      Provision for losses on accounts receivable                                   97                  295
      Changes in operating assets and liabilities:
         Accounts receivable                                                     2,540                1,563
         Inventories                                                               562               (1,374)
         Prepaid expenses and other current assets                               1,181                  110
         Income taxes                                                            6,785                 (612)
         Other assets                                                              483                  142
         Accounts payable                                                       (3,591)               2,647
         Accrued restructuring costs                                              (229)              (2,583)
         Accrued and other current liabilities                                    (377)              (2,538)
                                                                          ------------         ------------
            Net cash provided by (used in) operating activities                  4,212               (2,066)
                                                                          ------------         ------------

Cash flows from investing activities:
      Proceeds from the sale of Detection Systems, Inc. common stock                --               23,211
      Proceeds from the sale of division                                            --                2,594
      Purchases of property and equipment                                         (707)                (755)
      Software development costs                                                  (510)              (1,248)
      Proceeds from the sale of property and equipment                              64                   --
      Earnout payments on prior acquisitions                                      (237)
      Other                                                                         --                  (57)
                                                                          ------------         ------------
            Net cash provided by (used in) investing activities                 (1,390)              23,745
                                                                          ------------         ------------

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 NINE MONTHS          NINE MONTHS
                                                                    ENDED                ENDED
                                                              SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                                                 (unaudited)          (unaudited)
                                                              ------------------   ------------------

Cash flows from financing activities:
      Repayments on revolving line of credit                           (2,745)             (17,504)
      Repayments on other debt                                           (544)                (986)
      Repayments on mortgage loan                                          --               (4,100)
      Payment of preferred stock dividends                                (88)                 (88)
                                                                 ------------         ------------
         Net cash used in financing activities                         (3,377)             (22,678)
                                                                 ------------         ------------

Net decrease in cash and cash equivalents                                (555)                (999)

Effect of exchange rate changes on cash                                   122                 (618)

Cash and cash equivalents at beginning of the period                    3,300                3,751
                                                                 ------------         ------------
Cash and cash equivalents at end of the period                   $      2,867         $      2,134
                                                                 ============         ============

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                   $      1,489         $      2,305
                                                                 ============         ============
      Income taxes                                               $         34         $        293
                                                                 ============         ============

Supplemental schedule of noncash investing and financing:
   Mortgage financing                                            $         --         $     11,500
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

2. Earnings (Loss) Per Share:

The Company computes basic earnings (loss) per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

2. Earnings Per Share, continued:

Following is a reconciliation of basic and diluted earnings (loss) per share:

                                                        For the Three Months Ended                For the Three Months Ended
                                                            September 30, 2002                        September 30, 2001
                                                 --------------------------------------    -------------------------------------
                                                       Net                        Per            Net                       Per
                                                       Loss                      Share           Loss                     Share
                                                 (in thousands)   Shares        Amount     (in thousands)   Shares       Amount
                                                 --------------  ----------   ----------   -------------- ----------   ----------

Basic earnings per share:
Income (loss) allocable to common stockholders
   before cumulative effect of accounting change   $   (1,665)   14,046,588   $    (0.12)   $     (452)   11,688,888   $    (0.04)
                                                                              ==========                               ==========

Effect of dilutive securities
   Stock options                                           --            --                         --            --
   Convertible preferred stock                             --            --                         --            --
                                                   ----------    ----------                 ----------    ----------

Diluted earnings (loss) per share before
   cumulative effect of accounting change          $   (1,665)   14,046,588   $    (0.12)   $     (452)   11,688,888   $    (0.04)
                                                   ==========    ==========   ==========    ==========    ==========   ==========


                                                         For the Nine Months Ended                For the Nine Months Ended
                                                            September 30, 2002                       September 30, 2001
                                                 ---------------------------------------  --------------------------------------
                                                      Net                        Per            Net                      Per
                                                     Loss                       Share          Income                   Share
                                                 (in thousands)    Shares       Amount    (in thousands)   Shares       Amount
                                                 --------------  ----------   ----------  -------------- ----------   ----------

Basic earnings per share:
Income (loss) allocable to common stockholders
   before cumulative effect of accounting change   $   (5,942)   14,046,588   $    (0.42)   $    5,214   11,688,888   $     0.45
                                                                              ==========                              ==========
Effect of dilutive securities
   Stock options                                           --            --                         --       37,121
   Convertible preferred stock                             --            --                         88      406,981
                                                 ------------    ----------               ------------   ----------
Diluted earnings (loss) per share before
   cumulative effect of accounting change          $   (5,942)   14,046,588   $    (0.42)   $    5,302   12,132,990   $     0.44
                                                   ==========    ==========   ==========    ==========   ==========   ==========

For the three months ended September 30, 2002 and 2001, 1,435,581 and 735,277 stock options were outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the three months ended September 30, 2002 and 2001, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive. For the nine months ended September 30, 2002 and 2001, 1,435,581 and 578,783 stock options were outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2002, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

See Note 7 for proforma calculation of earnings (loss) per share for the effect of change in accounting for goodwill amortization.

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

3. Segment Disclosure:

The Company has four business segments: United States-Professional Security Group (US-PSG), Diversified Sales Group (DSG), International-Professional Security Group (Int'l-PSG) and Supply. Upon adoption of SFAS 142 (see Note 7), the Company analyzed its segments to determine the reporting units. A reporting unit is an operating segment or one level below an operating segment, referred to as a component. If two or more components have similar economic characteristics, they may be aggregated and deemed as a single reporting unit. The Company's segments are its reporting units, except for the US-PSG Segment, to which it has an access control systems reporting unit and a video surveillance product reporting unit, and the DSG Segment, to which it has a consumer / retail reporting unit and an industrial video products reporting unit. The segments are differentiated by the customers serviced as follows:

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

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

3. Segment Disclosure, continued:

The following tables provide financial data by segment for the periods noted (in thousands):

Three months ended September 30, 2002           US-PSG        DSG      Int'l-PSG    Supply     Corporate    Total
-------------------------------------         ----------  ----------  ----------  ----------  ----------  ----------

Total revenue                                 $   19,915  $    7,359  $    9,617  $    3,595  $      158  $   40,644
Intersegment revenue                                (153)         (1)       (215)     (3,574)        (11)     (3,954)
                                              ----------  ----------  ----------  ----------  ----------  ----------
Revenue from external customers               $   19,762  $    7,358  $    9,402  $       21  $      147  $   36,690
                                              ==========  ==========  ==========  ==========  ==========  ==========

Gross profit (loss)                                7,694       1,959       3,199        (399)         49      12,502

Selling, general and administrative expense        3,021         629       3,066         196       5,195      12,107
Depreciation and amortization expense                 61          20          75          50         597         803
Operating profit (loss)                            4,612       1,310          58        (645)     (5,743)       (408)

Three months ended September 30, 2001           US-PSG         DSG        Int'l-PSG      Supply       Corporate       Total
-------------------------------------         ----------    ----------   ----------    ----------    ----------    ----------

Total revenue                                 $   17,285    $   11,815   $   11,936    $    6,738    $      675    $   48,449
Intersegment revenue                                (113)           --       (1,147)       (6,634)         (510)       (8,404)
                                              ----------    ----------   ----------    ----------    ----------    ----------
Revenue from external customers               $   17,172    $   11,815   $   10,789    $      104    $      165    $   40,045
                                              ==========    ==========   ==========    ==========    ==========    ==========

Gross profit (Loss)                                5,558         2,831        3,604            89          (429)       11,653

Selling, general and administrative expense        3,223           862        3,202           666         3,167        11,120
Depreciation and amortization expense                311            52          253            56           685         1,357
Operating profit (loss)                            2,024         1,917          149          (633)       (4,281)         (824)

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

3. Segment Disclosure, continued:

The following tables provide financial data by segment for the periods noted (in thousands):

Nine months ended September 30, 2002            US-PSG          DSG        Int'l-PSG      Supply       Corporate       Total
------------------------------------          ----------    ----------    ----------    ----------    ----------    ----------
Total revenue                                 $   63,432    $   19,631    $   28,813    $   11,718    $      603    $  124,197
Intersegment revenue                              (3,836)           (2)       (1,037)      (11,481)         (171)      (16,527)
                                              ----------    ----------    ----------    ----------    ----------    ----------
Revenue from external customers               $   59,596    $   19,629    $   27,776    $      237    $      432    $  107,670
                                              ==========    ==========    ==========    ==========    ==========    ==========

Gross profit (loss)                               22,651         4,691         9,136          (578)           69        35,969

Selling, general and administrative expense        9,030         1,732         9,406         1,020        16,255        37,443
Depreciation and amortization expense                214            61           241           153         1,842         2,511
Operating profit (loss)                           13,407         2,898          (511)       (1,751)      (18,028)       (3,985)

Nine months ended September 30, 2001            US-PSG         DSG        Int'l-PSG      Supply       Corporate       Total
------------------------------------          ----------    ----------   ----------    ----------    ----------    ----------

Total revenue                                 $   56,278    $   35,244   $   44,665    $   18,134    $    1,287    $  155,608
Intersegment revenue                                (306)           --      (12,629)      (17,365)         (677)      (30,977)
                                              ----------    ----------   ----------    ----------    ----------    ----------
Revenue from external customers               $   55,972    $   35,244   $   32,036    $      769    $      610    $  124,631
                                              ==========    ==========   ==========    ==========    ==========    ==========

Gross profit                                      18,270         9,244       10,577           388            82        38,561

Selling, general and administrative expense       10,490         2,632        9,847           874        11,898        35,741
Depreciation and amortization expense                948           159          772           174         1,900         3,953
Operating profit (loss)                            6,832         6,453          (42)         (660)      (13,716)       (1,133)

--------------------------------------------------------------------------------

The only material change in net assets by segment since the 2001 annual report filed on Form 10-K relates to the presentation of goodwill. Prior to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets, the Company reported goodwill as it appeared on each legal entity. A reconciliation of the goodwill by segment at December 31, 2001, as a component of net assets, between Form 10-K and the current presentation (see Note 7) is as follows:

The following table provides a reconciliation of goodwill by segment (in thousands):

December 31, 2001                               US-PSG         DSG       Int'l-PSG     Supply      Corporate       Total
-----------------                             ----------   ----------   ----------   ----------   ----------    ----------

Goodwill reported on Form 10-K                $       --   $       --   $       --   $      598   $   35,477    $   36,075
Reallocated to segments per SFAS 142              18,824          729       15,416           --      (34,969)           --
                                              ----------   ----------   ----------   ----------   ----------    ----------
Adjusted goodwill by segment                  $   18,824   $      729   $   15,416   $      598   $      508    $   36,075
                                              ==========   ==========   ==========   ==========   ==========    ==========

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

4. Foreign Operations:

Sales by geographic area were as follows (in thousands):


               Three months ended September 30,    Nine months ended September 30,
               --------------------------------    -------------------------------
                     2002             2001              2002             2001
               ----------------   -------------    --------------   --------------

United States      $     27,288   $     29,256       $     79,894   $     92,595
Italy                     3,472          2,478              9,578          7,293
United Kingdom            2,103          2,037              6,434          5,288
Germany                   1,493          1,631              4,576          5,808
South Africa                955            905              2,659          2,795
Australia                   587            630              2,096          2,565
Poland                      389          1,325                950          2,232
Switzerland                 216            521                786          1,259
Singapore                   187            207                697            976
France                       --          1,055                 --          3,820
                   ------------   ------------       ------------   ------------
  Total revenues   $     36,690   $     40,045       $    107,670   $    124,631
                   ============   ============       ============   ============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

5. Comprehensive Income (Loss):

Total comprehensive income (loss) is as follows:
(in thousands)

                                               Three months        Three months
                                                 ended                ended
                                            September 30, 2002  September 30, 2001
                                            ------------------  ------------------

Net income (loss)                              $     (1,636)       $       (423)

Other comprehensive income (loss):

  Currency translation adjustment                      (198)             (2,331)
                                               ------------        ------------

Comprehensive loss                             $     (1,834)       $     (2,754)
                                               ============        ============


Total comprehensive income (loss) is as follows:
(in thousands)

                                                 Nine months        Nine months
                                                   ended               ended
                                             September 30, 2002  September 30, 2001
                                             ------------------  ------------------

Net income (loss)                              $    (31,969)       $      5,302

Other comprehensive income (loss):

  Currency translation adjustment                     1,383              (3,111)
                                               ------------        ------------

Comprehensive income (loss)                    $    (30,586)       $      2,191
                                               ============        ============


At September 30, 2002 and December 31, 2001, accumulated other comprehensive loss related entirely to foreign currency translation adjustments.

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

6. Accrued Restructuring Charges:

As of December 31, 2001, the Company had accruals for severance and other related employee costs and leased facilities and other termination costs for its subsidiaries in France and Belgium. The current period accrual activity related to these charges is summarized as follows:

(in thousands):

                                                   Accrued at                           Accrued at
                                               December 31, 2001    Paid in Cash    September 30, 2002
                                               -----------------  ---------------   ------------------

Severance and other related employee costs      $           177   $            34    $           143
Leased facilities and other termination costs               473               195                278
                                                ---------------   ---------------    ---------------
                                                $           650   $           229    $           421
                                                ===============   ===============    ===============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. New Accounting Pronouncements:

In conjunction with the adoption of SFAS 142, the Company has completed its transitional impairment analysis as required by SFAS 142. In connection with its transitional impairment analysis, the Company completed a two step process to determine the amount of the impairment. The first step involved comparison of the fair value of the reporting unit to the carrying value to determine if an impairment exists. The second step involved comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill was determined in the same manner as the amount of goodwill recognized in a business combination. As a result, the Company has recorded a non-cash charge of $26.1 million to reduce the carrying value of its goodwill. Such charge is reflected, effective January 1, 2002, as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In calculating the impairment charge, the fair value of the impaired reporting units underlying the segments were estimated using discounted cash flow methodology or recent comparable transactions.

A summary of the changes in the Company's goodwill during the nine months ended September 30, 2002, by business segment, are as follows (in thousands):

                                                 US-PSG       DSG      Int'l-PSG    Supply     Corporate    Total
                                               ----------  ---------- ----------  ----------  ----------  ----------

Net carrying value at December 31, 2001        $   18,824  $      729 $   15,416  $      598  $      508  $   36,075

Earnout payments on prior acquisitions                 --          --        767          --          --         767
Impairment losses                                 (14,762)         --    (10,591)       (412)       (350)    (26,115)
                                               ----------  ---------- ----------  ----------  ----------  ----------

Net carrying value at September 30, 2002       $    4,062  $      729 $    5,592  $      186  $      158  $   10,727
                                               ==========  ========== ==========  ==========  ==========  ==========

The impairment loss recorded in the US-PSG segment was in the access control reporting unit.

Intangible assets consist of the following (in thousands):

                                                           September 30, 2002                      December 31, 2001
                                  Weighted       --------------------------------------   --------------------------------------
                                  average           Gross                       Net          Gross                        Net
                                amortization      Carrying     Accumulated    Carrying     Carrying    Accumulated     Carrying
                               period (years)       Value     Amortization     Value         Value     Amortization      Value
                                                 ----------   ------------   ----------   ----------   ------------   ----------

Intangible assets subject to
  amortization
    Loan costs                        2.4         $    1,544          (936)          607   $    1,329          (523)          806
    Licensing agreements              3.7              1,540          (567)          973        1,540          (263)        1,277
    Patents and trademarks           17.2                329           (77)          252          337           (61)          276
                                                  ----------    ----------    ----------   ----------    ----------    ----------
Total intangible assets subject to
  amortization                                    $    3,412        (1,581)        1,832   $    3,206          (847)        2,359
                                                  ==========    ==========    ==========   ==========    ==========    ==========

Intangible assets not subject to
  amortization

    Goodwill                                                                  $   10,727                               $   36,075
                                                                              ==========                               ==========

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. New Accounting Pronouncements, continued:

Amortization expense related to intangible assets totaled $201,000 and $71,000 during the three months ended September 30, 2002 and 2001 and $733,000 and $205,000 during the nine months September 30, 2002 and 2001. The aggregate estimated future amortization expense for intangible assets for each of the five succeeding years as of September 30, 2002 is as follows:

(in thousands):

Remainder of 2002                $        190
2003                                      760
2004                                      565
2005                                      132
2006                                       21
                                 ------------

Total                            $      1,669
                                 ============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. New Accounting Pronouncements, continued:

Net income (loss) before cumulative effect of accounting change for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense related to goodwill, is as follows (in thousands):

                                                 THREE MONTHS         THREE MONTHS
                                                    ENDED                ENDED
                                              SEPTEMBER 30, 2002   SEPTEMBER 30, 2001
                                              ------------------   ------------------
                                                 (unaudited)          (unaudited)

Net earnings (loss)

  Reported net loss allocable to common
  stockholders                                  $     (1,665)        $       (452)
  Goodwill amortization                                   --                  438
                                                ------------         ------------
  Adjusted net loss allocable to common
  stockholders                                  $     (1,665)        $        (14)
                                                ============         ============

Basic earnings (loss) per share

  Reported basic loss per share allocable
  to common shareholders                        $      (0.12)        $      (0.04)
  Goodwill amortization                                   --                 0.04
                                                ------------         ------------
  Adjusted basic loss per share                 $      (0.12)        $      (0.00)
                                                ============         ============

Diluted earnings (loss) per share

  Reported diluted loss per share allocable
  to common stockholders                        $      (0.12)        $      (0.04)
  Goodwill amortization                                   --                 0.04
                                                ------------         ------------
  Adjusted diluted loss per share               $      (0.12)        $      (0.00)
                                                ============         ============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. New Accounting Pronouncements, continued:

                                                 NINE MONTHS        NINE MONTHS
                                                    ENDED              ENDED
                                             SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                             ------------------  ------------------
                                                 (unaudited)        (unaudited)

Net earnings (loss)

  Reported net earnings (loss) allocable to
  common stockholders before cumulative
  effect of accounting change                  $     (5,942)      $      5,214
  Goodwill amortization                                  --              1,200
                                               ------------       ------------

  Adjusted net earnings (loss) allocable to
  common stockholders                          $     (5,942)      $      6,414
                                               ============       ============

Basic earnings (loss) per share

  Reported net earnings (loss) allocable to
  common stockholders before cumulative
  effect of accounting change                  $      (0.42)      $       0.45
  Goodwill amortization                                  --               0.10
                                               ------------       ------------

  Adjusted basic earnings (loss) per
  share                                        $      (0.42)      $       0.55
                                               ============       ============

Diluted earnings (loss) per share

  Reported net earnings (loss) allocable to
  common stockholders before cumulative
  effect of accounting change                  $      (0.42)      $       0.44
  Goodwill amortization                                  --               0.10
                                               ------------       ------------

  Adjusted diluted earnings (loss) per
  share                                        $      (0.42)      $       0.54
                                               ============       ============

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

7. New Accounting Pronouncements, continued:

SFAS 144

SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The implementation of this standard did not have an effect on the Company's financial position, results of operations or cash flows.

SFAS 145

SFAS No. 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The implementation of this standard did not have an effect on the Company's financial position, results of operations or cash flows.

SFAS 146

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company plans to adopt this statement on January 1, 2003. The Company does not expect the implementation of this statement to have an effect on its financial position, results of operations or cash flows.

SFAS 147

SFAS No. 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The Company does not expect the implementation of this statement to have an effect on its financial position, results of operations or cash flows.

8. Ohio Plant Closure:

On June 5, 2002, the Company announced the closure of its manufacturing facility in Carroll, Ohio ("the Ohio Plant") after evaluating all aspects of the closure, including operational and economic considerations. Closure costs recorded during the second quarter of 2002 were $665,000, including accrued severance compensation of $570,000 for 50 Ohio Plant employees. During the third quarter of 2002, the Company paid $71,000 in severance to its Ohio Plant employees. As of October 31, 2002 all production in Ohio has been transitioned to a contract manufacturer.

                          ULTRAK INC. AND SUBSIDIARIES

                                   (UNAUDITED)

9. Line of Credit:

On April 22, 2002, the Company received funding on a new three-year, $15 million credit facility with Frost Capital and has paid off all indebtedness to its previous lenders. Interest rates on this facility are calculated at prime plus 0.75%. The credit facility contains restrictive operational and financial covenants and conditions, including tangible net worth and net income targets. The facility also permits the Company's international subsidiaries to secure localized lines of credit to pursue growth opportunities in individual countries.

10. Asset Sale:

On August 8, 2002, the Company and Honeywell International, Inc. ("Honeywell") entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell to Honeywell the assets and liabilities related to the closed-circuit television ("CCTV") professional security business. Honeywell will purchase all CCTV business-related receivables, inventories, personal properties, prepaid expenses, deposits, other current assets, intellectual properties, contracts (including CCTV business-related real estate leases), arrangements, licenses, customer lists, vendor lists, files and documents (including credit information), accounting records, inventory records, sales data, sales promotional data, advertising materials, marketing materials, manufacturing materials, cost and pricing information, business plans, reference catalogs, and any other such CCTV-related data and records. Of our employees working in the CCTV business, approximately 270 are planned to be transferred to Honeywell, including 150 of our international personnel except those in Switzerland and approximately 120 of our United States employees (out of a total of 350 United States employees).

As part of the proposed Asset Sale, Honeywell will assume all liabilities arising after the closing (other than liabilities which will be retained by us as set forth in the Asset Purchase Agreement) related to the ownership, use, possession, or condition of the Purchased Assets. The liabilities that will be retained by us are those that arise from or relate to the conduct of the Business or ownership of the Purchased Assets prior to the closing and include, but are not limited to, liabilities for design defect; product liability or product warranty; employee benefit plans and contracts; taxes; environment laws; laws relating to the ownership, use, or possession of the Purchased Assets; litigation; intercompany payables; infringement of intellectual property rights; and indebtedness for borrowed money.

Under the terms of the Asset Purchase Agreement, Honeywell has agreed to pay $36.0 million in cash, plus the assumption of trade liabilities. Honeywell will pay $30.6 million at closing and the remaining $5.4 million in three installments over an 18-month period.

After the closing, in addition to the purchase price payment in cash and receivables, the Company will retain its tax assets in the form of net operating loss carry-forwards, all of its international legal entities, its real estate assets in Carroll, Ohio and Lewisville, Texas and the majority of its intellectual properties in various technologies, licenses and trademarks.

The Asset Sale is subject to Ultrak shareholder approval and is expected to close in the fourth quarter of 2002.

11. Income Taxes

The Company's effective income differs from the Federal Statutory rate for all periods presented primarily due to income tax expense in certain Foreign jurisdictions offset by net operating losses for which no benefit has been provided.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations (Consolidated)

For the Three Months Ended September 30, 2002 compared to the Three Months ended September 30, 2001

Net sales decreased $3.4 million (8%) over the same period in 2001. This decline was mainly due to the loss of the Sam's Club Warehouse business in October 2001 ($3.6 million) and the sale of the French CCTV and audio businesses in December 2001 ($1.1 million), offset by an increase in the U.S. CCTV business ($1.4 million).

Gross profit margins in the third quarter of 2002 were 34.1%, compared to 29.1% in the third quarter of 2001. The continued improvement can be attributed to new products, better pricing control and a more favorable customer mix. The closing of the Ohio Plant is expected to increase gross margins in future periods.

Selling, general and administrative expenses increased $1.0 million (9%) over the same period in 2001. This increase was attributed to $0.3 million in personnel expenses for the new Chief Executive Officer and the Chief Operating Officer, and $0.2 million in additional legal and board of directors' costs. Expenses in the third quarter of 2001 included a $0.4 million credit in closure costs related to an increase in the amount of proceeds received for the sale of building in Antwerp, Belgium and a $0.1 million credit against bad debt expense.

Depreciation and amortization expenses decreased of $0.6 million (41%) compared to the third quarter of 2001. This reduction stems from the Company's adoption of SFAS 142, Goodwill and Intangible Assets, which suspended goodwill amortization as of January 1, 2002.

Other expenses in the third quarter of 2002 were $1.0 million, compared to $0.4 million of other income in the third quarter of 2001. This other income includes $1.2 million in gain from the sale of the Industrial Furnace Camera division in July 2001. Excluding the effect of the Industrial Furnace Camera sale and $0.7 million in costs incurred for the sale of the CCTV business to Honeywell in 2002, there was a reduction in other expenses during the third quarter of 2002. This reduction included $0.2 million of lower interest costs due to reduced borrowing levels.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations (Consolidated)

For the Nine Months Ended September 30, 2002 compared to the Nine Months ended September 30, 2001

Net sales decreased $17.0 million (14%) over the same period in 2001. This decline resulted from the loss of the Sam's business in October 2001 ($13.3 million) and the sale of the French CCTV and audio businesses in December 2001 ($3.8 million), offset by an increase in the U.S. CCTV business ($0.2 million).

Gross profit margins were 33.4%, compared to 30.9% during the same period in 2001. The gross profit in 2002 included a $0.5 million inventory write-down at the Company's South African subsidiary and a $0.3 million royalty expense incurred through an unfavorable patent settlement. The continued improvement can be attributed to new products, better pricing control and a more favorable customer mix. The closing of the Ohio Plant is expected to increase gross margins in future periods.

Selling, general and administrative expenses increased $1.7 million (5%) over the same period in 2001. This increase was attributed to $0.4 million severance for the former Chief Operating Officer, the VP of Marketing and other managers terminated in 2002, $0.7 million relating to severance and closure costs at the Company's Ohio plant, $0.5 million in personnel costs for the new Chief Executive Officer and the Chief Operating Officer, $0.3 million in additional director costs and in legal and consulting expenses. Expenses in 2001 included a $0.4 million credit in closure costs related to an increase in the amount of proceeds received for the sale of building in Antwerp, Belgium and a $0.3 million credit against bad debt expense. These increases were offset by a $1.2 million reduction in European central management costs.

Depreciation and amortization expenses decreased of $1.4 million (36%) compared to the same period in 2001. This reduction is due to the Company's adoption of SFAS 142, Goodwill and Intangible Assets, which suspended goodwill amortization as of January 1, 2002. The adoption of SFAS 142 is considered a change in accounting principal and the cumulative effect of adopting this standard resulted in a $26.1 million, or $1.87 per share (basic and diluted), non-cash charge effective January 1, 2002.

Other expenses for the nine months ended September 30, 2002 were $2.1 million, compared to other income of $6.4 million for the nine months ended September 30, 2001. The other income in 2001 included a $7.7 million gain from the sale of the Company's investment in the shares of Detection Systems, Inc. and $1.2 million in gain from the sale of the Industrial Furnace Camera division. Excluding the effect of these sales and $0.7 million in costs incurred for the sale of the CCTV business to Honeywell in 2002, there was a reduction in other expenses in 2002. This reduction included $0.4 million of lower interest costs due to reduced borrowing levels and more favorable financing terms, $0.4 million in income from successful patent enforcement and $0.2 million in foreign currency gains.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Results of Operations (US-PSG)

                                                    Three months ended September 30,            Nine months ended September 30,
                                             -----------------------------------------    -----------------------------------------
                                               2002       2001     $ Change   % Change      2002       2001     $ Change   % Change
                                             --------   --------   --------   --------    --------   --------   --------   --------
Total revenue                                  19,915     17,285      2,630         15%     63,432     56,278      7,154         13%
Intersegment revenue                             (153)      (113)       (40)        35%     (3,836)      (306)    (3,530)      1154%
Revenue from external customers                19,762     17,172      2,590         15%     59,596     55,972      3,624          6%

Gross profit                                    7,694      5,558      2,136         38%     22,651     18,270      4,381         24%
Gross profit %                                     39%        32%         7%        20%         38%        33%         5%        16%

Selling, general and administrative expense     3,021      3,223       (202)        -6%      9,030     10,490     (1,460)       -14%
Depreciation and amortization expense              61        311       (250)       -80%        214        948       (734)       -77%
Operating profit                                4,612      2,024      2,588        128%     13,407      6,832      6,575         96%

For the Three Months Ended September 30, 2002 compared to the Three Months ended September 30, 2001

Net sales increases of $2.6 million were due to greater demand from a single, large-end user.

Gross profit margin increased in the third quarter of 2002 due to new products, better pricing control and a more favorable customer mix. and a reduced volume of sales discounts.

Selling, general and administrative expenses in the third quarter of 2002 decreased $0.2 million from the comparable period a year ago. Lower personnel costs were the main reason for the decrease.

For the Nine Months Ended September 30, 2002 compared to the Nine Months ended September 30, 2001

Net sales increases of $3.6 million were due to greater demand from a single, large-end user.

Gross profit margin increased in 2002 due to new products, better pricing control and a more favorable customer mix and a reduced volume of sales discounts.

Selling, general and administrative expenses in 2002 decreased $1.5 million from the comparable period a year ago. Lower personnel costs were the main reason for the decrease. The nine months figure of 2001 included a $0.3 million credit attributable to reimbursement for defective products and $0.5 million in expenses related to the Industrial Furnace Camera business that was sold in July 2001.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS, CONTINUED

Results of Operations (US-DSG)

                                                   Three months ended September 30,            Nine months ended September 30,
                                              ----------------------------------------   ------------------------------------------
                                                2002       2001    $ Change   % Change     2002      2001       $ Change   % Change
                                              --------   --------  --------   --------   --------    --------   --------   --------
Total revenue                                    7,359     11,815    (4,456)      -38%     19,631      35,244    (15,613)      -44%
Intersegment revenue                                (1)        --        (1)       --         (2)          --         (2)       --
Revenue from external customers                  7,358     11,815    (4,457)      -38%     19,629      35,244    (15,615)      -44%

Gross profit                                     1,959      2,831      (872)      -31%      4,691       9,244     (4,553)      -49%
Gross profit %                                      27%        24%        3%       11%         24%         26%        -2%       -9%

Selling, general and administrative expense        629        862      (233)      -27%      1,732       2,632       (900)      -34%
Depreciation and amortization expense               20         52       (32)      -62%         61         159        (98)      -62%
Operating profit (loss)                          1,310      1,917      (607)      -32%      2,898       6,453     (3,555)      -55%

For the Three Months Ended September 30, 2002 compared to the Three Months ended September 30, 2001

Net sales of retail and consumer products decreased $4.5 million due to the loss of the Sam's Club business in October 2001 ($3.6 million) and a reduced demand for industrial vision products ($0.9 million).

Gross profit margins increased due to a more favorable sales mix.

The $0.2 million decrease in the selling, general and administrative expenses was due to reduced headcount in the current year.

For the Nine Months Ended September 30, 2002 compared to the Nine Months ended September 30, 2001

Net sales of retail and consumer products decreased $15.6 million due to the loss of the Sam's Club business in October 2001 ($13.3 million) and a reduced demand for industrial vision products ($2.0 million). This decline was partially offset by additional sales of mobile video products ($0.3 million) and increased sales in the e-commerce business, SecurityandMore.com ($0.3 million).

Gross profit margins decreased due to a $0.3 million royalty expense incurred through an unfavorable patent settlement in the second quarter of 2002. This decrease was partially offset by a more favorable sales mix.

The decrease in the selling, general and administrative expenses was due to reduced headcount in the current year and higher e-commerce costs a year ago.

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS, CONTINUED

Results of Operations (International-PSG)

                                                   Three months ended September 30,            Nine months ended September 30,
                                              -----------------------------------------   -----------------------------------------
                                                2002       2001     $ Change   % Change     2002       2001     $ Change   % Change
                                              --------   --------   --------   --------   --------   --------   --------   --------

Total revenue                                    9,617     11,936     (2,319)      -19%     28,813     44,665    (15,852)      -35%
Intersegment revenue                              (215)    (1,147)       932       -81%     (1,037)   (12,629)    11,592       -92%
Revenue from external customers                  9,402     10,789     (1,387)      -13%     27,776     32,036     (4,260)      -13%

Gross profit                                     3,199      3,604       (405)      -11%      9,136     10,577     (1,441)      -14%
Gross profit %                                      34%        33%         1%        2%         33%        33%         0%        0%

Selling, general and administrative expense      3,066      3,202       (136)       -4%      9,406      9,847       (441)       -4%
Depreciation and amortization expense               75        253       (178)      -70%        241        772       (531)      -69%
Operating profit (loss)                             58        149        (91)      -61%       (511)       (42)      (469)     1117%

For the Three Months Ended September 30, 2002 compared to the Three Months ended September 30, 2001

Net sales decreased $1.4 million primarily due to the $1.1 million loss of the revenue from the French CCTV and audio businesses which were sold in December 2001.

Selling, general and administrative expenses decreased due to savings from the closure of operations in France, Belgium and Asia ($0.6 million), offset by increased expenses in Italy ($0.3 million) and the establishment of a sales and administrative office in Zurich, Switzerland ($0.1 million).

For the Nine Months Ended September 30, 2002 compared to the Nine Months ended September 30, 2001

Net sales decreased $4.3 million due primarily to the $3.8 million loss of the revenue from the French CCTV and audio businesses which were sold in December 2001. There was also a $0.4 million decline in revenue of systems sales from the Company's Swiss subsidiary.

Gross profit margin remained constant in 2002 despite an inventory write-down of $0.5 million at the Company's South African subsidiary.

Selling, general and administrative expenses decreased due to savings from the closure of operations in France, Belgium and Asia ($1.2 million), offset by increased R&D expenses in Italy ($0.4 million) and the establishment of an administrative office in Zurich, Switzerland ($0.1 million).

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS, CONTINUED

Liquidity and Capital Resources

The Company experienced a positive cash flow from operations of $4.2 million for the nine months ended September 30, 2002, as compared to a negative cash flow of $2.1 million for the same period in 2001. The increase resulted primarily from the receipt of a $6.5 million tax refund that resulted from the carry-back of 2001 losses to the 1996 and 1997 tax years. Increases in cash from receivables resulted from an increase in sales to those customers with shorter payment terms. These sales resulted in a more favorable mix of receivables and an increase in the accounts receivable turnover. The increased cash flow from operations was also affected by an increased stockpiling of inventory demanded by Honeywell for the closure of the Ohio Plant and an increase in other assets related to capitalized Honeywell deal costs and a receivable from LeeMAH for inventories transferred from Ohio.

Net cash used in investing activities was $1.4 million for the nine months ended September 30, 2002, versus $23.7 million of cash provided by investing activities for the same period in 2001. The outflows in 2002 represented $1.2 million in capital purchases and $0.2 million for the final earnout for the acquisition of Ultrak Poland. The cash inflow from investing activities in 2001 was primarily due to the sale of the Company's investment in the shares of Detection Systems, Inc. and the sale of the Industrial Furnace Camera division.

Net cash used in financing activities was $3.4 million for the nine months ended September 30, 2002, compared to $22.7 million during the same period in 2001. The most significant differences resulted from $17.5 million of net repayments on the Company's revolving line of credit and repayments of $4.1 million on the mortgage for the Company's Headquarters Facility in 2001. Net repayments on the Company's revolving line of credit were $2.7 million in 2002.

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

On April 22, 2002, the Company received funding on a new three-year, $15.0 million credit facility (the "Loan Agreement") with Frost Capital ("Frost") and paid off all indebtedness to its previous lenders. Interest rates on this facility are calculated at prime plus 0.75%. The facility contains certain restrictive operational and financial covenants and conditions, including tangible net worth and net income targets. As of September 30, 2002, the Company had $12.3 million outstanding under its credit facility.

On August 8, 2002, the Company agreed to sell assets and certain liabilities related to the Company's closed-circuit television business in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom to Honeywell International Inc. for $36 million in cash, plus the assumption of trade liabilities. Honeywell will pay $30.6 million at closing and the remaining $5.4 million in three installments over an 18-month period. The proposed transaction with Honeywell, if approved, will greatly improve the Company's working capital and its ability to make capital purchases and strategic acquisitions. The Honeywell Asset Sale is subject to Ultrak shareholder approval and is expected to close in the fourth quarter of 2002.

On October 29, 2002, Frost notified the Company that the terms of the Loan Agreement had been modified to increase the single account limit from 25% to 35%. This change will provide approximately $1.2 million in additional availability until the close of the Honeywell Asset Sale.

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

The Company holds debt with variable interest rates that exposes it to the risk of increased interest costs if interest rates rise. To reduce the risk related to unfavorable interest rate movements, the Company has an interest swap agreement that expires in 2004. The agreement provides for a fixed rate of 6.485% on $5.0 million. This agreement added $0.1 million to interest expense for the three and nine months ended September 30, 2002.

Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.


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

                        QUARTER ENDED SEPTEMBER 30, 2002


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

       Item 4.   Submission of Matters to a Vote of Security Holders

                  Not Applicable

       Item 5.   Other Information

                  Not Applicable

                          ULTRAK, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2002

Item 6. Exhibits and Reports on Form 8-K

         (a) A Form 8-K was filed with the Securities and Exchange Commission on August 16, 2002 to announce the election of Oliver M. Stahel to the Board of Directors, the resignations of George K. Broady and Alastair J.A.B. Gunning from the Board of Directors and the promotion of Karen S. Austin, the Company's General Counsel, to Senior Vice-President.

         (b)      Exhibit 3.5 - Amendment to By-Laws of Ultrak, Inc.

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


                                ULTRAK, INC.


Date: November 19, 2002         By: /s/ Chris Sharng
                                    --------------------------------------------
                                    Chris Sharng
                                    Senior Vice President-Finance, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Niklaus F. Zenger, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ultrak, Inc. for the period ended September 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

          /s/ Niklaus F. Zenger
          -------------------------------------------------
          Niklaus F. Zenger
          Chairman of the Board and Chief Executive Officer
          November 19, 2002

          CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
                TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chris Sharng, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Ultrak, Inc. for the period ended September 30, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

          /s/ Chris Sharng
          --------------------------------
          Chris Sharng
          Chief Financial Officer
          November 19, 2002

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

   (a)            A Form 8-K was filed with the Securities and Exchange
                  Commission on August 16, 2002 to announce the election of Oliver M. Stahel to the Board of Directors, the resignations of George K. Broady and Alastair J.A.B. Gunning from the Board of Directors and the promotion of Karen S. Austin, the Company's General Counsel, to Senior Vice-President.

   (b)            Exhibit 3.5 - Amendment to By-Laws of Ultrak, Inc.

   (c) Exhibit 99.1 - Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

   (d) Exhibit 99.2 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.