Form 10-Q/A
period 2002-09-30
ULTRAK INC
filed 2002-11-22
CIK 318259

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
                                                                      ============      ============

                          ULTRAK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS        THREE MONTHS
                                                               ENDED                ENDED
                                                         SEPTEMBER 30,2002    SEPTEMBER 30,2001
                                                         -----------------    -----------------
                                                            (unaudited)          (unaudited)

Net sales                                                   $     36,690         $     40,045
Cost of sales (exclusive of depreciation shown
  separately below)                                               24,188               28,392
                                                            ------------         ------------

      Gross profit                                                12,502               11,653

Other operating costs:
   Selling, general and administrative                            12,107               11,120
   Depreciation and amortization                                     803                1,357
                                                            ------------         ------------
                                                                  12,910               12,477
                                                            ------------         ------------

      Operating loss                                                (408)                (824)

Other income (expense):
   Interest expense                                                 (521)                (716)
   Interest income                                                    10                    2
   Foreign exchange gains (losses)                                     1                 (124)
   Gain on sale of division                                           --                1,208
   Costs incurred for sale of business                              (700)
   Other, net                                                        196                   31
                                                            ------------         ------------
                                                                  (1,014)                 401
                                                            ------------         ------------

      Loss before income taxes                                    (1,422)                (423)

Income tax expense                                                  (214)                  --
                                                            ------------         ------------

      Net loss                                                    (1,636)                (423)


Dividend requirements on preferred stock                             (29)                 (29)
                                                            ------------         ------------

      Net loss allocable to common stockholders             $     (1,665)        $       (452)
                                                            ============         ============

      Net loss per share
         Basic                                              $      (0.12)        $      (0.04)
                                                            ============         ============
         Diluted                                            $      (0.12)        $      (0.04)
                                                            ============         ============


      Number of common shares used in computations:
         Basic                                                14,046,588           11,688,888
         Diluted                                              14,046,588           11,688,888

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

                          ULTRAK INC. AND SUBSIDIARIES

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS, CONTINUED

Liquidity and Capital Resources

The Company experienced a positive cash flow from operations of $4.2 million for the nine months ended September 30, 2002, as compared to a negative cash flow of $2.1 million for the same period in 2001. The increase resulted primarily from the receipt of a $6.5 million tax refund that resulted from the carry-back of 2001 losses to the 1996 and 1997 tax years. Increases in cash from receivables resulted from an increase in sales to those customers with shorter payment terms. These sales resulted in a more favorable mix of receivables and an increase in the accounts receivable turnover. The increased cash flow from operations was also affected by an increased stockpiling of inventory demanded by Honeywell for the closure of the Ohio Plant and a receivable from LeeMAH for inventories transferred from Ohio.

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


                                ULTRAK, INC.


Date: November 22, 2002         By: /s/ Chris Sharng
                                    --------------------------------------------
                                    Chris Sharng
                                    Senior Vice President-Finance, Secretary,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

          /s/ Niklaus F. Zenger
          -------------------------------------------------
          Niklaus F. Zenger
          Chairman of the Board and Chief Executive Officer
          November 22, 2002

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

          /s/ Chris Sharng
          --------------------------------
          Chris Sharng
          Chief Financial Officer
          November 22, 2002

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