Form 10-K
period 2002-12-31
AMERICAN BUILDING CONTROL INC
filed 2003-04-04
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2002

OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

AMERICAN BUILDING CONTROL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2626358
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 WATERS RIDGE DRIVE LEWISVILLE, TEXAS	75057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 353-6458

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2003 was $13,303,281. As of that date 14,046,588 shares of the Registrant’s Common Stock were outstanding.

AMERICAN BUILDING CONTROL, INC.

FORM 10-K

Forward Looking Statements

      Certain statements contained or incorporated in this annual report on Form 10-K, which are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward looking statements are made in good faith by American Building Control, Inc. (the “Company”) pursuant to the “safe harbor” provisions of the Reform Act. These statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from any future results, performance or achievements, whether expressed or implied. These risks, uncertainties and factors include the timely development and acceptance of new products and services, the impact of competitive pricing, fluctuations in operating results, the ability to introduce new products and services, technological changes, reliance on intellectual property and other risks. The objectives set forth in this Form 10-K are subject to change due to global market and economic conditions beyond the control of the Company.

i

PART I

ITEM 1.	BUSINESS

General

      American Building Control, Inc. (the “Company” or “American Building Control”) is a leading electronic security company. The Company was incorporated in Delaware in 1995 as Ultrak, Inc. On December 20, 2002, following stockholder approval, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments (the “Honeywell Asset Sale”). A total of $28.4 million in cash was received by the Company at the closing. The Company changed its name to American Building Control, Inc. in connection with the Honeywell Asset Sale. Additional information regarding the Honeywell Asset Sale is set forth at the end of this Item 1 under the heading “Honeywell Asset Sale”.

Businesses

      Following the Honeywell Asset Sale, the Company is focused on designing, marketing, selling and servicing niche security products for use in industrial, governmental and consumer surveillance markets worldwide. The Company sells its products through two operating segments: Professional Security Group (“PSG”) and Diversified Sales Group (“DSG”). The total 2002 revenues of the PSG business were approximately $17 million and represented 39% of the Company’s remaining business after the Honeywell Asset Sale. The DSG’s total 2002 revenues were approximately $27 million and represented 61% of the Company’s remaining business after the Honeywell Asset Sale.

      PSG is comprised primarily of Monitor Dynamics, Inc., doing business as MDI Security Systems (“MDI”), and is the anchor of the access control business. For the past two years, the greatest part of the Company’s intellectual property development has been centered on MDI. MDI’s new digital SAFEnet platform has been launched successfully and management believes it is the first fully-integrated system to incorporate access control, video, alarm monitoring, and audio functions. The new SAFEnet is at the forefront of the digital revolution now unfolding in the security industry. In addition, MDI’s position should be further enhanced by integrating biometrics technology into its product offerings. MDI expects to be an important participant in the Homeland Security programs of the U.S. Government.

      Besides SAFEnet, MDI has PointGuard, a smaller access control system serving mostly commercial customers. MDI plans to continue providing CCTV products to government agencies, currently its largest market, and to its other customers in connection with the sale of access control systems. During the next two years, MDI is contractually required to purchase its CCTV products from Honeywell’s Automation and Control Solutions group. The domestic access control business is supplemented by a fast growing international integration and distribution business based in Switzerland. The product range of the international unit is the same as the one for the United States.

      DSG is comprised of the Company’s consumer/do-it-yourself business as well as its industrial video and alarm management business.

      The consumer/do-it-yourself business, “SecurityandMoreTM”, has stabilized and management expects it to grow significantly in 2003. After losing the Sam’s Club business in 2001, SecurityandMore finally established a stable presence with another major retailer in 2002. The number of stores where SecurityandMore’s products are sold is increasing. Its call center and Internet site, www.SecurityandMore.com, continue to perform well. Management believes that there are many opportunities for profitable growth in the consumer business.

      The industrial video business consists of Industrial Vision Source (“IVS”) and Mobile Video Products (“MVP”) and caters to the video and security needs of manufacturing facilities, scientific laboratories, research organizations and mass transit vehicles. Both IVS and MVP sell third-party products as well as the Company’s own branded products.

      The alarm management software business, ABM Data Systems (“ABM”), sells software products to central monitoring stations that are owned by either organizations for their own use such as large universities or commercial operators such as surveillance companies. ABM has a substantial customer list that includes large blue-chip organizations purchasing or licensing ABM’s software products.

Markets and Strategy

      American Building Control participates in the industrial, governmental and consumer surveillance markets through a variety of sources including Internet technology. The Company’s technology has strong applications and growth opportunities in the following markets:

      Access Control: MDI is a leading global provider of integrated access control security systems to large scale government and commercial customers.

      Consumer: Security-and-MoreTM provides a complete range of “Do it Yourself” security systems to small businesses through consumer retail stores and direct marketing.

      Industrial Video: IVS is a distributor of industrial machine vision components. IVS distributes cameras, lenses, monitors, cables, and accessories from manufacturers such as Sony, Hitachi, Panasonic and Toshiba.

      Mobile Video: MVP is a manufacturer of video and audio recording systems for the school bus and public conveyance market.

      Alarm Management Software: ABM designs, develops, markets, installs and supports computerized software systems for the commercial and proprietary central station security market.

      The public’s heightened security consciousness provides a favorable environment for the electronic security industry. The additional funding for the Homeland Security initiatives significantly increased the scope and numbers of projects that are within the competence of American Building Control. The evolution of security products from an analog environment to a digital one also opens new opportunities for the Company. The Company expects that the future of the electronic security market will involve network management of the security elements over a global Internet protocol (“IP”) network. This development will require extensive security management of the customer security network. In early 2003, the Company launched certain digital products in order to take advantage of the current trend.

Products and Services

      SAFEnet is the “flagship” product for MDI’s access control business. The end users for the SAFEnet products tend to be governments or large corporations that have sophisticated and centralized security needs. MDI also sells PointGuard, a smaller access control system, to mostly commercial customers who need simpler applications. SAFEnet and PointGuard are sold to integrators or dealers who work with the end users for installation. In addition, MDI provides architectural and consultative advice to end users and dealers.

      SecurityandMore, the consumer/do-it-yourself business, sells security products under the brand names Focus, Exxis and Smart Choice through retail outlets, a call center and e-commerce.

      Both IVS and MVP sell third-party video products such as Sony and Mitsubushi to industrial plants, research laboratories, scientific institutions, other distributors and mass transit systems.

      ABM develops and sells alarm management software under the brand name Phoenix to central monitoring stations and proprietary commercial accounts.

Product Design and Development

      MDI develops its SAFEnet and PointGuard product lines at its Rancho Cucamonga, California facility. MDI has eleven engineers dedicated to software and hardware development.

      SecurityandMore’s product development activities are conducted at the Lewisville, Texas facility.

      ABM has eleven technical staff in Austin, Texas that develop software for alarm management applications.

Supplier Relationships

      The Company believes that its relationships with its suppliers are good and stable. Honeywell, Hitron and Sony are the most significant suppliers for electronic video products. Ameritron Inc. is the largest vendor for access control equipment. Loss of any one of these vendors could result in material short-term supply problems.

Backlog

      Although MDI’s and ABM’s purchase orders from customers are subject to cancellation or delay by customers with limited or no penalty, management believes that backlog is not indicative of future revenues or earnings and is not a significant measure of the Company’s financial position. SecurityandMore, IVS and MVP’s customers are generally on a just-in-time basis.

Competition

      Substantial competition exists in all of the markets where the Company competes. Significant competitive factors include price, quality, product performance, customer service, breadth of product line and ease of integration.

      PSG’s major competitors in access control are Softwarehouse (a division of Tyco), Lenel Systems International, Inc. and the Northern Computers division of Ademco, part of Honeywell. Samsung, Strategic Vista International, Inc. and Philips are the major competition for the DSG segment.

      Certain current and potential competitors have substantially greater resources than the Company. In order to compete successfully, the Company must continue to invest in engineering, marketing, product development and customer service. There is no assurance that these competitors will not develop products that offer superior price or performance features.

Research and Development

      The Company has two facilities with research and development capacity - the access control business in Rancho Cucamonga, California and the alarm management software business in Austin, Texas. During the fiscal years ended December 31, 2002, 2001 and 2000, the Company expensed approximately $1.6 million, $1.1 million and $0.6 million, respectively, on research and development costs.

Employees

      As of December 31, 2002, the Company had approximately 150 full-time employees worldwide, compared with 545 full-time employees worldwide as of December 31, 2001. Approximately 280 of the Company’s former employees joined Honeywell in December 2002 as a result of the Honeywell Asset Sale. Other personnel reductions can be attributed to the closure of the Ohio manufacturing plant, involuntary workforce reductions and attrition.

      The Company’s future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, financial and sales personnel. None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company has not experienced a work stoppage or strike. Relations with the Company’s employees are considered good.

Honeywell Asset Sale

      The CCTV business sold by the Company in the Honeywell Asset Sale consisted of assets in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom. The $36 million purchase price is subject to adjustment up or down based on the change in the net asset value of the assets sold between March 31, 2002 and December 20, 2002 and the amount is to be determined in 2003. See Note 2 to the Company’s Consolidated Financial Statements for additional detail on the Honeywell Asset Sale.

ITEM 2. PROPERTIES

      American Building Control’s corporate headquarters (the “Headquarters Facility”) is located in Lewisville, Texas. The Headquarters Facility consists of approximately 170,000 square feet of office and warehouse space located on 14 acres. In December 2001, the Headquarters Facility was sold to Briarwood

Capital Corporation (“Briarwood”) for $6.6 million in a sale-and-leaseback transaction. The Company began leasing back the Headquarters Facility in January 2002 for $60,000 per month with a term of 30 months. The lease included a $6.9 million purchase option exercisable at the end of 2003. Briarwood, as part of the negotiation for it to grant a written consent to the Honeywell Asset Sale, as required by Honeywell, increased the purchase option exercise price to $7.55 million.

      As part of the Honeywell Asset Sale, the Company subleased a part of the Headquarters Facility (the “sublease”) to Pittway Corporation (“Pittway”), a wholly-owned subsidiary of Honeywell. The sublease allows Pittway to occupy approximately half of the office space and two thirds of the warehouse space in the Headquarters Facility through December 20, 2003. Pittway is obligated to pay American Building Control approximately $23,000 per month in rent during the initial term of 12 months. Pittway also has the option to extend the sublease through June 30, 2004. If the renewal option is exercised, the monthly rent will increase to approximately $55,000.

      In addition to the Headquarters Facility, the Company’s principal offices as of December 31, 2002 consisted of the following:

•	Rancho Cucamonga, California - approximately 35,000 square-foot leased facility; used for engineering, sales and support for the U.S. access control business.

•	Austin, Texas - approximately 7,000 square-foot leased facility; used for engineering, sales and support for the alarm management business.

•	Fairfax, Virginia - approximately 1,450 square-foot leased facility; used for sales and support for the U.S. access control business.

•	Lausanne, Switzerland - approximately 1,400 square-foot leased facility; used for sales and support for the international access control business.

      These facilities are suitable for their respective uses and adequate to meet the Company’s current needs.

      In June 2002, the Company announced the closure of a manufacturing facility it owns in Carroll, Ohio. The Company is in the process of selling the facility and expects the sale to be completed in 2003.

      Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom, because Honeywell already had a CCTV office nearby. The Company is actively searching for a new tenant to assume all or a part of the lease commitment. Although the Company intends to sublet this facility, the current lease commitment extends through 2011 (terminable in 2006). Because the facility was abandoned by the Company, an accrual for all remaining rental payments was made in conjunction with the sale to Honeywell of $600,000 and represents the Company’s continuing obligation.

      During the third quarter of 2002, Mr. Zenger, the Company’s CEO at the time, authorized the execution of a five-year lease (terminable after three years) for executive office space in Zurich, Switzerland. The Company now has no plan to utilize the space and has vacated the site. Though the Company is negotiating for a release of the lease obligations, there is no assurance that the Company will be successful. In December 2002, an accrual for $230,000 for all remaining rental payments was made.

ITEM 3.	LEGAL PROCEEDINGS

      American Building Control is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Although the outcomes of these legal proceedings cannot be predicted with certainty, management does not believe that any of these existing legal matters will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At a special meeting of stockholders held on December 20, 2002, the Company’s stockholders approved the Honeywell Asset Sale and the change in the Company’s name from “Ultrak, Inc.” to “American Building Control, Inc.”

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company’s Common Stock, $0.01 par value, has been listed on the NASDAQ under the symbol “ABCX” since January 2, 2003. It previously traded under the symbol “ULTK” since its original listing on NASDAQ on January 18, 1994.

      The following table sets forth the high and low closing prices of the Company’s Common Stock (“Common Stock”) for each quarter during the years ended December 31, 2002 and 2001:

	2002		2001

	High	Low	High	Low

Fourth Quarter	$1.39	$0.65	$2.82	$1.30
Third Quarter	1.71	0.71	2.52	1.18
Second Quarter	1.86	1.10	3.15	2.19
First Quarter	2.05	0.76	5.88	2.34

      As of March 31, 2003, there were approximately 1,011 holders of record of the Common Stock.

      The Company has not declared or paid any cash dividends on the Common Stock since inception. The declaration of any future cash dividends on the Common Stock will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

      Dividends in the amount of $117,210 have been paid annually since the issuance of the Company’s Series A preferred stock. The preferred dividends are expected to continue.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected consolidated financial data for the five fiscal years ended December 31, 2002, have been derived from the Company’s condensed consolidated financial statements, which have been audited by Grant Thornton LLP, independent certified public accountants. In the opinion of management, all adjustments have been made to present the operations effected by the Honeywell Asset Sale as discontinued operations for all periods presented. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes set forth in Item 8 of this Form 10-K.

Years Ended December 31

(in thousands, except per share data)

	2002	2001	2000[2]	1999	1998

Income statement data:
Net sales	$44,242	$60,997	$77,841	$63,329	$64,458
Cost of sales	31,795	44,234	56,666	40,843	41,919

Gross profit	12,447	16,763	21,175	22,486	22,539
Selling, general and administrative expenses	23,693	16,461	22,159	15,371	12,842
Asset and goodwill impairment	3,338	4,466	4,228	-	-
Depreciation and amortization[1]	2,341	4,494	5,182	4,605	3,556

Total operating expenses	29,372	25,421	31,569	19,976	16,398

Operating profit (loss)	(16,925)	(8,658)	(10,394)	2,510	6,141
Other income (expense)	(2,240)	5,464	(4,129)	1,061	96

Income (loss) from continuing operations before income taxes and accounting change	(19,165)	(3,194)	(14,523)	3,571	6,237
Income tax benefit (expense)	-	(104)	3,185	(1,570)	(3,643)

Income (loss) from continuing operations	(19,165)	(3,298)	(11,338)	2,001	2,594
Income (loss) from discontinuing operations	1,953	1,837	(46,349)	(1,436)	961
Loss on disposal of discontinued operations	(12,106)	-	-	-

Net income (loss) before accounting change	(29,318)	(1,461)	(57,687)	565	3,555
Cumulative effect of accounting change:
Continuing operations[1]	(14,762)	-	-	-	-
Discontinued operations[1]	(11,353)	-	-	-	-

Net income (loss)	(55,433)	(1,461)	(57,687)	565	3,555
Dividend requirements on preferred stock	(117)	(117)	(117)	(117)	(117)

Net income (loss) allocable to common stockholders	$(55,550)	$(1,578)	$(57,804)	$448	$3,438

Basic income (loss) per share:
Continuing operations	$(1.37)	$(0.28)	$(0.98)	$0.17	$0.20

Reported net loss per share	$(3.95)	$(0.13)	$(4.95)	$0.04	$0.26

Number of common shares used in computations:	14,047	12,183	11,686	11,645	13,255
Diluted income (loss) per share:
Continuing operations	$(1.37)	$(0.28)	$(0.98)	$0.16	$0.18

Reported net loss per share	$(3.95)	$(0.13)	$(4.95)	$0.04	$0.23

Number of common shares used in computations:	14,047	12,183	11,686	12,300	14,776
Balance sheet data:
Working capital	$17,716	$27,813	$23,649	$79,714	$90,191
Total assets	50,616	122,317	143,497	200,351	196,626
Debt	6,600	21,612	35,419	37,000	37,500
Stockholders’ equity	27,434	78,773	77,248	132,663	138,467

[1]	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets (see Notes to Consolidated Financial Statements)

[2]	There were significant charges in 2000 which affect the comparability of data. See Notes to Consolidated Financial Statements. The following table reflects losses from continuing operations allocated to the 2000 Statement of Operations resulting from these charges (in thousands):

Cost of sales	$1,314
General and administrative	2,994
Asset impairment charges	4,228
Loss on sale of investments	637
Other expenses	600

$9,773

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The consolidated financial statements include the Company’s accounts and its consolidated subsidiaries. The Company is organized into separate selling divisions, which are supported by common administrative functions such as credit, accounting, human resources, legal and computer support services. All significant inter-company balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

      Product sales are recorded when goods are shipped and invoiced to the customer. Most sales made to domestic customers are on net 30-day or net 60-day credit terms after a credit review is performed to establish creditworthiness and to determine an appropriate credit limit. International sales are made under varying terms depending upon the creditworthiness of the customer and include the use of letters of credit, payment in advance of shipment and open trade terms and revenue is deferred when collection is determined not to be probable.

      Cost of sales for most of the Company’s products includes the cost of the product shipped plus freight, customs and other costs associated with delivery from foreign contract manufacturers or from domestic suppliers.

      Selling, general and administrative costs include salaries, commissions and related benefits, depreciation, telephone, advertising, warranty, printing, product literature, sales promotion, legal, audit and other professional fees, supplies, engineering and travel.

      The consolidated financial statements are denominated in U.S. Dollars and, accordingly, changes in the exchange rate between the subsidiaries’ local currencies and the U.S. Dollar will affect the conversion of such subsidiaries’ financial results into U.S. Dollars for purposes of reporting the consolidated financial results. Translation adjustments are reported as a separate component of stockholders’ equity.

      A small portion of the Company’s purchases and sales are derived from operations outside the U.S. Since the revenues and expenses of the Company’s foreign operations are denominated in local currency, exchange rate fluctuations between local currencies and the U.S. Dollar expose the Company to currency exchange risks. These risks increase when the Company is unable to denominate sales and purchases in U.S. Dollars or shift the effect of these fluctuations to customers or suppliers. Management does not believe that such fluctuations in exchange rates will have a material adverse effect on the Company’s results of operations. The Company does not have any foreign exchange forward or currency contracts.

Application of Critical Accounting Policies and Estimates

      Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates in the preparation of financial statements, actual results could differ from those estimates.

      The following critical accounting policies are affected by significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

Revenue Recognition

Revenue is recognized when a firm sales agreement is in place, the price is fixed and determinable, delivery has occurred and collectibility is reasonably assured.

Deferred income from the non-compete and supply agreements (see Note 2 to Consolidated Financial Statements) is recognized over the two-year term of the agreements.

          Inventory Valuation

The Company’s inventories are comprised principally of goods held for resale, which are valued at the lower of cost (first in-first out) or market. Inventories are written down to their estimated net realizable value for estimated obsolescence, returned inventory deemed not economical to repair or discontinued product lines. This estimate is based upon historical results, current inventories on hand, market conditions and current and expected sales trends. If market conditions become less favorable than those expected by management, then additional inventory write-downs may be required.

          Goodwill & Other Intangible Assets

The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. It requires suspension of amortization on intangible assets with indefinite lives and establishes a requirement to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount exceeds the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the business units is determined using the income approach. Under the income approach, value is dependent on the present value of future cash flows and discount rates.

          Long-lived Assets

Whenever certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable, an evaluation is performed. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, the carrying value is compared to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, then the net book values of such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows, including long-term forecasts of the amounts and timing of overall market growth and the percentage of that market, grouping of assets, discount rate and terminal growth rates. Changes in these estimates effect the assessment of long-lived assets that could result in future impairment charges.

Deferred Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets or liabilities are recognized for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets are regularly assessed for their likelihood and the amounts believed to be realizable. Projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance are incorporated in the considerations. Significant management judgment is required in determining the realization of net deferred tax assets and the associated valuation allowance. Due to uncertainties related to the Company’s ability to utilize the net deferred tax asset, a valuation allowance has been recorded against the net deferred tax asset balance. Based on results of operations in future periods, the valuation allowance may need to be adjusted.

Results of Operations

      Financial statements for the years ended December 31, 2002, 2001 and 2000 have been restated to report the Company’s CCTV Business as discontinued operations (see note 2 to the Company’s Consolidated Financial Statements for additional detail).

      The results of operations are discussed as a whole, and where appropriate, by segment (see note 13 to the Company’s Consolidated Financial Statements for additional detail).

      The following table contains information regarding the percentage of net sales of certain income and expense items for the years ended December 31, 2002, 2001 and 2000 and the percentage changes in these income and expense items from year to year:

				Percentage
	Percentage of Net Sales			Increase (Decrease)
				Between Periods

	Years ended December 31,			2002 vs.	2001 vs.
	2002	2001	2000	2001	2000

Net Sales	100.0%	100.0%	100.0%	-27.5%	-21.6%
Cost of sales	71.9%	72.5%	72.8%	-28.1%	-21.9%
Gross profit	28.1%	27.5%	27.2%	-25.7%	-20.8%
Operating expenses:
Selling, general and administrative	53.6%	27.0%	28.5%	43.9%	-25.7%
Asset and goodwill impairment	7.5%	7.3%	5.4%	-25.3%	5.6%
Depreciation and amortization	5.3%	7.4%	6.7%	-47.9%	-13.3%
Operating loss	-38.3%	-14.2%	-13.4%	95.5%	-16.7%
Other income (expense)	-5.1%	9.0%	-5.3%	-141.0%	-232.3%
Loss before taxes, discontinued operations and cumulative effect of accounting change	-43.3%	-5.2%	-18.7%	500.0%	-78.0%
Income taxes	0.0%	-0.2%	4.1%	-100.0%	-102.2%
Loss from continuing operations	-43.3%	-5.4%	-14.6%	481.1%	-66.3%
Income (Loss) from discontinued operations	-22.9%	3.0%	-59.5%	-672.2%	-103.8%
Cumulative effect of accounting change	-59.0%	-	-	-	-
Net loss	-125.3%	-2.4%	-74.1%	3718.7%	-97.5%

          Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      For the year ended December 31, 2002, net sales were $44.2 million, a decrease of $16.8 million (28%) from 2001. Sales in the DSG segment declined $17.8 million (40%), $26.7 million in 2002 compared to $44.5 million in 2001, due to the discontinuation of sales to Sam’s Club during the fourth quarter of 2001 and a 17% decrease in revenues of the industrial and mobile video applications due to an overall decline in the semiconductor, telecommunications and public transportation industries. The Sam’s Club business was partially replaced by sales to another national retailer in the second half of 2002. The PSG segment revenues increased by $1.0 million (6%) to $17.1 million in 2002 compared to $16.1 million in 2001, as a result of the additional sales related to the U.S. government programs.

      Gross profit margins improved from 27.5% in 2001 to 28.1% in 2002. The margin increased as a result of a more favorable product mix towards the access control business and away from the lower-margin consumer/do-it-yourself business and the industrial video business.

      Selling, general and administrative expenses were $23.7 million in 2002, an increase of $7.2 million (44%) over 2001. There were $2.6 million (76%) of additional expenses in 2002 in the PSG segment for additional investment in engineering, marketing and customer support infrastructure in California and an increase in the sales and sales support personnel in Switzerland. The DSG segment expenses were $1.1 million lower in 2002 due to personnel reductions in the Consumer do-it-yourself business resulting from the loss of the Sam’s Club business in the fourth quarter of 2001. The 2002 expenses included $3.4 million in salary and severance for former executives and employees: Mr. Zenger ($1.4 million for salaries and severance), Mr. Broady ($1.2 million for severance), Mr. Beare ($0.3 million for severance), Ms. Diddell ($0.3 million for severance) and others ($0.2 million for severance). The remaining increase relates primarily to Board expenses, increased Securities and Exchange Commission (“SEC”) compliance costs and legal expenses. The Corporate segment also included an additional $0.2 million accrual related to the abandonment of the Zurich lease.

      Asset and goodwill impairment charges were $3.3 million in 2002, compared to $4.5 million in 2001. The 2002 charges included a $2.7 million write-down of the Company’s SAP enterprise software system in the Corporate segment and a $0.6 million impairment of goodwill in the DSG segment related to the alarm management unit. The Company recorded an impairment charge in the Corporate segment of $4.5 million in 2001 as part of the sale and refinance of the Headquarters Facility.

      Depreciation and amortization expenses were $2.3 million in 2002, a decrease of $2.2 million (49%) over 2001. Goodwill amortization of $1.6 million was recorded in 2001. As a result of the Company’s adoption of SFAS 142, Goodwill and Intangible Assets, on January 1, 2002, there was no goodwill amortization expense in 2002. The remainder of the change relates to reduced depreciation expense in 2002.

      Other expense in 2002 was $2.2 million, compared with other income of $6.2 million in 2001. The 2002 expense included $2.8 million in interest expense. The other income in 2001 included the $7.7 million gain on the sale of the Company’s shares of common stock of Detection Systems, Inc., a $1.3 million gain on the sale of the Industrial Furnace Camera business and $3.3 million of interest expense.

          Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      For the year ended December 31, 2001, net sales were $61.0 million, a decrease of $16.8 million (22%) from 2000. Sales in the DSG segment declined $18.0 million (29%), to $44.5 million in 2001 versus $62.5 million in 2000, due to a discontinuation of sales to Sam’s Club during the fourth quarter of 2001 and an 18% decrease in industrial and mobile business due to an overall decline in the semiconductor, telecommunications and public transportation industries. PSG revenues showed a $1.0 million (7%) improvement, $16.1 million in 2001 compared to $15.1 million in 2000, resulting from additional sales related to U.S. government programs. The Corporate segment accounted for the other change in revenue.

      Gross profit margins improved from 27.2% in 2000 to 27.5% in 2001 due to the decreased sales of the lower-margin consumer business. The decreased margin in the PSG segment primarily resulted from the outsourcing of the MDI manufacturing process during the second quarter of 2000.

      Selling, general and administrative expenses were $16.5 million in 2001, a decrease of $5.7 million (26%) over 2000. There were $0.8 million (30%) of additional expenses during 2001 in the PSG segment for additional investment in engineering resources and customer support infrastructure at MDI. The DSG segment expense was $2.5 million lower in 2001 due to personnel reductions resulting from the loss of the Sam’s Club business in the fourth quarter of 2001. The 2000 expenses in the Corporate segment included $1.4 million in additional bad debt provisions, $1.0 million in write-downs on barter credits and $0.4 in severance charges.

      Asset and goodwill impairment charges were $4.5 million in 2001, compared to $4.2 million in 2000. The 2001 charges included an impairment charge in the Corporate segment of $4.5 million as part of the sale and refinance of the Headquarters Facility. The 2000 charges were for the impairment of internal use software ($2.9 million) and software development costs ($1.3 million).

      Depreciation and amortization expenses were $4.5 million in 2001, a decrease of $0.7 million (13%) over 2000.

      Other income in 2001 was $5.5 million, compared to other expense of $4.1 million in 2000. The other income in 2001 included the $7.7 million gain on the sale of the Company’s shares of common stock of Detection Systems, Inc., and a $1.2 million gain on the sale of the Industrial Furnace Camera business in July 2001.

Financial condition, liquidity and Capital Resources

      In 2002, the Company increased its cash and cash equivalents from $3.0 million at December 31, 2001 to $16.4 million at December 31, 2002, while repaying its bank debt of $15.0 million. The Company’s ratio of current assets to current liabilities increased from 1.75:1 at December 31, 2001 to 2.21:1 at December 31, 2002.

      While the Company had losses in excess of $50 million during 2002, cash flow from operations was positive as the largest components of the net loss were non-cash; including the cumulative effect of the accounting change for the adoption of SFAS 142 of $26.1 million, loss on disposal of the CCTV operations of $5.6 million and depreciation and amortization of $3.8 million. In addition, the Company received an income tax refund of $6.5 million and managed the timing of the payment of its accounts payable and accrued expenses which increased cash flow by approximately $6.6 million. Cash flow from operating activities was $2.5 million in 2002 versus cash used in operating activities of $3.1 million in 2001. During 2000 cash provided from operations was $2.0 million.

      Cash provided from investing activities was $26.3 million in 2002 and $25.2 million in 2001. Cash used in investing activities was $2.9 million in 2000. The largest source of cash from investing activities in 2002 was the sale of the CCTV business to Honeywell and in 2001 was the $23.2 million sale of the Company’s investment in Detection Systems, Inc.

      The Company used $15.9 million of cash in 2002 for financing activities compared to a use of $22.4 million in 2001 and small sources of cash from financing activities in 2000. In 2002 and 2001, the Company repaid significant amounts of debt partly offset by sales of Common Stock of $4.1 million in 2001.

      During 2002 the Company repaid its line of credit facility.

      For 2003 the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that the cash generated from operations, together with the liquidity provided by existing cash balances, will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months.

Contractual obligations and commitments

      The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2002 in thousands;

						Later
	Total	2003	2004	2005	2006	Years

Contractual obligations and commitments:
Operating leases	$1,547	$904	$392	$197	$54	-
Financing obligations	6,600	-	6,600	-	-	-
Severance obligations	1,706	792	510	404	-	-

	$9,853	$1,696	$7,502	$601	$54	$-

      The Company’s significant operating leases include facilities and office equipment which require monthly payments for facilities ranging from $1,900 to $21,000.

      The Company’s leasing obligation with respect to the Headquarters Facility ends in June 2004. The rents for December 2003 through June 2004 are already prepaid.

      The Company holds an option to repurchase the Headquarters Facility for $7.55 million for which the Company must give notice of its intention on or before November 30, 2003.

Factors Affecting the Company’s Future Results or the Price of the Company’s Stock.

      Set forth below and elsewhere in this report and other documents the Company files with the SEC are risks and uncertainties that could cause the Company’s results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements that the Company makes.

          The Company may not be profitable in the future

      The Company has suffered losses in each of the last three years and the Company has significant built-in costs that it needs to reduce in order to reflect the smaller size of the Company after the Honeywell Asset Sale. As a result, the Company expects to continue to incur significant operating expenses and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

          Should the Company need additional capital, the Company may have difficulty in raising the capital.

      The Company does not have a line of credit or other loan facility in place. The Company’s working capital consists of the cash remaining from the Honeywell Asset Sale and any cash generated by operations. The Company currently has no plan nor need for additional capital from either equity or debt in the next at least 12 to 18 months. Should the Company want to, the Company may not be able to locate purchasers of its equity securities to raise additional capital.

      The Company may not keep pace with technological advances or the Company may pursue technologies that do not become commercially accepted and, in either case, customers may not buy the Company’s products and the Company’s revenues may decline.

      The demand for the Company’s products can change quickly and in ways the Company may not anticipate because the Company’s industry is generally characterized by:

•	rapid and sometimes disruptive technological developments;

•	evolving industry standards,

•	changes in customer requirements;

•	limited ability to accurately forecast future customer orders;

•	frequent new product introductions and enhancements.

          The Company may not be able to attract, hire and retain qualified personnel.

      The loss of the services of any key personnel or the Company’s inability to hire new personnel with the requisite skills could restrict the Company’s ability to develop new products or enhance existing products in a timely manner, sell products to its customers or effectively manage the Company’s operations.

          The Common Stock may be delisted from NASDAQ if the stock price does not meet NASDAQ’s continued listing standards.

      The Common Stock trades on the NASDAQ exchange. NASDAQ has a number of continued listing requirements, including a minimum share price requirement of $1.00 per share. If the Company’s share price falls below $1.00 per share for 30 consecutive business days, then NASDAQ could notify the Company and give the Company 90 days to cure the deficiency or NASDAQ could begin delisting proceedings. Those proceedings would lead to the Common Stock no longer trading on NASDAQ. Delisting from NASDAQ could result in a reduction in the liquidity of any investment in the Common Stock and an adverse effect on the trading price of the Common Stock. Delisting could also reduce the ability of holders of the Common Stock to purchase or sell shares as quickly and inexpensively as they have done historically. This lack of liquidity could make it more difficult for the Company to raise equity capital in the future. The Company’s stock price has recently closed below $1.00 per share at the end of a number of trading sessions.

          The Company may effect a reverse stock split, and, if so, the Company’s stock price may decline after the reverse stock split.

      In response to the Company’s stock price and the minimum share price requirement, the Company expects to request its stockholders to authorize a reverse stock split at the annual meeting of stockholders in June 2003. If the reverse split is approved by the Company’s stockholders and the Company effects the reverse split, then the number of outstanding shares of Common Stock would be reduced. With fewer shares outstanding, the Company would expect the stock price to increase. While a reverse stock split may enable the Company to cure any NASDAQ minimum share price deficiency, share prices of companies effecting reverse stock splits often decline and the Company cannot assure its stockholders that the Company’s stock price would not decline after a reverse stock split.

          Some of the Company’s products are not as profitable as others.

      Some of the Company’s products might require a higher level of investment in engineering and distribution. If revenues generated from these products become a greater percentage of the Company’s total revenues and if the expenses associated with these products on a percentage of revenues basis do not decrease, then the Company’s operating margins will be adversely affected.

          Third parties may claim that the Company infringes their intellectual property rights.

      The Company has sometimes received notices from others claiming that the Company infringes their patent and intellectual property rights, and the Company has been involved in litigations on patent and intellectual property rights (see Note 7 of the Notes to Consolidated Financial Statements). The Company expects the number of such claims will increase. Companies are more frequently seeking patent protection because developments in the law that may extend the ability to obtain such patents. As a result, the Company expects to receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s time and attention;

•	require the Company to enter into royalty and licensing agreements that the Company would not normally find acceptable;

•	require the Company to stop selling or to redesign products; and

•	require the Company to pay damages.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks from changes in security prices, foreign exchange rates and interest rates, which could affect the Company’s future results of operations and financial condition. Exposure to these risks is managed through regular operating and financing activities.

Foreign Exchange

      After the Honeywell Asset Sale, the Company’s international assets and liabilities have been significantly reduced. The changes in the foreign currency rates are not expected to have a material adverse effect on the Company’s future consolidated financial position or results of operations. The access control office in Lausanne, Switzerland is the Company’s only significant foreign-based operation. Although the U.S. Dollar weakened against the Swiss Franc in 2002, this office accounted for only 4% of worldwide sales in 2002, 3% in 2001 and 2% in 2000. Specifically, changes in the exchange rates between the U.S. Dollar and Swiss Franc are not expected to have a material adverse effect on the Company’s future consolidated financial position or results of operations.

      The Company issued long-term, inter-company loans to its foreign subsidiaries. Since these loans were denominated in U.S. Dollars, the foreign subsidiaries were exposed to the effect of changes in spot exchange rates of their local currencies relative to the U.S. Dollar. Most of these loans have generated foreign currency losses during the past few years. In the past, these losses were shown as a component of accumulated other comprehensive losses and not included as a component of operating income. As a result of the Honeywell Asset Sale, management determined that these loans could not be repaid and recognized approximately $2.1 million of accumulated foreign currency losses in the consolidated results of operations in December 2002.

Interest Rates

      After the Honeywell Asset Sale, the Company’s credit facility with Frost National Bank was fully repaid.

      An interest rate swap agreement with Bank One remains in effect through February 15, 2004. This agreement provides for a fixed rate of 6.485% on $5.0 million of debt. Because the Company has no underlying debt which is hedged by this agreement changes in market value do not affect cash flows, and a 10% change in interest rates would affect the Company’s financial position by approximately $32,000. This does not include any potential penalties or fees that would have to be paid to the lender in the event of early termination of the agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

Board of Directors and Stockholders

American Building Control, Inc. (formerly known as Ultrak, Inc.)

      We have audited the accompanying consolidated balance sheets of American Building Control, Inc. (formerly known as Ultrak, Inc.) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Building Control, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets and Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

GRANT THORNTON LLP

Dallas, Texas

March 28, 2003

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2002	2001

ASSETS

Current Assets:
Cash and cash equivalents	$16,436	$3,300
Trade accounts receivable, net	4,955	4,485
Inventories	4,357	5,338
Receivable from Honeywell International, Inc. - current portion	3,600	-
Prepaid expenses and other current assets	1,165	1,557
Net current assets of discontinued operations	1,833	50,077

Total current assets	32,346	64,757

Property and Equipment, net	10,518	14,866

Other Assets:
Goodwill, net	5,332	19,827
Other intangible assets, net	330	1,277
Receivable from Honeywell International, Inc. - less current portion	1,800	-
Other assets	290	239
Net long-term assets of discontinued operations	-	21,351

Total assets	$50,616	$122,317

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — CONTINUED

(in thousands, except share data)

	December 31,

	2002	2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$3,201	$2,441
Accrued expenses	3,970	546
Accrued compensation	1,556	958
Royalty claim on assignment agreement	813	-
Severance - current portion	792	-
Accrued restructuring costs	-	650
Line of credit	-	15,012
Other current liabilities	1,115	1,338
Deferred income - current portion	1,038	-
Net current liabilities of discontinued operations	2,145	15,999

Total current liabilities	14,630	36,944

Long-Term Liabilities
Financing obligation	6,600	6,600
Deferred income - less current portion	1,038	-
Severance - less current portion	914	-

Total long-term liabilities	8,552	6,600
Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 17,494,238 shares issued	175	175
Additional paid-in-capital	162,269	162,269
Accumulated deficit	(97,354)	(41,804)
Accumulated other comprehensive loss	50	(4,161)
Treasury stock, at cost (3,467,650 common shares)	(38,683)	(38,683)

Total stockholders’ equity	27,434	78,773

Total liabilities and stockholders’ equity	$50,616	$122,317

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Years ended December 31,

	2002	2001	2000

Net sales	$44,242	$60,997	$77,841
Cost of sales (exclusive of depreciation shown separately below)	31,795	44,234	56,666

Gross profit	12,447	16,763	21,175
Other operating costs:
Selling, general and administrative	23,693	16,461	22,159
Asset and goodwill impairment	3,338	4,466	4,228
Depreciation and amortization	2,341	4,494	5,182

	29,372	25,421	31,569

Operating loss	(16,925)	(8,658)	(10,394)
Other income (expense):
Interest expense	(2,854)	(3,349)	(3,499)
Interest income	80	56	27
Gain (loss) on sale of investments	-	7,727	(83)
Gain on sale of businesses	-	1,194	-
Other, net	534	(164)	(574)

	(2,240)	5,464	(4,129)

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(19,165)	(3,194)	(14,523)
Income tax benefit (expense)	-	(104)	3,185

Loss from continuing operations	(19,165)	(3,298)	(11,338)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	1,953	1,837	(46,349)
Loss on disposal of discontinued operations	(12,106)	-	-

Income (loss) from discontinued operations	(10,153)	1,837	(46,349)

Loss before cumulative effect of accounting change	(29,318)	(1,461)	(57,687)
Cumulative effect of accounting change:
Cumulative effect of accounting change - continuing operations	(14,762)	-	-
Cumulative effect of accounting change - discontinued operations	(11,353)	-	-

	(26,115)	-	-

Net loss	(55,433)	(1,461)	(57,687)
Dividend requirements on preferred stock	(117)	(117)	(117)

Net loss allocable to common stockholders	$(55,550)	$(1,578)	$(57,804)

Basic and diluted loss per share
Continuing operations	$(1.37)	$(0.28)	$(0.98)
Discontinued operations	(0.72)	0.15	(3.97)
Cumulative effect of accounting change - continuing operations	(1.05)	-	-
Cumulative effect of accounting change - discontinued operations	(0.81)	-	-

Reported net loss per share	(3.95)	(0.13)	(4.95)
Goodwill amortization	-	0.07	0.07

Adjusted loss per share	$(3.95)	$(0.06)	$(4.88)

Number of common shares used in computations:
Basic	14,046,588	12,183,401	11,686,049
Diluted	14,046,588	12,183,401	11,686,049

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Retained	Accumulated
	Preferred stock		Common stock		Additional	earnings	other	Treasury stock
					paid-in	(accumulated	comprehensive
	Shares	Amount	Shares	Amount	capital	deficit)	income (loss)	Shares	Amount	Total

Balance, January 1, 2000	195,351	$977	14,981,471	$150	$156,708	$17,578	$(4,068)	3,467,650	$(38,683)	$132,662
Net loss						(57,687)				(57,687)
Other comprehensive loss:
Foreign currency translation adjustment							(3,583)			(3,583)
Reclassification adjustment for losses included in net loss, net of tax of $292,000							568			568
Reclassification (Note 2)							4,197			4,197

Total										(56,505)

Exercise of stock options and warrants			175,067	2	918					920
Stock-based compensation					25					25
Tax benefit from employee stock transactions					263					263
Preferred stock dividends						(117)				(117)

Balance, December 31, 2000	195,351	977	15,156,538	152	157,914	(40,226)	(2,886)	3,467,650	(38,683)	77,248
Net loss						(1,461)				(1,461)
Other comprehensive loss:
Foreign currency translation adjustment							(1,275)			(1,275)

Total										(2,736)

Issuance of common stock, net of issuance costs of $294,000			2,337,700	23	4,125					4,148
Warrants issued in connection with building financing					230					230
Preferred stock dividends						(117)				(117)

Balance, December 31, 2001	195,351	977	17,494,238	175	162,269	(41,804)	(4,161)	3,467,650	(38,683)	78,773
Net loss						(55,433)				(55,433)
Other comprehensive loss:
Foreign currency translation adjustment							2,032			2,032
Reclassification (Note 2)							2,179			2,179

Total										(51,222)

Preferred stock dividends						(117)				(117)

Balance, December 31, 2002	195,351	$977	17,494,238	$175	$162,269	$(97,354)	$50	3,467,650	$(38,683)	$27,434

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,

	2002	2001	2000

Operating Activities:
Net loss	$(55,433)	$(1,461)	$(57,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	26,115	-	-
Loss on disposal of fixed assets	-	305	428
Loss (gain) on sale of investments	-	(7,727)	637
Loss (gain) on sale of business	5,636	(1,090)	840
Equity in income of Detection Systems, Inc.	-	-	(554)
Realized foreign currency translation losses	2,179	-	4,197
Depreciation and amortization	3,850	5,311	6,482
Provision for losses on accounts receivable	74	129	3,556
Inventory writedowns	-	800	12,370
Deferred income taxes	6,309	(1,464)	(3,015)
Asset impairment	4,095	4,466	19,798
Noncash charges reversed	(283)	(1,600)	-
Other noncash expenses	551	-	582
Mark-to-market interest rate swap	(46)	194	-
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	841	6,395	5,353
Inventories	920	(1,623)	11,089
Prepaid and other current assets	1,453	1,024	(1,671)
Other assets	(15)	(1,151)	337
Trade accounts payable	1,412	(399)	(3,384)
Accrued restructuring costs	(367)	(4,355)	3,885
Accrued and other current liabilities	5,180	(873)	(1,227)

Net cash provided by (used in) operating activities	2,471	(3,119)	2,016

Investing Activities:
Proceeds from the sale of Detection Systems, Inc. common stock	-	23,176	-
Proceeds from sale of marketable securities	-	-	562
Purchases of property and equipment	(490)	(1,203)	(4,297)
Software development costs	(495)	(775)	(1,235)
Proceeds from the sale of property and equipment	40	-	-
Proceeds from the sale of building	-	1,515	-
Proceeds from sale of businesses	28,389	2,593	2,100
Earnout payments on prior acquisitions	(1,123)	(70)	-

Net cash provided by (used in) investing activities	26,321	25,236	(2,870)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(in thousands)

	Years ended December 31,

	2002	2001	2000

Financing Activities:
Net repayments on revolving line of credit	(15,012)	(20,407)	(1,581)
Proceeds from other debt	-	-	1,204
Repayments on other debt	(809)	(1,152)	(393)
Repayments on mortgage loan	-	(11,500)	-
Proceeds from financing obligation	-	6,600	-
Issuance of common stock	-	4,148	919
Payment of preferred stock dividends	(117)	(117)	(117)

Net cash provided by (used in) financing activities	(15,938)	(22,428)	32

Net increase (decrease) in cash and cash equivalents	12,854	(311)	(822)
Effect of exchange rate changes on cash	282	(140)	(185)
Cash and cash equivalents, beginning of year	3,300	3,751	4,758

Cash and cash equivalents, end of year	$16,436	$3,300	$3,751

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1,869	$3,465	$3,534

Income taxes	$46	$462	$288

Supplemental schedule of noncash investing and financing
Purchase of property financed by mortgage	$-	$11,500	$-

Issuance of warrants in connection with building financing	$-	$230	$-

The accompanying notes are an integral part of the consolidated financial statements.

American Building Control, Inc.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

          Basis of Presentation

      The accompanying financial statements have been derived from the accounts of American Building Control, Inc. and its subsidiaries (the “Company”).

      On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments plus the transfer of certain liabilities (“Honeywell Asset Sale”). The financial statements have been restated to reflect the CCTV business as discontinued operations, for all periods presented.

          Nature of Operations

      Following the Honeywell Asset Sale, the Company, which is headquartered in Lewisville, Texas, is focused on designing, marketing, selling and servicing niche security products for use in industrial, governmental and consumer surveillance markets worldwide. The Company has a small operation based in Switzerland.

      The Company has two operating segments: the Professional Security Group (“PSG”) whose primary focus is access control products and the Diversified Sales Group (“DSG”) which markets products to the consumer/ do-it-yourself business as well as its industrial video and alarm management businesses. A third segment, Corporate, provides human resources, legal, financial, information technologies, accounting and reporting functions for the entire business. (see Note 13 of the Notes to Consolidated Financial Statements)

          Principles of Consolidation

      The consolidated financial statements include the accounts of American Building Control, Inc. (formerly known as Ultrak, Inc.), a Delaware corporation, and its wholly-owned subsidiaries. These companies are collectively referred to as the “Company”.

      Local currencies are considered the functional currencies for the Company’s operations outside the United States. Assets and liabilities are translated into U.S. Dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. Dollars at the average monthly exchange rates prevailing during the year.

      All significant inter-company balances and transactions have been eliminated in consolidation.

          Reclassifications

      Certain reclassifications have been made to the prior years’ financial statements to show the effect of the Company’s discontinued operations resulting from the sale of the Company’s CCTV business. (see Note 2).

          Cash and Cash Equivalents

      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2002 and 2001, the Company had approximately $1.8 million and $2.5 million respectively, in foreign bank accounts.

          Trade Accounts Receivable

      The Company estimates the collectibility of its trade accounts receivable. In order to assess the collectibility of these receivables, the Company monitors the current creditworthiness of each customer and analyzes the aging of related past due balances. These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are written off when it is determined the receivable will not be collected.

          Use of Estimates

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Inventories

      Inventories are comprised primarily of goods held for resale and are stated at the lower of cost (first-in, first out) or market. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.

          Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to 30 years or, in the case of leasehold improvements, over the term of the lease, if shorter.

          Software Development Costs and Research and Development Expenses

      The Company capitalizes software development costs as a component of property and equipment. These represent the costs incurred from the time technological feasibility is established until the software is ready for use in the Company’s products. Research and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company’s revenue producing products and are amortized over an estimated useful life of three to five years in relation to the expected revenues of each product. Software development costs are regularly reviewed for impairment, and a loss is recognized when the net realizable value falls below the unamortized cost. Research and development expenses were $1.6 million, $1.1 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

          Internal Use Software

      The Company capitalizes certain external direct costs of materials and services, internal payroll and related payroll costs and other qualifying costs incurred with developing or obtaining internal software. These costs are amortized over three to eight years.

          Accounting for Impairment of Long-Lived Assets

      The Company evaluates long-lived assets according to the terms of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which the Company adopted on January 1, 2002. Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs.

          Goodwill, Intangible Assets and Change in Accounting Principles

      The Company amortized goodwill acquired prior to July 1, 2001 until December 31, 2001. The Company adopted SFAS No. 142, Goodwill and Intangible Assets, on January 1, 2002. All previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. The Company conducts its annual impairment test of goodwill and intangible assets on December 31st of each year. All goodwill and intangible assets have been assigned to reporting units for the purposes of impairment testing and segment reporting.

          Income Taxes

      The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement basis and tax basis of these assets and liabilities that will result in taxable or deductible amounts in the future. These amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are recognized when it becomes more likely than not that the asset will be realized.

          Revenue Recognition

      Revenue is recognized when a firm sales agreement is in place, the price is fixed and determinable, delivery has occurred and collectibility is reasonably assured.

      Deferred income from the noncompete and supply agreements is recognized over the two-year term of the agreements. See Note 2.

          Shipping and Handling Costs

      Shipping and handling costs charged to customers are reported as revenue and all shipping and handling costs incurred are reported as cost of sales.

          Advertising Costs

      The Company expenses advertising costs as incurred. Total advertising expense for continuing operations was not significant for the years ended December 31, 2002, 2001 and 2000.

          Warranty Reserves

      Reserves are provided for the estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.

      The table below shows the rollforward of warranty expense for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Beginning balance	$63	$95	$91
Charged to expense	110	152	195
Usage	(45)	(184)	(191)

Closing balance	$128	$63	$95

          Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

      Comprehensive income (loss) presented in the statement of stockholders’ equity consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on investments held for sale. At December 31, 2002 and 2001, accumulated other comprehensive (loss) consists entirely of cumulative translation adjustments for foreign currency.

          Income (Loss) Per Share

      The Company computes basic income (loss) per share based on the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share includes the number of additional shares of Common Stock that would have been outstanding if the potential dilutive effect of the conversion of stock options, convertible preferred stock and the exercise of outstanding warrants had been included. For the years ended December 31, 2002, 2001 and 2000, respectively, no stock options, preferred shares or warrants were included in the computation of diluted loss per share because the effect would have been anti-dilutive.

          Derivative Financial Instruments

      The Company reports derivative instruments under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires derivative financial instruments to be recorded at fair value. If the derivative is designated as a fair value hedge, the change in fair value of the derivative and the hedged items attributable to the hedged risk are recognized in the results of operations for the current period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the results of operations when the hedged item affects the results of operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

      The Company has an interest rate swap not accounted for as a cash flow hedge because the Company had not established its policy for measuring ineffectiveness. As a result, the changes in fair value at each reporting date are included in earnings. See Note 8.

          Stock-Based Compensation

      The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

      Option exercise prices are equal to the market price at the date of grant. Shares under grant generally become exercisable in three equal annual installments beginning one year after the date of grant and expire after ten years. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options.

      No compensation cost is reflected in operations as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect of operations and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock employee compensation.

	Years ended December 31,

	2002	2001	2000

Loss from continuing operations before cumulative effect of accounting change allocable to common stockholders:
As reported	$(19,282)	$(3,415)	$(11,455)
Deduct: Total stock-based compensation under fair value based method for all awards, net of related tax expense	(2,541)	(1,145)	(1,602)

Pro forma	$(21,823)	$(4,560)	$(13,057)

Basic and diluted loss per share from continuing operations before cumulative effect of accounting change
As reported	$(1.37)	$(0.28)	$(0.98)
Pro forma	(1.55)	(0.37)	(1.12)

      The fair value of these options for all periods presented was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility ranging from 55 to 80 percent; risk-free interest rates ranging from 4.5 to 6.5 percent; no dividend yield; and expected lives of one to seven years.

      The weighted average fair value per share of options granted for 2002, 2001 and 2000 was $1.04, $1.13 and $5.71.

New Accounting Policies

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. The principal difference between SFAS No. 146 and EITF Issue 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the implementation of this statement will have a material effect on its financial position, results of operations or cash flows.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Although the Company does not intend to amend its current accounting method for stock-based compensation, it has adopted the amended disclosure provisions of SFAS No. 148.

      On November 25, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarified that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation expands on the accounting guidance of SFAS No. 5, Accounting for Contingencies, SFAS No. 57, Related Party Disclosures, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. It also incorporates, with change, the provisions of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provision of Interpretation No. 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The disclosures are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not believe that the implementation of this statement will have a material effect on its financial position, results of operations or cash flows.

      On January 17, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The interpretation expands on the accounting guidance of ARB No. 51, Consolidated Financial Statements, as amended by SFAS No. 94, Consolidation of Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in another entity. Interpretation No. 46 incorporates leases of real estate or equipment from unrelated parties that provide a guarantee or makes a loan to the lessor, sale of receivables with a retention in those receivables and exposure to the first risk of loss if the obligor fails to pay, interests in limited partnerships or joint ventures, and investments in an unconsolidated development state enterprises. The provisions of Interpretation No. 46 are effective for interests acquired in a variable interest entity (“VIE”) after January 31, 2003 and at the beginning of the first interim or annual period beginning after June 15, 2003 for interests acquired in a VIE before February 1, 2003. At December 31, 2002, the Company does not have any variable interest entities. The Company does not believe that the implementation of this statement will have a material effect on its financial position, results of operations or cash flows.

Note 2: Discontinued Operations

          Sale of Net Assets to Honeywell

      On December 20, 2002, the Company consummated the sale of assets and liabilities related to the closed-circuit television (“CCTV”) business (the “CCTV Business”) to Honeywell International, Inc. (“Honeywell”). Honeywell purchased substantially all CCTV Business-related assets, business and accounting records and other intellectual property. Of the Company’s employees working in the CCTV Business, approximately 280 became Honeywell employees, 150 international and approximately 130 U.S. employees.

      As part of the Honeywell Asset Sale, Honeywell assumed all liabilities arising after the closing (other than liabilities retained by the Company as set forth in the Asset Purchase Agreement) related to the ownership, use, possession, or condition of the purchased assets. The liabilities retained by the Company are those that arise from or relate to the conduct of the business or ownership of the purchased assets prior to the closing and include, but are not limited to, liabilities for design defects; product liability or product warranty; employee benefit plans and contracts; taxes; environmental laws; laws relating to the ownership, use, or possession of the purchased assets; litigation; inter-company payables; infringement of intellectual property rights; and indebtedness for borrowed money.

          Purchase Price

      The purchase price was $36.0 million in cash, less a $2.2 million adjustment for a license agreement with Lectrolarm Custom Systems, Inc. (“Lectrolarm”) subject to an additional adjustment and holdback as described below, and the assumption of certain liabilities. On December 20, 2002, Honeywell paid the Company $28.4 million cash, net of a $5.4 million holdback payable in three installments over 18 months. The loss on disposal of the CCTV Business was $12.1 million, which included legal and professional fees of $2.7 million, $2.2 million in realized accumulated currency losses and other expenses of $1.6 million caused by the transaction.

          Purchase Price Adjustment and Holdback

      The purchase price may be increased or decreased after the closing based on adjustments pursuant to the closing balance sheet the Company will provide to Honeywell. The balance sheet as finally determined is referred to as the “Closing Balance Sheet,” and the net book value of the assets and liabilities on the Closing Balance Sheet is referred to as the “Final Net Book Value.” If the Final Net Book Value is less than $28,389,000, then the purchase price will be reduced by the amount of the deficit and deducted from the first payment of the $5.4 million holdback. There is no limit on the adjustment to the purchase price based on the Final Net Book Value. If the Final Net Book Value is greater than $28,389,000, then the purchase price will be increased by the amount of the excess and Honeywell will pay the Company the excess plus interest at the prime rate as set forth in The Wall Street Journal on the closing date.

      Honeywell has until April 9, 2003 to disagree with any aspect of the proposed closing balance sheet. If Honeywell timely asserts any disagreement with respect to the Company’s proposed closing date balance sheet, then the Company and Honeywell must attempt to resolve the differences within 15 days. If the Company and Honeywell are unable to resolve all of the disagreements within such 15-day period, then any unresolved disagreements will be finally and conclusively determined by a nationally recognized accounting firm mutually agreed to by the Company and Honeywell. Should the purchase price adjustment result in additional payments to the Company, funds would be expected to be received in the third quarter of 2003 and would be recorded when the proposed closing balance sheet is approved by both companies.

      The Company does not anticipate a decrease in the purchase price below $36.0 million based upon the purchase price adjustment and any anticipated disagreements with Honeywell.

      At the closing, Honeywell held back $5.4 million of the purchase price for purposes of any post-closing net asset adjustments and for the purposes of settling indemnity claims against the Company, if any, under the Asset Purchase Agreement. The $5.4 million holdback, will be released to the Company in three equal installments, less any claims, every six months beginning June 2003. All holdback payments will include interest at the prime rate as set forth in the Wall Street Journal on the closing date.

      In December 2002, the Company entered into a license agreement with Lectrolarm in order to satisfy a closing condition of the proposed sale of the Company’s CCTV Business to Honeywell. The license fee was $650,000, of which $250,000 was paid by the Company in 2002. The $400,000 balance is due in the first quarter of 2004. In connection with the Honeywell Asset Sale, the Company assigned the license to Honeywell and agreed to increase the portion of the purchase price to be retained by Honeywell by $2.2 million. The $2.2 million represents the $400,000 balance due on the license purchase and $1.8 million of royalty expenses that Honeywell may incur. Any portion of the retained amount not disbursed to Lectrolarm by Honeywell, plus accrued interest, will be paid by Honeywell to the Company following the expiration of the patent in 2005 or termination of the Lectrolarm license. Because the amount of the refund, if any, that will be received by the Company cannot be determined, the Company has not recorded an asset for any amounts related to Lectrolarm.

Non-compete and Supply Agreements

      In connection with the Honeywell Asset Sale, the Company has agreed not to compete in the CCTV Business for a period of two years. The non-compete covenant is deemed, in substance, to constitute post-closing services. A portion (approximately $0.3 million) of the purchase price, for accounting purposes, is treated as deferred compensation for such services. The amount allocated to the non-compete covenant was determined by an independent valuation. The amounts assigned to the non-compete covenant will be amortized over the 24-month non-compete period.

      The Company has entered into a Supply Agreement with Honeywell (the “CCTV Products Supply Agreement”) and is committed to buying certain CCTV products, equipment and systems, as defined, for a period of two years. The purchase price for the products is an agreed upon percentage over the Company’s historical cost. The Company may not, during the term of the CCTV Products Supply Agreement, purchase from any source other than Honeywell, or otherwise acquire or manufacture, any CCTV products unless certain conditions, as defined, occur.

      Absent the CCTV Products Supply Agreement, the Company could acquire CCTV products from other suppliers at a better price. However, because the non-compete and supply agreements are in place, the Company does not intend to pursue alternate suppliers. Based upon the estimated premium to be paid to Honeywell for CCTV products for the next two years, a portion (approximately $1.8 million) of the purchase price is treated as deferred income as determined by an independent valuation firm. The value assigned to the

CCTV Products Supply Agreement will be amortized to cost of sales as sales of products purchased from Honeywell are made during the 24-month supply agreement.

Other Agreements related to the Asset Purchase Agreement

      In connection with the closing of the Honeywell Asset Sale, the Company entered into the following agreements with Honeywell in addition to the non-compete covenant and the CCTV Products Supply Agreement discussed above.

•	Transition Services Agreement under which the Company agreed to provide certain services to Honeywell for a period of 180 days following the closing, which may be extended for an additional 180 days upon mutual agreement. The transition services will consist of hardware, software and telecommunications support functions as well as other administrative services in connection with the support and maintenance of the CCTV Business. The Transition Services Agreement specifies the monthly compensation to be paid to the Company by Honeywell for such services, which is based on the Company’s estimate of the costs incurred in providing those services and the Company’s past practice in charging the Company’s affiliates for comparable services.

•	Sublease under which Honeywell will sublease approximately half of the office space and two-thirds of warehouse space at the Company’s headquarters facility at 1301 Waters Ridge Drive, Lewisville, Texas. The initial term of the Sublease Agreement is one year. Honeywell has the right to extend the term of the sublease through June 30, 2004, the end of the term of the underlying lease. Annual rent payable by Honeywell under the sublease during the initial term is $276,000, to be paid in equal monthly installments of $23,000. During the extension term, if any, the rent will increase to $55,000 per month.

•	Trademark and Copyright License Agreement granted Honeywell an exclusive, royalty-free license to use certain trademarks, including the Ultrak trademark, and copyrights related to such trademarks. Such trademarks and copyrights licensed to Honeywell are to be used in connection with the CCTV Business.

Financial Information

      The discontinued operations were principally reported in the United States and international professional securities group segment in prior years. Summarized financial information for the discontinued operations is as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Sales	$96,752	$100,711	$122,157
Gross profit	33,680	33,135	25,388
Operating profit (loss)	2,495	(968)	(41,562)
Income (loss) from discontinued operations net of tax expense (benefit) of $327, $(1,007) and $(734)	1,953	1,837	(46,349)

      The assets of discontinued operations at December 31, 2001 were comprised substantially of assets sold to Honeywell and were as follows:

Accounts receivable	$20,648
Inventories	20,988
Other current assets	8,441
Property and equipment	3,929
Intangibles	17,330
Other long-term assets	92
Accounts payable	10,336
Accrued expenses	4,277
Other current liabilities	1,386

2002 Charges

Closure of the Ohio Plant

      On June 5, 2002, the Company announced the closure of its manufacturing facility in Carroll, Ohio (the “Ohio Plant”) after evaluating all aspects of the closure, including operational and economic considerations. Closure costs recorded during the second quarter of 2002 were $665,000, including accrued severance compensation of $570,000 for 50 Ohio Plant employees. During 2002, the Company paid approximately $395,000 in severance costs in connection with the closure of the Ohio Plant. There will be additional payments of approximately $109,000 paid during the first two quarters of 2003.

Goodwill Impairment

      The Company adopted SFAS No. 142 on January 1, 2002 and completed its transitional impairment test as of that date in the second quarter of 2002. As a result the Company recorded a non-cash charge of approximately $11.3 million related to the CCTV Business. In calculating the impairment charge, the Company used the two-step process (see Note 6) in SFAS No. 142 and determined the fair value of the CCTV reporting unit using recent comparable transactions. Such charge is reflected in the statement of operations as a cumulative effect of an accounting change from discontinued operations.

2000 Charges

Accrued Restructuring Costs

      During the fourth quarter of 2000, the Company, in conjunction with changes in key management personnel, made several changes in its strategic plan that resulted in significant expenses. Additionally, based on this new strategic direction, certain assets were assessed for impairment. The impacts to the CCTV Business are classified as discontinued operations and presented below.

      The charges to income related to these items are summarized as follows (in thousands):

Closure of European distribution center	$7,246
Goodwill impairment - France	10,103
Goodwill impairment - Germany	2,985
Closure of business - France	2,686
Inventory writedowns	8,207
Software development costs	655
Foreign currency losses	4,197
Other	237

$36,316

Closure of European Distribution Center

      During 1998 and 1999, the CCTV Business opened a European distribution center in Antwerp, Belgium. The purpose of the distribution center was to consolidate purchasing, reduce overhead, and create efficiencies in the European CCTV Business. Because of declining sales and operational difficulties, management of the CCTV Business concluded in the fourth quarter of 2000 that the Company’s European distribution center strategy would not be successful. Therefore, the net realizable value of the Company’s European distribution center assets was evaluated and written off and/or down to levels that could not be fully recovered or utilized in the other European CCTV operations. The impacts to the CCTV Business consisted of inventory costs ($2,705,000), personnel ($667,000), fixed assets ($1,187,000) and lease termination and other exit costs ($2,687,000). The personnel costs provided for the termination of its 13 employees. For 2000, the CCTV Business incurred pretax losses of approximately $5.5 million in its Belgium business, and the operations were closed by April 2001.

      During 2001, management of the CCTV Business negotiated the favorable settlement of certain liabilities provided for at December 31, 2000 as well as selling the Company’s distribution facility in Belgium for higher than expected proceeds. These actions resulted in a reduction of expenses of $950,000 in 2001. The CCTV Business still had approximately $90,000 accrued at December 31, 2001 for final closure costs, which was settled in cash during 2002.

Goodwill Impairment/ Closure of Business - France

      The continuing losses of the Company’s CCTV Business triggered an impairment review in 2000 of its long-lived assets and a decision to shut down its French operations. This decision and the lack of anticipated future cash flows in France caused the Company to conclude that all associated goodwill, amounting to $10,103,000, was impaired. The primary components of the closure costs involved personnel costs ($1,081,000), write-offs of fixed assets, accounts receivable and other assets ($1,101,000) and other exit costs ($504,000). The personnel costs provided for termination of its 24 employees. For 2000, the CCTV Business incurred pre-tax losses of approximately $2.9 million in its French operation and the operation was substantially closed by April 2001.

      The 2000 accruals were based on a liquidation of the Company’s business in France; however, the Company was able to sell the French business in 2001. The sale of the French business resulted in a change in the estimate of the restructuring accrual in the amount of $650,000 which reduced selling, general and administrative expenses in 2001. At December 31, 2001, the CCTV Business had liabilities remaining for severance to one employee ($177,000) and other final settlement costs ($383,000). The Company was able to settle favorably the remaining liabilities and recorded a reduction of expenses of approximately $280,000 in 2002.

Goodwill Impairment–Germany

      As a result of the unsuccessful European centralization strategy and continuing losses of approximately $2.7 million in 2000 in Germany, management performed an impairment review of its long-lived German assets in 2000. As a result of this analysis, management concluded, based on future undiscounted cash flows, that the entire amount of goodwill should be written off.

Inventory Write-Downs

      Inventory write-downs are related to discontinued product lines and returned inventory that management believes cannot be economically refurbished. Inventories related to discontinued product lines were either scrapped or sold during 2001. Total sales proceeds were approximately $500,000 in 2001 with little gross profit margin on such sales. The returned inventory deemed uneconomical to repair was selected for scrap disposition based upon a direction put in place by executive management changes during the third and fourth quarters of 2000. This returned inventory was the result of defective products that were repaired and carried as refurbished inventory, and specific sales efforts were focused on recovering the value of the inventory. However, in the fourth quarter of 2000, the Company concluded that it was no longer economical to attempt to resell refurbished inventory.

Software Development Costs

      Management of the CCTV Business evaluated products under development during the fourth quarter of 2000. Based on this review, capitalized software development costs were written off relating to product designs that were abandoned and did not correspond with future product objectives.

Foreign Currency Losses

      Foreign currency losses in 2000 of $4,196,630 are related to foreign currency translation losses that were realized upon the sale or closure of foreign operations.

Summary

      Details of the charges are as follows (in thousands):

			Amount	Accrued at
	2000	Non-cash	paid in	December 31,
	Charge	portion	cash	2000

Asset impairments	$15,569	$(15,569)	$-	$-
Inventory charges	11,056	(11,056)	-	-
Foreign exchange losses	4,197	(4,197)	-	-
Employee severance and termination benefits	1,899	-	-	1,899
Leased facilities and other terminations costs	3,191	-	-	3,191
Other	404	(404)	-	-

	$36,316	$(31,226)	$-	$5,090

	Accrued		Amount	Accrued
	December 31,	2001 charge	paid in	December 31,
	2000	(credit)	cash	2001

Employee severance and termination benefits	$1,899	$(1,253)	$(469)	$177
Leased facilities and other terminations costs	3,191	(347)	(2,371)	473

	$5,090	$(1,600)	$(2,840)	$650

	Accrued		Amount	Accrued
	December 31,	2002 charge	paid in	December 31,
	2001	(credit)	cash	2002

Employee severance and termination benefits	$177	$(116)	$(61)	$-
Leased facilities and other terminations costs	473	(167)	(306)	-

	$650	$(283)	$(367)	$-

      Also, there were other charges in the fourth quarter of 2000 for bad debt provisions totaling $1.0 million.

      The losses (credits) were classified in statements of operations as follows (in thousands):

	2002	2001	2000

Cost of sales	$-	$-	$11,056
General and administrative	(283)	(1,600)	6,494
Asset impairment charges	-	-	15,569
Foreign exchange losses	-	-	4,197

	$(283)	$(1,600)	$37,316

      During the quarter ended September 30, 2000, the Company incurred charges of $75,000 related to the outsourcing of its CCTV manufacturing operations in Australia. These charges were settled in cash during the fourth quarter of 2000.

Note 3: Trade Accounts Receivable

      Supplemental information on net trade accounts receivable (in thousands):

	December 31,

	2002	2001

Gross trade accounts receivable	$5,357	$4,767
Less: allowance for doubtful accounts	(402)	(282)

	$4,955	$4,485

Note 4: Property and Equipment

      The components of property and equipment are as follows (in thousands):

		December 31,

	Useful	2002	2001
	Lives
Machinery and equipment	3-7 years	$5,688	$5,017
Furniture and fixtures	3-7 years	1,836	1,714
Internal use software	3-8 years	450	6,619
Software development costs	3-5 years	3,020	2,783
Buildings and land	20-30 years	8,030	7,971

		19,024	24,104
Accumulated depreciation		(8,506)	(9,238)

		$10,518	$14,866

      During the fourth quarter of 2002, the Company recorded an impairment charge of $2.7 million related to internal use software. (see Note 7)

Note 5: Income Taxes

      The provision (benefit) for taxes consists of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

Federal
Current	$-	$-	$(1,476)
Deferred	-	-	(1,301)
State	-	41	(464)
Foreign	-	63	56

	$-	$104	$(3,185)

      Income (loss) before provision (benefit) from taxes consists of the following (in thousands):

	Year Ended December 31,

	2002	2001	2000

United States	$(18,562)	$(3,567)	$(14,723)
Foreign	(603)	373	200

	$(19,165)	$(3,194)	$(14,523)

      The Company’s effective income tax rate differed from the U.S. Federal statutory rate as follows:

	Year Ended December 31,

	2002	2001	2000

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax effect	(4.8)	0.4	(3.2)
Goodwill amortization and impairment	-	7.7	2.7
Other non-deductible expenses	0.3	2.1	0.2
Adjust prior year receivable	(2.3)	-	-
Change in valuation allowance	44.6	25.0	8.7
Other, net	(3.8)	2.1	3.7

	0.0%	3.3%	(21.9)%

      The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Inventories	$373	$351
Accounts receivable	229	50
Accrued expenses	1,050	452
Net operating loss carryforwards	18,265	12,596
Goodwill amortization and impairment	3,950	-
Foreign deferred tax assets	10,377	8,444
Other, net	1,162	578

Gross deferred tax assets	35,406	22,471
Deferred tax liabilities:
Property and equipment	(951)	(510)

Gross deferred tax liabilities	(951)	(510)
Valuation allowance	(34,455)	(21,961)

Net deferred tax asset	-	-

	-	-

      At December 31, 2002, the Company had federal, state and foreign net operating loss carryforwards of approximately $49,800,000, $42,300,000 and $27,400,000, respectively. Federal net operating loss carryforwards expire in 2021 and 2022. The state net operating loss carryforwards expire in 2005 to 2022.

      The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. As a result of the sale of the CCTV business to Honeywell and an evaluation of the realizability of income tax benefits from future operations, the Company has increased its valuation allowance to equal the net deferred tax asset. After completion of the Honeywell Asset Sale and further analysis of its tax position, the Company concluded that it was more likely than not that certain losses would not be utilized prior to expiration. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carryforward periods (2005-2022) and is subject to change depending on tax laws in effect in years in which carryforwards are used.

      The change in valuation allowance for 2002 differs from the Company’s effective tax rate by the amount of losses from discontinued operations which were transferred to deferred tax assets of the Company’s continuing operations.

Note 6: Goodwill and Other Intangible Assets

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Professional Security Group (“PSG”) segment has two reporting units: U.S. Monitor Dynamics, Inc. (“MDI”) and International MDI. The Diversified Sales Group (“DSG”) segment has four reporting units: the consumer/do-it-yourself business (“SecurityandMoreTM”), ABM Data Systems (“ABM”), Industrial Vision Source (“IVS”) and Mobile Video Products (“MVP”). There is also a reporting unit for the corporate segment.

      In performing its impairment analysis under SFAS 142, the Company completes a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to the carrying value to determine if any impairment exists. The second step involves comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units underlying the segments are estimated using discounted cash flow methodology or recent comparable transactions.

      The Company completed its transitional impairment analysis as required by SFAS No. 142 as of January 1, 2002. As a result, the Company recorded a non-cash charge of approximately $14.8 million in the U.S. MDI reporting unit to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying statement of operations. Additionally, in connection with the Company’s annual impairment analysis, the fair value of the Company’s ABM reporting unit was concluded to be less than the carrying value. Accordingly, an impairment charge was recorded in the fourth quarter of 2002 of $620,000.

      A summary of the changes in goodwill, by segment, is as follows (in thousands)

	PSG	DSG	Corporate	Total

Net carrying value at January 1, 2000	$18,543	$2,117	$1,540	$22,200
Sale of shares in Detection Systems, Inc.	-	-	(1,540)	(1,540)
Amortization expense	(715)	(118)	-	(833)

Net carrying value at December 31, 2001	17,828	1,999	-	19,827
Earnout payments on prior acquisitions	887	-	-	887
Impairment losses	(14,762)	(620)	-	(15,382)

Net carrying value at December 31, 2002	$3,953	$1,379	$-	$5,332

      Intangible assets consist of the following (in thousands):

		December 31, 2002

	Weighted	Gross		Net
	average	Carrying	Accumulated	Carrying
	amortization	Value	Amortization	Value
	(years)
Intangible assets subject to amortization
Patents and trademarks	17.1	$98	$(42)	$56
Licensing agreements	3.7	80	(80)	-
Loan origination and financing obligation fees	3.0	549	(275)	274

Total amortizing intangible assets		$727	$(397)	$330

Intangible assets not subject to amortization
Goodwill				$5,332

	December 31, 2001

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

Intangible assets subject to amortization
Patents and trademarks	$98	$(36)	$62
Licensing agreements	460	(51)	409
Loan origination and financing obligation fees	1,329	(523)	806

Total amortizing intangible assets	$1,887	$(610)	$1,277

Intangible assets not subject to amortization
Goodwill			$19,827

      Amortization expense related to intangible assets subject to amortization was $596,000, $399,000 and $184,000 for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, the Company wrote off a software license (see Note 7) and its remaining unamortized loan origination fees of approximately $240,000 in connection with the payoff of its debt with Frost National Bank (see Note 8).

      The aggregate estimated future amortization expense for intangible assets for each of the five succeeding years as of December 31, 2002 is as follows (in thousands):

2003	$282
2004	7
2005	7
2006	7
2007	7

Total	$310

      The table below illustrates the impact of SFAS 142 had it been effective and adopted for all periods presented. Net loss from continuing operations adjusted to exclude the amortization expense related to goodwill, is as follows (in thousands):

	Years ended December 31,

	2002	2001	2000

Net loss
Reported net loss from continuing operations allocable to common stockholders before cumulative effect of accounting change	$(19,232)	$(3,415)	$(11,455)
Goodwill amortization	-	833	833

Adjusted net loss allocable to common stockholders before cumulative effect of accounting change
	$(19,282)	$(2,582)	$(10,622)

Note 7: Impairment, Severance and Other Charges

          SAP Impairment

      In connection with the Honeywell Asset Sale, the Company’s Board of Directors approved management’s recommendation to replace SAP, the enterprise software for its domestic locations, with a new management reporting system as soon as possible. As a result of the Honeywell Asset Sale, the Company determined that it no longer had the infrastructure to support its continued investment in SAP. The annual costs to maintain SAP are approximately $760,000. During the fourth quarter of 2002, the Company recorded an impairment charge for its corporate segment of $2.7 million to write-down the value of its investment in SAP to its estimated fair value of $450,000.

          Executive and Management Severance

      The Company decided to sever a number of executives including the past two CEOs, the Chief Operating Officer, the Senior Vice-President of the domestic sales group and the Vice-President of Marketing. At December 31, 2002, the Company recorded severance charges of approximately $2.8 million for the former

CEOs, George Broady and Niklaus Zenger, the former Senior Vice-President of the domestic sales group and other management. Mr. Broady’s severance, $1,210,000, will be paid out over a period of three years beginning in January 2003. Mr. Zenger’s severance of approximately $850,000 was paid in 2002. Severance payments of $321,000 for the former Senior Vice-President of the domestic sales group will be paid out over the next 18 months ending in June 30, 2004. Severance costs relates to other management were $380,000 and paid in 2002. At December 31, 2002, unpaid obligations related to executive and management severance was approximately $1.7 million.

      In addition, Mr. Broady’s severance agreement obligated the Company to advance funds needed for the exercise of any stock options which remained outstanding to him upon the occurrence of a triggering event. On January 30, 2003 Mr. Broady gave notice of the intent to exercise options for $475,000 shares, at $1.42 (total $674,500) under the terms of his severance agreement. The note receivable to the Company has not been executed and the shares have not been delivered to Mr. Broady.

          Royalty Claim

      The Company was notified it was subject to a royalty claim on an Assignment Agreement in connection with its Mobile Video business. The Company has recorded a charge of approximately $865,000 related to the dispute and paid $150,000 during 2002. At December 31, 2002, the Company has $715,000 accrued related to the dispute.

          Zurich Lease

      During the third quarter of 2002, the Company’s former CEO, Mr. Zenger, authorized the execution of a five-year lease (terminable after three years) for executive office space in Zurich, Switzerland. The Company has no plans to utilize the space and has vacated the site and subleasing the facility is not likely. In December 2002, the Company recorded a charge to operations of $230,000 representing the remaining obligation under the abandoned lease.

          Software License

      In the fourth quarter of 2002, the MDI business abandoned the development of products related to its technology license with a third party and took a $255,000 impairment charge to write-off the remaining value of its license. The impairment was initiated by the restructuring of the licensor’s corporate structure that eliminated access to critical technical support services and positioned the licensor as a possible direct competitor with MDI.

Note 8: Financing Arrangements

          Line of Credit

      At December 31, 2001, the Company had $15.0 million under its revolving credit facility. During the first quarter of 2001, the credit facility was reduced from $45.0 million to $30.0 million. The facility provided for interest payable quarterly at prime plus a range of 0.00% to 0.75% or LIBOR plus a range of 2.25% to 2.75%, depending on the leverage ratio, as defined, for the quarter. The credit facility contained certain restrictive and operational covenants and conditions, including a maximum leverage ratio, a debt service ratio and minimum net worth amounts. The Company paid a monthly unused fee of 0.375% per annum and borrowings were collateralized by substantially all assets of the Company. At December 31, 2001, the Company was in violation of certain loan covenants and the interest rates were increased to the base rate plus 3.25% or 8.00%.

      In February 2002, an amendment to the Company’s credit facility was signed at the insistence of the lenders that increased the interest rate to 12%, reduced the lending commitment from $30.0 million to $20.0 million, waived certain alleged defaults by the Company under the loan covenants and provided for payment of certain fees. The facility was repaid and terminated in April 2002.

      On April 22, 2002, the Company received funding from Frost National Bank on a three-year, $15.0 million credit facility (the “Frost Credit Facility”) and settled its indebtedness with all previous lenders.

The Frost Credit Facility contained certain restrictive operational and financial covenants and conditions, including tangible net worth and net income targets, and subject to borrowing base limitations based upon levels of accounts receivable and inventories. The interest rate was at prime plus 0.75%.

      The Company used approximately $11.6 million in net proceeds from the Honeywell Asset Sale to eliminate the balance of the Frost Credit Facility. As part of the Honeywell Asset Sale, Frost National Bank required the Company to pay $300,000 in order to release the bank’s liens on the Company’s current assets. The Company is attempting to re-claim this fee and other costs. In December 2002, a non-cash expense of $240,000 was recorded to write-off the balance of unamortizated loan costs related to the Frost Credit Facility.

          Building Financing

      During 1998, the Company’s worldwide corporate headquarter’s located in Lewisville, Texas (the “Headquarters Facility”) was built. Through December 31, 2000, the Company leased its facility under a synthetic lease classified for book purposes as an operating lease.

      In January 2001, the Company terminated its lease and purchased its Headquarters Facility from the lessor with an $11.5 million mortgage.

      The building and surrounding 14 acres of land were sold to Briarwood Capital Corporation (“Briarwood”) for $6.6 million in December 2001 in a sale-leaseback transaction. The Company began leasing its Headquarters Facility in January 2002 at a cost of $60,000 per month for a term of 30 months. Under the terms of the lease agreement, the Company had an option to purchase the property for $6.9 million by giving notice on or before November 30, 2003. As a closing condition of the Honeywell Asset Sale, the Company’s lessor, Briarwood demanded and obtained an increase in the purchase option from $6.9 million to $7.55 million and required the Company to pay the last six months of rent in advance.

      The Company has accounted for the transaction as a financing transaction and recorded the proceeds from the sale as a financing obligation, classified the lease payments as interest expense and continued to carry the value of the land and building on its books and record depreciation. The $4,466,000 difference between the net book value and the sales proceeds was recorded in the statement of operations as an asset impairment charge in December 2001.

      In connection with the financing transaction, the Company granted warrants to purchase 200,000 shares of the Common Stock to the Company’s former Chairman and Chief Executive Officer, Mr. George Broady, in exchange for his guarantee of the rent payments, as required by Briarwood. Additionally the Company granted warrants to purchase 100,000 shares of the Common Stock to Briarwood. (see Note 10)

          Interest Rate Swap

      The Company maintains an interest rate swap which was used to limit the effect of increases in interest rates on its prior debt instruments. The swap has a notional amount of $5.0 million and expires in February 2004. The effect of this agreement was to limit the Company’s interest rate exposure by fixing the interest rate at 6.485%. Because the Company has no bank debt at December 31, 2002 and did not document its hedging at the inception of the transaction, the swap is ineffective. At December 31, 2002, the swap had a fair value of negative $239,000 and is included as a component of other current liabilities.

Note 9: Commitments and Contingencies

          Operating Leases

      The Company leases office and warehouse space, as well as data processing and office equipment, under long-term, non-cancelable leases.

      Minimum future rental payments for all long-term non-cancelable operating leases are presented below (in thousands):

Years ending
December 31,

2003	$904
2004	392
2005	197
2006	54

$1,547

      Total rent expense was as follows (in thousands):

Years ending
December 31,

2002	$710
2001	604
2000	1,706

          Litigation

      The Company is subject to various legal proceedings and claims, either asserted or unasserted, that arise in the ordinary course of business. Management does not believe that any of these existing legal matters will have a material adverse effect on the Company’s financial condition or results of operations.

Note 10: Stockholders’ Equity

          Private Placement of Common Stock

      In October 2001, the Company completed a private placement to the Company’s former CEO, Mr. Zenger, of 2,337,700 shares of its Common Stock for net proceeds of approximately $4.1 million. At a special meeting held on November 30, 2001, the stockholders approved the exercise of an option to sell an additional 293,879 shares of Common Stock to Mr. Zenger for $558,370. Mr. Zenger has not closed the share purchase as of March 31, 2003.

          Preferred Stock

      The Company’s Series A Preferred Stock (the “Preferred Stock”) earns dividends at the rate of 12% per annum, payable quarterly. All dividends accrue whether or not such dividends have been declared and whether or not there are any profits, surplus or other funds of the Company legally available for payment.

      The Company may, at any time, redeem all or any portion of the outstanding Shares of Preferred Stock at $5.00 per share plus the pro-rata portion of any unpaid dividends. The holder of the Preferred Stock may convert any or all of the 195,351 shares of Preferred Stock into shares of the Common Stock at any time at a conversion rate equal to 2.08 shares of Common Stock per share of Preferred Stock or a total of 406,981 shares of Common Stock.

      On October 23, 2001, Mr. Broady, former Chairman and CEO, announced that he had contracted to sell his Preferred Stock (195,351 shares of Preferred Stock) to a third party. Each of the shares of Preferred Stock is entitled to voting rights equal to 16.667 shares of Common Stock or total voting rights equal to 3,255,915 shares of Common Stock. Mr. Broady also granted the buyer a voting proxy on 1,150,000 shares of Common Stock until June 2002. The transaction was completed on January 16, 2002.

          Warrants

      In connection with a personal guarantee given for the Headquarters Facility financing (see Note 8), the Company’s Board of Directors granted warrants to Mr. Broady authorizing him to purchase 200,000 shares of the Company’s Common Stock at $1.64 per share. The market price on the date of grant was $1.43. The Company is also obligated to reimburse Mr. Broady for up to $70,000 of payroll and income taxes related to the warrants. These warrants were valued at $130,000, expire in December 2004 and are amortized over the term of the related financing obligation. The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 84%, a risk-free interest rate of 3.0%, no dividend yield and an expected life of two years.

      On December 13, 2001, the Board of Directors granted Briarwood, the Company’s landlord, warrants to purchase 100,000 shares of the Common Stock at an exercise price of $1.55 per share in connection with the building and land financing (see Note 8). These warrants expire ten years from the grant date, were valued at $100,000 and are amortized over the term of the related financing obligation. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 81%, a risk free interest rate of 4.4%, no dividend yield and an expected life of five years.

      On October 19, 2001, in connection with the private placement to Mr. Zenger, the Board of Directors granted the placement agent a warrant to purchase 200,000 shares of the Common Stock at $1.25 per share. This warrant was not exercised and expired on October 18, 2002.

Note 11: Stock-Based Compensation

          Tender Offer

      On June 11, 2001, the Company filed a Tender Offer Statement to offer to exchange all options held by option holders who had not received options after December 9, 2000 (the “Eligible Options”) for new options (the “New Options”) to purchase shares of Common Stock to be granted under the 1988 Non-Qualified Stock Option Plan (the “1988 Plan”). The Eligible Options were accepted for exchange and cancelled at the following exchange ratios:

Eligible Option Exercise Price	New Options Issued

Up to $6.62	1 New Option per 1 Eligible Option (1:1)
$6.63 to $8.25	0.75 New Option per 1 Eligible Option (0.75:1)
$8.26 and above	0.50 New Option per 1 Eligible Option (0.50:1)

      There were 159,980 stock options tendered in connection with the exchange offer. On January 14, 2002, the Company granted 106,215 New Options at an exercise price of $1.49 per share.

          2002 Stock Incentive Plan

      On June 7, 2002, the Company’s stockholders voted to amend and replace the 1988 Plan with the 2002 Stock Incentive Plan (the “2002 Plan”). The purpose of the 2002 Plan is to allow the Company to provide more attractive equity incentives to retain existing employees, to attract prospective employees and to obtain the services of directors and consultants. The 2002 Plan covers 5,000,000 shares of Common Stock, an increase of 2,800,000 shares over the amount available under the 1988 Plan. To the extent that these options are exercised in the future, they will decrease the existing stockholders’ percentage equity ownership in the Company and will be dilutive to existing stockholders. The issuance and exercise of additional options could have the effect of diluting the earnings per share and book value per share of the outstanding Common Stock. At December 31, 2002, there were 3,386,141 shares available for grant under the 2002 Plan.

1997 Incentive Stock Option Plan

      The Company’s 1997 Incentive Stock Option Plan (the “1997 Plan”) covers options for up to 400,000 shares of Common Stock. Options under the 1997 Plan are awarded based on the Company’s ability to meet one or more definitive performance measurements for a fiscal year. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Options granted under the 1997 Plan are limited to 1% of the outstanding Common Stock. On December 31, 2002, there were 371,318 shares of Common Stock available for grant under the 1997 Plan.

Compensation Expense

      Option prices are equal to the market price at the date of grant. Shares under grant generally become exercisable in three equal annual installments beginning one year after the date of grant and expire after ten years. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options.

      Information with respect to options outstanding at December 31, 2002 and changes for the three years then ended is as follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		average		average		average
		exercise		exercise		exercise
	Shares	price	Shares	price	Shares	price

Outstanding at beginning of year	1,136,486	$4.69	1,118,569	$7.34	953,972	$6.56
Granted	867,915	1.34	620,851	1.89	627,500	8.23
Exercised	-	-	-	-	(166,065)	5.46
Forfeited	(361,860)	2.73	(602,934)	6.66	(296,838)	7.75

Outstanding at end of year	1,642,541	$3.35	1,136,486	$4.69	1,118,569	$7.34

Options exercisable at end of year	1,642,541	$3.35	200,936	$8.47	345,110	$5.83

Additional information about stock options at December 31, 2002 is summarized as follows:

	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Range of exercise prices	outstanding	contractual life	price	exercisable	price

$0.01 to $3.06	1,195,766	9.0 years	$1.53	1,195,766	$1.53
$3.06 to $6.13	115,833	4.5 years	5.47	115,833	5.47
$6.13 to $9.19	123,000	6.9 years	6.85	123,000	6.85
$9.19 to $12.25	173,260	6.9 years	9.28	173,260	9.28
$12.25 to $20.00	34,682	4.1 years	17.10	34,682	17.10

	1,642,541	8.2 years	$3.35	1,642,541	$3.35

      On January 20, 2003, 234,999 stock options expired that were previously granted to former employees who joined Honeywell in connection with the Honeywell Asset Sale.

Note 12: Related Party Transactions

      During 2002, Mr. Zenger authorized the execution of a lease (see note 7) for premises in Zurich, Switzerland (the “Zurich Lease”). A portion of the office space covered by the Zurich Lease was subleased by the Company to Red Cube Finance, an affiliate of Red Cube International AG (“Red Cube”), pursuant to an oral agreement. The Company is aware that Mr. Zenger was affiliated or associated with Red Cube. The Company is not aware of the specific nature of Mr. Zenger’s current relationship with Red Cube.

      During 2002, Mr. Zenger authorized the purchase of certain furniture and computer equipment for $154,498 for the Zurich office. The Company subsequently became aware of allegations that Mr. Zenger was related to the entities that sold the furniture and equipment to the Company. The Company has retained a private investigator in Switzerland to investigate Mr. Zenger’s relationship with these entities.

      During 2002, Mr. Zenger authorized the purchase and payment of certain software from Swissource AG (the “Swissource Software”) for $240,000 payable in cash. Based on information subsequently available to the Company, the Company believes that Mr. Zenger could be related to Swissource AG. The Company has retained a private investigator in Switzerland to investigate Mr. Zenger’s relationship with Swissource.

      In connection with the severance payments to Mr. Zenger in December 2002 (see Note 7), Mr. Zenger agreed that he would purchase the Swissource Software from the Company for $240,000 in cash plus 6% interest from the date the Company originally purchased the Swissource Software. The total amount of this contemplated purchase by Mr. Zenger as of December 2002 was $245,000. The Company retained the $245,000 from Mr. Zenger’s severance that he otherwise would have received in December 2002. The Board generally agreed to the terms for the Company’s sale of the Swissource Software to Mr. Zenger, but required that Mr. Zenger deliver the Swissource Software to the Company so that the Company could have the value of the Swissource Software independently determined. As of the date hereof, Mr. Zenger has not delivered the Swissource Software to the Company and the Company continues to withhold the $245,000.

Note 13: Segment Disclosures and Foreign Operations

      The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are consistent with internal management reporting. The Company evaluates performance based operating profit (loss). The accounting policies of these segments are the same as those described in the summary of significant accounting policies (Note 1).

      The Company has two operating segments: the Professional Security Group (“PSG”) and the Diversified Sales Group (“DSG”).

PSG

      The PSG segment consists primarily of the Company’s access control sales in the United States to professional security dealers, installers and certain large-end users of professional security products.

      The domestic access control business is supplemented by a growing international integration and distribution business based in Switzerland. The product range for the international unit is the same as the one for the U.S., and the Company had revenues of approximately $1.8 million outside of the United States.

      One of PSG’s customers, a prime contractor of U.S. federal government projects, accounted for approximately 10% of total PSG segment sales in 2002, 14% in 2001 and 8% in 2000. Loss of this customer would not necessarily have a material adverse effect on PSG’s operations within the next year.

DSG

      DSG includes four components; the consumer/do-it-yourself business, the industrial video business, the alarm management business and the mobile video product business.

      The consumer do-it-yourself business, “SecurityandMoreTM,” based in Lewisville, Texas, and includes a call center and Internet site, SecurityandMore.com, which focus on consumer oriented security products.

      The industrial video business, Industrial Visual Source (“IVS”) and Mobile Video Products (“MVP”), caters to the video and security needs of manufacturing facilities, scientific labs, research organizations and mass transit vehicles.

      The alarm management business, ABM Data Systems, Inc. (“ABM”), sells software products to central monitoring stations that are owned by either proprietary organizations such as large university campuses or commercial operators such as surveillance companies.

      One of DSG’s customers accounted for approximately 20% of total sales in 2002; the loss of this customer would have a material adverse effect on DSG’s operations. Another customer accounted for 41% of total sales in 2001 and 44% in 2000.

Corporate

      The corporate functions of human resources, legal, financial, information technologies, accounting, reporting and executive are located in Lewisville, Texas. Also included is a service center that repairs DSG and PSG products, as well as other manufactured products.

	PSG	DSG	Corporate	Total

2002

Total revenue	$20,548	$26,666	$615	$47,829
Intersegment revenue	(3,404)	(12)	(171)	(3,587)

Revenue from external customers	$17,144	$26,654	$444	$44,242

Gross profit	$6,774	$5,655	$18	$12,447
Selling, general and administrative expenses	6,001	2,658	15,034	23,693
Asset and goodwill impairment	-	620	2,718	3,338
Depreciation and amortization expense	317	109	1,915	2,341

Operating profit (loss)	$456	$2,268	$(19,649)	$(16,925)

Total assets	9,975	6,720	32,088	48,783
Capital additions	270	20	806	1,096
2001

Total revenue	$22,536	$44,485	$1,128	$68,149
Intersegment revenue	(6,400)	-	(752)	(7,152)

Revenue from external customers	$16,136	$44,485	$376	$60,997

Gross profit	$5,867	$11,330	$(434)	$16,763
Selling, general and administrative expenses	3,397	3,790	9,274	16,461
Asset and goodwill impairment	-	-	4,466	4,466
Depreciation and amortization expense	201	210	4,083	4,494

Operating profit (loss)	$2,269	$7,330	$(18,257)	$(8,658)

Total assets	9,141	9,659	32,089	50,889
Capital additions	32	2	1,163	1,197
2000

Total revenue	$20,789	$62,500	$1,224	$84,513
Intersegment revenue	(5,704)	-	(968)	(6,672)

Revenue from external customers	$15,085	$62,500	$256	$77,841

Gross profit	$6,422	$15,072	$(319)	$21,175
Selling, general and administrative expenses	2,618	6,261	13,280	22,159
Asset and goodwill impairment	-	-	4,228	4,228
Depreciation and amortization expense	70	327	4,785	5,182

Operating profit (loss)	$3,734	$8,484	$(22,612)	$(10,394)

Total assets	11,811	16,362	51,545	79,718
Capital additions	2,722	(89)	1,235	3,868

      A reconciliation of total assets per segment to the consolidated balance sheet is as follows:

	December 31,

	2002	2001

PSG	$9,975	$9,141
DSG	6,720	9,659
Corporate	32,088	32,089
Discontinued Operations	1,833	71,428

	$50,616	$122,317

      Geographic information (in thousands):

	Years ended December 31,

	2002	2001	2000

Sales:
United States	$43,093	$59,047	$75,972
Switzerland	1,149	1,950	1,869

	$44,242	$60,997	$77,841

Note 14: Unaudited Quarterly Operating Results

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002:
Net sales	$9,771	$11,861	$11,089	$11,521
Gross profit	2,902	3,303	3,451	2,791
Net loss	(27,341)	(2,993)	(1,636)	(23,463)
Net loss per share, basic:	$(1.95)	$(0.21)	$(0.12)	$(1.67)

Net loss per share, diluted:	$(1.95)	$(0.21)	$(0.12)	$(1.67)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2001:
Net sales	$15,759	$15,388	$16,161	$13,689
Gross profit	4,049	4,643	4,320	3,751
Net income (loss)	6,614	(889)	(424)	(6,762)
Net income (loss) per share, basic:	$0.56	$(0.08)	$(0.04)	$(0.56)

Net income (loss) per share, diluted:	$0.54	$(0.08)	$(0.04)	$(0.56)

Note 15: Sale of the Industrial Furnace Camera Business

      On July 27, 2001, the Company sold its industrial furnace camera business to Diamond Power International, Inc. for cash consideration of $2.6 million. The assets sold consist primarily of accounts receivable, inventories, fixed assets, patents, trademarks and other intangibles. The transaction resulted in a gain of $1.3 million. The industrial furnace camera business was located in Carroll, Ohio and supplied specialized camera monitoring equipment used in furnace and related industrial applications.

Note 16: Major Customers and Suppliers

      One of the Company’s customers, a prime contractor of U.S. federal government projects, accounted for approximately 10% of total PSG segment sales in 2002, 14% in 2001 and 8% in 2000. Loss of this customer would not necessarily have a material adverse effect on PSG’s operations within the next year.

      Another major customer, a major national retailer, accounted for approximately 20% of total DSG segment sales in 2002. Loss of this customer would have a material adverse effect on DSG’s operations. In 2001 and 2000, Sam’s Club accounted for approximately 41% and 44%, respectively, of the total DSG segment sales. In October 2001, Sam’s Club discontinued carrying a substantial portion of this segment’s products.

      Hitron, Inc. and Sony were the Company’s major suppliers for electronic video products during 2002, 2001 and 2000. Ameritron Inc. was the Company’s largest supplier of access control equipment in 2002 and 2001. Loss of any one of these suppliers could result in short-term supply problems and a possible loss in sales.

Note 17: Fair Value of Financial Instruments

      The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgement is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market adjustment.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value. Cash, cash equivalents, accounts receivable, accounts payable and financing obligation are carried at cost, which approximates their fair value based on the short maturities of these instruments and the variable rates on the line of credit. The Company’s financing obligation of $6.6 million approximates its fair value as the transaction was completed in December 2001.

      The Company used an interest rate swap arrangement to manage exposure to interest rate fluctuations on its outstanding debt. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense in the period incurred or earned. The fair value of the interest rate swap at December 31, 2002 is approximately negative $239,000 and is included in other current liabilities on the balance sheet.

Note 18: Restructuring Costs

      During the fourth quarter of 2000, the Company, in conjunction with changes in key management personnel, made several changes in its strategic plan, which resulted in significant expenses. Additionally, based on this new strategic direction, certain assets were assessed for impairment. These charges impacted both continuing operations (see below) and discontinued operations (see Note 2). The charges to continuing operations in 2000 related to these items are summarized as follows (in thousands):

Inventory writedowns	$1,314
Severance	428
Software development costs	1,330
Impairment of internal use software	2,898

$5,970

          Inventory Write Downs

      Inventory write downs in the U.S. are related to discontinued product lines and returned inventory the refurbishment of which has been deemed to be uneconomical by the Company’s management. Inventories related to discontinued product lines were either scrapped or sold during 2001. The returned inventory deemed uneconomical to repair was selected for scrap disposition based upon a directive put into place by executive management changes during the third and fourth quarter of 2000. This returned inventory was the result of defective products that were repaired and carried as refurbished inventory, and specific sales efforts were focused on recovering the value of the inventory. However, in the fourth quarter of 2000, the Company concluded that it was no longer economic to attempt to resell the refurbished inventory.

          Severance

      In 2000, the Company determined certain U.S. positions would no longer be necessary. As a result, severance compensation was accrued in the fourth quarter of 2000 for 33 employees.

          Software Development Costs

      The Company evaluated products under development during the fourth quarter of 2000. Based on this review, capitalized software development costs were written off relating to product designs that were abandoned and did not correspond with future product objectives.

          Impairment of Internal Use Software

      As a result of the outsourcing of certain manufacturing operations in 2000, it was determined that internal use software costs related to those operations was impaired.

          Summary

      Details of the charges are as follows (in thousands):

			Amount	Accrued at	Amount	Accrued at
	2000	Non-cash	paid in	December 31,	paid in	December 31,
	Charge	portion	cash	2000	cash	2001

Asset impairments	$4,228	$(4,228)	$-	$-	$-	$-
Inventory charges	1,314	(1,314)	-	-	-	-
Employee severance and termination benefits	428	-	(255)	173	(173)	-

	$5,970	$(5,542)	$(255)	$173	$(173)	$-

      Also, there were other charges in the fourth quarter of 2000 for bad debt provisions, other asset write-downs and sales of investments totaling $3.8 million.

      The losses have been allocated to the 2000 statement of operations as follows (in thousands):

Cost of sales	$1,314
General and administrative	2,994
Asset impairment charges	4,228
Loss of sale of investments	637
Other expenses	600

$9,773

      During the third quarter of 2000, the Company incurred charges of $1,286,000 related to the separation of three former executives, severance obligations related to the outsourcing of manufacturing operations in California and costs associated with the proxy contest with Detection Systems, Inc. (“DETC”). A detail of these charges is as follows (in thousands):

		Amount	Accrued at	Amount		Accrued at
	2000	paid in	December 31,	paid in	2001	December 31,
	Charge	cash	2000	cash	Credit	2001

Severance	$584	$(220)	$364	$(317)	$(47)	$-
California outsourcing	84	(78)	6	(6)	-	-
DETC proxy contest	618	(618)	-	-	-	-

	$1,286	$(916)	$370	$(323)	$(47)	$-

      During 2001, $47,000 of amounts accrued at December 31, 2000 were credited to selling, general and administrative expense due to favorable settlement.

Note 19: Investment in Detection Systems, Inc.

      In January 2001, Company tendered its 21% interest in Detection Systems, Inc. for $24.0 million, which represented a price of $18 per share. The total gain on sale of this investment was $7.7 million, net of $0.8 million in commissions to Mr. Broady, the Company’s former Chairman and CEO and goodwill of $1.5 million. The Company accounted for its investment in Detection Systems, Inc. under the equity method and the Company’s share of earnings was included in income in 2000.

Note 20: Subsequent Events

Stock Repurchase

      On March 12, 2003, the Board of Directors approved a plan to repurchase 200,000 shares of the Company’s Common Stock. The Company believes that its shares are currently undervalued. The Company has repurchased 6,100 shares for approximately $6,100 under the repurchase plan.

Report of Independent Certified Public Accountants on Schedule

Board of Directors and Stockholders

American Building Control, Inc. (formerly known as Ultrak, Inc.)

      In connection with our audit of the consolidated financial statements of American Building Control, Inc. (formerly known as Ultrak, Inc.) and Subsidiaries referred to in our report dated March 28, 2003, which is included in Part IV of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas

March 28, 2003

Schedule II

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands, except share data)

	Balance at		Charged to			Balance at
	Beginning	Charged to	other			End of
	of Period	Operations	Accounts	Deductions		Period

Allowance for doubtful trade accounts:
Years ended December 31, 2002	$282	$120	$-	$-		$402
Years ended December 31, 2001	1,864	4	-	(1,586	)(1)	282
Years ended December 31, 2000	687	1,257	-	(80	)(1)	1,864

(1)	Balances written off.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors

Name	Term of Office	Director Since	Age

Bryan C.W. Tate	2003-2004	2001	58
Lance R. Borvansky	2003-2004	2003	35
Ronald F. Harnisch	2003-2004	2003	60
Carlo R. Loi	2003-2004	2003	64
John C. Macaulay	2003-2004	2003	59
Ned N. Mansour	2003-2004	2003	54

      Bryan C.W. Tate has served as Chief Executive Officer (“CEO”) of the Company since January 2003 and has served as a director of the Company since October 2001. Mr. Tate was elected Chairman of the Board in February 2003. Since 1983 Mr. Tate has been the Chairman, Chief Executive Officer and majority shareholder of Digitel Corporation, a privately-held Atlanta, Georgia based telecommunications company. Mr. Tate received his B.S. in Industrial Technology from Ohio University and did some postgraduate work in engineering management at the University of Dayton.

      Lance R. Borvansky has served as a director of the Company since January 2003. A U.S. citizen currently living in Italy, Mr. Borvansky is an independent consultant in the areas of risk management, banking and venture capital. He received his B.S. in Electrical Engineering and his M.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

      Ronald F. Harnisch has served as a director of the Company since January 2003. Mr. Harnisch is an attorney in New York City. He currently is of counsel to the law firm Mintz & Gold LLP where he chairs the governmental affairs practice. He is active in international affairs and serves as one of the Trustees of the Friends of Irish Labour in America (FILA). Mr. Harnisch is a graduate of The City College of New York and St. John’s University School of Law. Mr. Harnisch previously served as a director of the Company from October 2001 until April 2002.

      Carlo R. Loi has served as a director of the Company since January 2003. Mr. Loi, a resident of Milan, Italy, was an executive with a number of multinational companies, including Hewlett Packard and General Electric. Mr. Loi has a Master’s degree in Electrical Engineering from the University of Padua and a Master of Business Administration (“MBA”) degree from New York University. He has served as chairman of several corporate boards in Europe.

      John C. Macaulay has served as a director of the Company since March 2003. Mr. Macaulay, a resident of Dallas, Texas, has served as a senior financial executive for several companies, including Teen Mania Ministries, Pillowtex, Overhead Door Corporation and Dresser Industries. Mr. Macaulay received his B.A. in biology and chemistry from St. Olaf College in Northfield, Minnesota and his Master of Business Administration from the J.L. Kellogg Graduate School of Management, Northwestern University, in Evanston, Illinois. He recently served as a member of the Board of Regents of the Institute of Certified Management Accountants.

      Ned N. Mansour, has served as a director of the Company since April 2003. Mr. Mansour, a resident of Palos Verdes Peninsula, California, has served in several senior level positions at Mattel, Inc., a publicly-held consumer products company, including President-Corporate Operations; President-Mattel USA; Executive Vice President; Chief Administrative Officer; Senior Vice President; General Counsel and Corporate Secretary. Mr. Mansour received his B.A. in finance from the University of Southern California and his J.D. from the University of San Diego School of Law. He is currently a member of the board of directors of the Ryland Group, Inc., a homebuilding and mortgage financing company, and has served as a director of several corporate and non-profit boards, including Mattel, Inc.

          Officers

Name	Office	Officer Since	Age

Bryan C.W. Tate	Chairman of the Board and Chief Executive Officer	2003	58
Chris T. Sharng	Senior Vice President, Chief Financial Officer and Secretary	2000	39
Karen S. Austin	Senior Vice President and General Counsel	2002	50

      See “Directors” under Item 10 for information concerning Mr. Tate.

      Chris T. Sharng joined the Company in October 2000 as Senior Vice President and Chief Financial Officer. From March 1989 to July 2000, Mr. Sharng was employed by Mattel, Inc., a publicly-held consumer products company, in various capacities and he served as Mattel’s Vice President of International Finance and Planning from 1996 to July 2000. Mr. Sharng received his Master of Business Administration from Columbia Business School in New York City and his Bachelor degree from National Taiwan University.

      Karen S. Austin joined the Company in July 2001 as Vice President and General Counsel. Ms. Austin was promoted to Senior Vice President and General Counsel in July 2002. From February 1991 until February 2001, Overhead Door Corporation employed Ms. Austin as Assistant General Counsel. Ms. Austin received her B.S. in Business from Indiana University in Bloomington, Indiana and her Doctor of Law degree from The University of Chicago in Chicago, Illinois.

Management and Board of Directors Changes

      During 2002, George Broady served as the Company’s CEO (“CEO”) until April 2002. From April 2002 to August 2002, Mr. Broady and Niklaus Zenger served as Joint-CEO. Mr. Zenger served as sole CEO until January 20, 2003, when he resigned as CEO. On the same date, Bryan C.W. Tate was elected by the Board to serve as the Company’s new CEO. Peter D. Beare resigned as President and Chief Operating Officer of the Company and as a director in May 2002. Wendy S. Diddell, formerly Senior Vice President-Sales, received but declined an offer from Honeywell and resigned as of December 31, 2002. Mr. Rufus Bond Gunning, the Company’s Chief Operating Officer during a portion of 2002, ended his services in November 2002.

      Vince Broady resigned as director in early 2002. Mr. Beare resigned as a director in April 2002 and Mr. Broady resigned as a director in August 2002. Ronald Harnisch and Alastair J. A. B. Gunning served as directors in 2002. Mr. Harnisch resigned in June 2002. Mr. Gunning resigned in August 2002. Michael Morris and Gerard Codeluppi were elected to serve as directors in March 2002. Oliver Stahel was elected to serve as a director in August 2002.

      At the end of January 2003, Messrs. Oliver Stahel, Gerard Codeluppi and Michael Morris resigned from the Board. Between January and April of 2003, Messrs. Lance Borvansky, Carlo Loi, Ronald Harnisch, John Macaulay and Ned Mansour were elected to the Board. On February 6, 2003, Mr. Zenger resigned as the Chairman of the Board and Mr. Bryan C.W. Tate was elected Chairman. Subsequently, Mr. Zenger resigned from the Board on March 8, 2003.

Corporate Governance

      The Company is dedicated to complying with the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”). The Board is composed of a majority of independent directors. The Company has adopted a code of ethics for its principal executive and financial officers, and the Audit Committee Charter was revised to incorporate the additional control measures in the Sarbanes-Oxley Act. The code of ethics is filed with the SEC as an exhibit to this document. A Disclosure Review Committee composed of management was formulated, guided by an internal Disclosure Review Charter to insure proper disclosure and improve internal control. The CEO and the Chief Financial Officer (“CFO”) personally certify the Company’s financial statements and public filings, and the internal authorization policy has been significantly modified to ensure effective disclosure controls and procedures.

      The Audit Committee is chaired by John Macaulay, who is also the designated “audit committee financial expert”. Mr. Macaulay is joined on the Audit Committee by Carlo Loi and Lance Borvansky. The Compensation Committee consists of Ronald Harnisch, Carlo Loi, with Mr. Harnisch serving as Chairman. Messrs. Macaulay, Loi, Borvansky and Harnisch are all independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires the Company’s officers and directors and 10% holders of Common Stock or securities convertible into Common Stock, to file with the SEC reports of ownership and reports of changes in ownership in Common Stock. Such officers, directors and 10% holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company and written representations that no other forms were required during the 2002 fiscal year, the Company believes that all Section 16(a) filing requirements were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officers Summary Compensation Table

      The following summary sets forth all annual and long-term compensation paid or accrued to the Company’s executive officers (the “Executive Officers”) earning in excess of $100,000 during 2002 for services rendered to the Company during the fiscal years ended December 31, 2002, 2001 and 2000. Mr. Tate’s compensation is not reported in the table because he did not become an Executive Officer until January 2003.

						Long Term
						Compensation
		Annual Compensation
						Stock	All Other
Name and Principal Position	Year	Salary		Bonus		Options	Compensation

George K. Broady	2002	$385,632		$15,189		475,000	$24,546	(2)
Former Chief Executive Officer							$5,000	(3)
And Co-Chairman of the Board(1)	2001	$385,632		$770,019	(4)	138,851	$16,000	(5)
							$3,174	(3)
	2000	$385,632		$0		132,000	$3,174	(3)
Niklaus F. Zenger	2002	$359,443	(7)	$81,880		-	$854,000	(8)
Former Chief Executive Officer							$51,387	(9)
and Chairman of the Board(6)	2001	N/A		N/A		N/A	N/A
	2000	N/A		N/A		N/A	N/A
Chris T. Sharng	2002	$192,000		$314,596		275,000	$5,520	(10)
Senior Vice President,							$5,903	(3)
Chief Financial Officer and Secretary	2001	$175,000		$36,007		0	$66,954	(11)
							$2,585	(3)
	2000	$40,385		$0		0	$0
Karen S. Austin	2002	$151,223		$86,650		25,000	$5,520	(10)
Senior Vice President and							$3,733	(3)
General Counsel	2001	$60,000	(12)	$2,307		5,000	$0
	2000	N/A		N/A		N/A	N/A
Peter D. Beare	2002	$127,959	(14)	$22,500		-	$310,000	(15)
Former President and Chief							$1,840	(10)
Operations Officer(13)	2001	$237,287	(16)	$65,311		250,000	$10,591	(17)
							$27,417	(18)
	2000	$101,444	(19)	$0		62,000	$2,252	(17)
							$6,297	(18)
Wendy S. Diddell	2002	$183,000		$44,188		-	$5,520	(10)
Former Senior Vice President -							$5,116	(3)
Sales(20)	2001	$177,000		$62,271		50,000	$3,967	(3)
	2000	$164,981		$71,250		35,000	$3,974	(3)
							$10,620	(21)

(1)	Mr. Broady resigned as Chairman of the Board on April 25, 2002, and resigned as Joint-CEO and as a director of the Company on August 6, 2002. Mr. Broady’s employment with the Company terminated on December 31, 2002.
(2)	Represents the fair market value of certain office furniture retained by Mr. Broady upon his resignation.
(3)	Represents contribution by the Company to the Company’s 401(k) Plan on behalf of employee.
(4)	Represents bonus paid to Mr. Broady upon the sale of the Company’s ownership in Detection Systems, Inc.

(5)	Represents reimbursement of legal fees of Mr. Broady by the Company.
(6)	Mr. Zenger resigned as CEO on January 20, 2003 and as Chairman of the Board on February 5, 2003.
(7)	Represents base salary paid by the Company to Mr. Zenger for the period from May 2002 to December 2002.
(8)	Represents severance payment payable by the Company to Mr. Zenger upon his resignation. Of the total $854,000 severance payment, $245,000 was withheld by the Company pending a contemplated purchase by Mr. Zenger from the Company of certain source code software. See Note 12: Related Party Transactions.
(9)	Represents social charges under Swiss law paid by the Company to Mr. Zenger.

(10)	Represents amount paid by the Company to employee for the use of an automobile.
(11)	Represents taxable amount paid by the Company for the relocation of Mr. Sharng.
(12)	Represents base salary paid by the Company to Ms. Austin for the period from July 2001 to December 31, 2001.
(13)	Mr. Beare resigned as President and Chief Operating Officer of the Company in May 2002.
(14)	Represents base salary paid by the Company to Mr. Beare for the period from January 1, 2002 to April 18, 2002.
(15)	Represents severance payment by the Company to Mr. Beare upon his resignation.
(16)	Mr. Beare’s annualized base salary was $225,000 from January 1, 2001 to September 30, 2001 and $310,000 from October 1, 2001 to December 31, 2001. The $237,297 includes $9,628 in back pay due to a salary increase in 2000.
(17)	Amount paid for Mr. Beare’s use of an automobile in the U.S.

(18)	Amount paid for Mr. Beare’s U.S. related housing expense.

(19)	Represents base salary paid by the Company to Mr. Beare for the period from May 8, 2000 to December 31, 2000.
(20)	Ms. Diddell resigned as Senior Vice President-Sales of the Company on December 31, 2002.
(21)	Represents the value realized due to the exercise of stock options.

Option Grants in the Last Fiscal Year

      The table below shows information on grants of stock options to the Executive Officers under the 1998 Plan and the 2002 Plan during the fiscal year ended December 31, 2002. These grants are reflected in the Executive Officers Summary Compensation Table. There were no grants during the fiscal year under the 1997 Plan. Mr. Tate was not an Executive Officer in 2002.

						Potential Realized Value
						at Assumed Rates of Stock
	Number of	% of Total				for Price Appreciation
	Securities	Granted to	Exercise	Price on		for Option Term
	Underlying	Employees in	Price	Date of	Expiration
Name	Options Granted	Fiscal Year(a)	($/Share)	Grant	Date	5%	10%

George K. Broady(1)	475,000	54.8%	$1.42	$1.42	1/30/2003	$—	$—
Chris T. Sharng(2)	75,000	8.7%	$1.49	$1.49	01/13/2012	$61,727.28	$164,483.57
Chris T. Sharng(3)	200,000	23.1%	$1.10	$1.10	07/11/2012	$242,606.07	$516,622.86
Karen S. Austin(4)	25,000	2.9%	$1.10	$1.10	07/11/2012	$30,325.76	$64,577.86

(1)	Mr. Broady was granted 475,000 options under the 1988 Plan. Mr. Broady is no longer an employee of the Company.
(2)	These options were part of the tender offer exchange initiated on June 11, 2001. The new options were issued on January 14, 2002 pursuant to the 1988 Plan.
(3)	Mr. Sharng was granted 200,000 options under the 2002 Plan.
(4)	Ms. Austin was granted 25,000 under the 2002 Plan.

Executive Officers Options, Exercises and Holdings Table

      The Company does not utilize stock appreciation rights (“SARs”). The unexercised options owned by the Executive Officers as of December 31, 2002 are presented below. Mr. Tate was not an Executive Officer in 2002 and had no options as of the date of this report.

Value of Unexercised
			Number of Securities	In-The-Money
	Shares		Underlying Unexercised	Options/SARS as at
	Acquired	Value	Options/SARS as at	12/31/02
	on	Realized	12/31/02 Exercisable/	Exercisable/
Name	Exercise#	($)	Unexercisable(1)	Unexercisable(2)

George K. Broady	-	-	475,000/475,000(3)	$0/$0
Niklaus F. Zenger	-	-	0/0	$0/$0
Chris T. Sharng	-	-	275,000/275,000(4)	$34,000/$0
Karen S. Austin	-	-	30,000/30,000(5)	$4,250/$0
Peter D. Beare	-	-	0/0	$0/$0
Wendy S. Diddell	-	-	85,000/85,000(6)	$4,500/$0

(1)	All options granted prior to December 20, 2002 vested at the closing of the Honeywell Asset Sale.
(2)	Based on the fair market value of the option shares at fiscal year end ($1.27 per share based on the closing price of the Common Stock on the NASDAQ National Market on December 31, 2002) less the exercise price. If the closing price is less than the exercise price, then the value of the unexercised options equals zero.
(3)	Although 475,000 of such options expired on January 30, 2003, Mr. Broady sent a notice of exercise covering all 475,000 options to the Company prior to January 30, 2003. The exercise price, however, has not yet been paid and, consequently, the 475,000 shares of Common Stock covered by such options have not yet been issued.
(4)	Mr. Sharng was granted 75,000 options in January 2002 under the 1988 Plan and 200,000 options under the 2002 Plan.
(5)	Ms. Austin was granted 5,000 options in July 2001 under the 1988 Plan and 25,000 options under the 2002 Plan.
(6)	The right to exercise these options expired on January 30, 2003.

          Compensation of Directors

      During 2002, the non-employee members of the Board were paid a flat fee of $16,000 annually. In October 2002, Niklaus Zenger, the then CEO and Chairman of the Board, authorized a special compensation program to pay non-executive directors $1,000 per day (the “Special Fee”) for any special engagement above and beyond the regular duty of a Board member. The Special Fee program was terminated upon the enactment of the Sarbanes-Oxley Act.

      In December 2002, Mr. Zenger, while still acting as CEO and Chairman of the Board and in his capacity as the sole member of a special Board Committee, increased the compensation of the non-employee Board members from $16,000 to $40,000 a year.

          Employment Contracts, Termination of Employment Contracts and Change-in-Control Arrangements

      Apart from Messrs. Broady and Zenger, the Executive Officers have had written employment agreements (collectively, the “Employment Agreements”). The Executive Officers have had written Employment Agreements with the Company with varying terms and provisions which provide for a one-year term but automatically extend for one-year periods unless otherwise terminated upon 60 days notice prior to the end of each one-year term. The Board may, in its discretion, decide to compensate the Executive Officers at higher rates than those stipulated in the Employment Agreements, and has periodically elected to do so. The Employment Agreements also provide that the Executive Officers are to be reimbursed for reasonable expenses incurred in connection with the Company’s business. The Employment Agreements further provide for standard paid vacations, other health and accident coverage and insurance benefits.

      The Employment Agreements provide for severance benefits to the Executive Officers under certain circumstances. The terms “change of control,” “cause”, and “disability” are used in the following description as defined in the Employment Agreements. The Employment Agreements terminate upon the death or disability of the employee. Under the Employment Agreements, if the Company terminates the employment of the Executive Officer without cause, then the Company will continue to pay each Executive Officer compensation and benefits for 18 months after the date of termination. The Company may terminate each of the Executive Officers for “cause” if the employee commits a material breach of the Employment Agreement or any written policies or procedures of the Company, commits any felony, willfully engages in acts that the employee knew or should have known would cause material harm to Company property, goodwill or existing business interests, engages in any violation of any civil law, or fails to substantially perform such employee’s duties. Under the Employment Agreements, if the Company terminates the employment of the Executive Officer for cause, then the Executive Officer will not be entitled to severance benefits. Additionally, if the Executive Officer is terminated by the Company for cause, all benefits, including all unexercised and unvested stock options previously granted to the Executive Officer, are cancelled and rendered null and void.

      The Employment Agreements provide that the Executive Officers will not, for a period of one year after termination, work for a competing business, solicit former customers, solicit employees of the Company to terminate employment or disclose confidential or proprietary business information, including but not limited to customer/supplier lists and related information.

      In the event that a “change of control” occurs with respect to the Company, and employment is terminated by the Company or by the Executive Officer, the Executive Officer will be entitled to receive compensation and benefits for the designated period of 18 months from the date of termination and all unexercised and unvested options become exercisable immediately for the full amount of the optioned shares. In exchange for three annual payments in total equal to nine months of base salaries, or half of the contracted change of control amount, Mr. Sharng and Ms. Austin executed one page Release Agreements in December 2002 terminating their rights to change of control payments as a result of Honeywell Asset Sale.

      Niklaus F. Zenger. Mr. Zenger was elected as Joint-CEO of the Company in April 2002. Mr. Zenger did not have an employment agreement. The Compensation Committee determined that Mr. Zenger’s compensation would be substantially identical to that of Mr. Broady who was Joint-CEO of the Company. Mr. Zenger became sole CEO in August 2002 upon the resignation of Mr. Broady, and Mr. Zenger’s base salary was $385,000. Mr. Zenger resigned as CEO on January 20, 2003. In May 2002, the Compensation Committee approved the terms of a severance agreement for Mr. Zenger (the “Zenger Severance Agreement”) which provided, among other things, that upon Mr. Zenger’s resignation, Mr. Zenger would be entitled to receive monthly severance compensation equivalent to one-twelfth of his most recent annual base salary for a period of 24 months. The Zenger Severance Agreement was not executed. In December 2002, the Board approved a one-time severance payment of $854,000, $609,000 of which was remitted to Mr. Zenger at month end December 2002. The remainder, $245,000, was withheld by the Company pending a contemplated purchase by Mr. Zenger of certain source code software (the “Swissource Software”) that he purchased from Swissource AG, a Swiss software firm (“Swissource”), on behalf of the Company. As of March 31, 2003, the sale of the Swissource Software was not consummated, and only $609,000 of the severance payment has been remitted by the Company to Mr. Zenger.

      George K. Broady. Mr. Broady was elected as Joint-CEO of the Company in April 2002. Mr. Broady was CEO of the Company from March 1991 to April 2002. Mr. Broady resigned as Joint-CEO in August 2002 and became Advisor to the CEO until his employment with the Company terminated on December 31, 2002. Mr. Broady did not have an employment agreement. Mr. Broady’s base salary of $385,632 in 2002 remained unchanged from 2001.

      Peter D. Beare. Mr. Beare, the previous President and Chief Operating Officer of the Company, resigned in May 2002 and received a cash severance payment of $310,000, which was equal to six months of his base salary and an additional six (6) months of his base salary, payable bi-weekly over six months. In addition, Mr. Beare’s severance agreement provided Mr. Beare with medical insurance until October 31, 2002.

      Wendy S. Diddell. Ms. Diddell’s employment with the Company terminated on December 31, 2002. Ms. Diddell previously served as the Company’s Senior Vice President-Sales. Pursuant to Ms. Diddell’s employment agreement, Ms. Diddell is entitled to receive severance equal to 18 months of her base salary of $183,000, payable bi-weekly. Ms. Diddell is also entitled to continuation of her insurance benefits for the 18-month severance period.

      Chris T. Sharng. Mr. Sharng and the Company executed an employment agreement on December 22, 2001 (the “Sharng Employment Agreement”), which renewed for a one-year term on January 1, 2003. Pursuant to the Sharng Employment Agreement, Mr. Sharng is entitled to receive an annual base salary of $192,000. The Sharng Employment Agreement provides that Mr. Sharng will be paid a performance bonus of at least $76,800 or 40% of his then current annual base salary, provided Mr. Sharng does not terminate his employment with the Company prior to the filing of the Company’s Annual Report on Form 10-K. In addition, Mr. Sharng received a special bonus related to the Honeywell Asset Sale and a retention bonus.

      Karen S. Austin. Ms. Austin and the Company executed a new employment agreement in July 2002 (the “Austin Employment Agreement”). Pursuant to the Austin Employment Agreement, Ms. Austin is entitled to receive an annual base salary of $170,000. In addition, Ms. Austin received a special bonus related to the Honeywell Asset Sale.

          Board Compensation Committee Report on Executive Compensation

                    Background and Composition

      From January 2002 to June 2002, the Compensation Committee was composed of Bryan C. W. Tate, Ronald F. Harnisch and Alastair J. A. B. Gunning, with Mr. Gunning serving as Chairman until August 2002.

Mr. Harnisch was replaced by Gerard Codeluppi as a committee member in June 2002, and Mr. Gunning was replaced by Oliver Stahel as a committee member in August 2002. Mr. Stahel served as Chairman from August 2002 until December 31, 2002. On March 12, 2003, Ronald F. Harnisch and Carlo R. Loi were elected to the Compensation Committee, with Mr. Harnisch serving as Chairman.

      The Compensation Committee is responsible for determining the nature and amount of compensation for the Executive Officers of the Company, and for granting stock options under the Company’s option plans. The Compensation Committee met nine times in 2002. The Compensation Committee acted by written consent on five occasions during 2002.

      All directors who served on the Compensation Committee during the fiscal year ended December 31, 2002 were non-employee directors. There were no “Compensation Committee interlocks” during the 2002 fiscal year. The Compensation Committee has furnished the following report on the Executive Officer compensation program. The report describes the compensation policies applicable to the Executive Officers.

                    Report on Compensation

      The Company applies a consistent performance-based approach to the compensation of the Executive Officers. The compensation of the Executive Officers consists of two components: (i) base salary and benefits, and (ii) management bonus. The Compensation Committee’s objective is to attract and retain, and to motivate the Executive Officers to achieve strategic and financial objectives. The compensation of the Executive Officers is determined primarily on performance-based, objective criteria. The Compensation Committee encourages ownership of Common Stock by the Executive Officers. The compensation of the Executive Officers is tied to the performance of the Company, in order to align the Executive Officers’ interests more closely with the Company’s stockholders’ interests. The Compensation Committee utilizes a discretionary component to reward individual achievement.

      The Compensation Committee believes that the Executive Officers significantly and directly influence the Company’s overall performance. Accordingly, the Compensation Committee uses base salary, benefits and annual incentives to retain and motivate them. The Compensation Committee evaluates the compensation of the Executive Officers on their performance as well as the performance of the Company.

      The Compensation Committee reviewed the incentive compensation packages of the Executive Officers in late 2002. The Compensation Committee also reviewed the performance of the Executive Officers and the Company during 2002. The Compensation Committee considered the Company’s financial performance, successful completion of strategic objectives and expense control during 2002. The Compensation Committee agreed with Mr. Zenger’s recommendation to increase the base salary of Ms. Karen Austin as Senior Vice President and General Counsel, for 2002. Ms. Austin’s increase in base salary was made effective as of July 2002.

      The Compensation Committee awarded incentive compensation to George K. Broady, as the previous CEO of the Company, in the form of 475,000 stock options in January 2002 pursuant to the 1988 Plan. The Compensation Committee awarded retention compensation to Ms. Austin and Chris Sharng, as Chief Financial Officer, in the form of a grant of options to purchase shares of Common Stock pursuant to the 2002 Plan in July 2002. Ms. Austin was granted 25,000 incentive stock options, and Mr. Sharng was granted 200,000 incentive stock options, with such options to vest evenly each quarter over two (2) years.

      Niklaus Zenger became an Executive Officer in April 2002, when he was elected to serve as Joint-CEO of the Company with Mr. Broady. Mr. Zenger became sole CEO in August 2002. Mr. Zenger received bonuses totaling $81,800 in 2002. See Note 12: Related Party Transactions.

      Pursuant to the Sharng Employment Agreement, Mr. Sharng received a $20,617 retention bonus in January 2002. The Sharng Employment Agreement also provides that Mr. Sharng will be paid a performance bonus of $76,800 subsequent to the filing of the Company’s Form 10-K for the year ended December 31, 2002 with the SEC.

      In December 2002, in recognition of special effort in ensuring the successful completion of the Honeywell Asset Sale, the Board awarded bonuses of $200,000 to Mr. Sharng, $50,000 to Ms. Austin and $65,000 to other key employees. A portion of the award, $25,000 of Mr. Sharng’s and $25,000 of Ms. Austin’s is deferred until December 31, 2003. Should Mr. Sharng or Ms. Austin resign from the Company or be terminated for cause, payment of the deferred amounts will not be received.

      In addition, the Company awarded special retention bonuses of $192,000 to Mr. Sharng. Mr. Sharng received and declined an offer to join Honeywell. Of these amounts, $96,000 of Mr. Sharng’s award is deferred until December 31, 2003, and $96,000 of is deferred until December 31, 2004. Should Mr. Sharng resign from the Company or be terminated for cause, they would not receive the additional payments.

          Compensation Policy Regarding Deductibility

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to each of the Company’s five most highly paid Executive Officers. Certain performance-based compensation that has been approved by the Company’s stockholders is not subject to the deduction limit. It is the Company’s intent to use reasonable efforts to cause awards under the Company’s compensation programs that could exceed the $1,000,000 limit to constitute performance-based compensation that are not subject to Section 162(m) of the Code. Although it is the Company’s policy to make reasonable efforts to cause executive compensation to be eligible for deductibility under Section 162(m) of the Code, in order to maintain flexibility in compensating Executive Officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible.

      The Compensation Committee believes that the Company’s executive compensation policies and plans described above provide a program that aligns the interests of the Company, its Executive Officers, and the Company’s stockholders.

COMPENSATION COMMITTEE	Ronald F. Harnisch
Carlo R. Loi

          Stock Performance Graph

      The following chart compares the cumulative total shareholder return on the Common Stock during the five fiscal years ended December 31, 2002 with the cumulative total return on the NASDAQ Stock Market index and NASDAQ Electronic Components Stocks.

      The Company relied upon information provided by the University of Chicago Center for Research in Securities Prices with respect to the peer group stock performance. The Company did not attempt to validate the information supplied to it other than to review it for reasonableness. The comparison assumes $100 was invested on December 31, 1997 in the Common Stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Five-Year Cumulative Total Returns

Performance Graph for
American Building Control, Inc.

Produced on 03/19/2003 including data to 12/31/2002

	12/1997	12/1998	12/1999	12/2000	12/2001	12/2002

American Building Control, Inc.	100.0	80.3	84.4	49.7	15.9	13.8
Nasdaq Stock Market (US Companies)	100.0	141.0	261.5	157.8	125.2	86.5
Nasdaq Electronic Components Stocks SIC 3670 - 3679 US & Foreign	100.0	154.5	287.3	236.1	160.9	86.2

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information concerning the beneficial ownership (as determined pursuant to Rule 13d-3 of the Exchange Act) of Common Stock and Series A Preferred Stock as of March 15, 2003, by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock or the outstanding shares of Series A Preferred Stock current and their address, (ii) each Executive Officer and director, and (iii) all Executive Officers and directors as a group.

	Common Stock(1)		Preferred Stock(1)
Name	Shares	Percentage	Shares	Percentage
Victoria & Eagle Strategic Fund(2)	2,526,981	18.0%	195,351	100%
George K. Broady(3)(4)	1,864,718	13.3%	-	-
Dimensional Fund Advisors, Inc.(5)	839,100	6.0%	-	-
Niklaus F. Zenger(6)(7)	311,579	*	-	-
Bryan C. W. Tate(8)	41,934	*	-	-
Karen S. Austin(9)	30,200	*	-	-
Chris T. Sharng(10)	276,000	*	-	-
Peter D. Beare(11)	-	*	-	-
Wendy S. Diddell(12)	1,000	*	-	-
Lance R. Borvansky	-	*	-	-
Ronald F. Harnisch	-	*	-	-
Carlo R. Loi	-	*	-	-
John C. Macaulay	-	*	-	-
Ned N. Mansour	-	*	-	-
All current Executive Officers and directors as a group (8 persons)(13)	206,750	*	-	-

(*) Less than 1 percent

(1) Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares shown as beneficially owned.

(2) The address for Victoria & Eagle Strategic Fund, a Cayman Islands company (“VESF”), is c/o Victoria & Eagle Asset Management S.A.–via Nassa 33, Lugano, Switzerland. Information regarding VESF in the above table is based on an Amended Schedule 13D jointly filed by VESF, George K. Broady, Vance Campbell, Thomas C. Campbell, George Vincent Broady, Lynne B. Kinney, Cantrell Partners, Ltd. Partnership and The Lynn A. Broady, Brunde E. Broady & John M. Broady Suttmeier Opportunity Trust with the SEC on March 17, 2003 (the “Amended Schedule 13D”) and a Form 4 filed by VESF with the SEC on February 28, 2003. VESF’s beneficial ownership consists of 2,120,000 shares of Common Stock owned by VESF and 406,981 shares of Common Stock issuable upon conversion of the 195,351 shares of Preferred Stock owned by VESF. In the Amended Schedule 13D, VESF reported it had sole voting and dispositive power over all shares of Common Stock beneficially owned by it. In an Amended Schedule 13D filed by VESF in January 2002, it reported that Fabio Conti, Paolo Marmont, Stephen Rumball and Andrea Manzitti were the sole directors and executive officers of VESF and that BIPIELLE Bank (Suisse) S.A. owned 89.13% of VESF’s outstanding stock. The Amended Schedule 13D filed in January 2002 further reported that Messrs. Conti and Marmont were directors of BIPIELLE Bank with Mr. Conti serving as Vice Chairman of BIPIELLE Bank.

(3) Mr. Broady’s address is 751 Canyon Drive, Suite 100, Coppell, Texas 75019. Includes options to purchase an aggregate of 475,000 shares of Common Stock exercisable within 60 days of March 15, 2003 and 200,000 shares of Common Stock that may be acquired upon exercise of outstanding warrants. Although such options expired on January 30, 2003, Mr. Broady sent a notice of exercise covering all of such options to the Company prior to January 30, 2003. The exercise price, however, has not yet been paid, and, consequently, the 475,000 shares of Common Stock covered by such options have not yet been issued.

(4) Mr. Broady resigned as Co-Chairman of the Board on April 25, 2002, and resigned as Joint-CEO and as a director of the Company on August 6, 2002. Mr. Broady’s employment with the Company terminated on December 31, 2002.

(5) The address for Dimensional Fund Advisors, Inc. (“DFAI”) is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. All information regarding DFAI is based on an Amended Schedule 13G filed by DFAI with the SEC in February 2003.

(6) Mr. Zenger’s address is Thurgauerstrasse 40, Zurich 8011 Switzerland. Mr. Zenger’s beneficial ownership consists of 17,700 shares of Common Stock owned by Mr. Zenger and 293,879 shares of Common Stock Mr. Zenger is entitled to purchase from the Company. Mr. Zenger’s beneficial ownership does not include the 200,000 shares of Common Stock beneficially owned by his spouse. Mr. Zenger previously had the rights to vote all of such shares owned by his spouse, but such voting rights have expired. The Company and Mr. Zenger have discussed terminating the outstanding option for Mr. Zenger to purchase the 293,879 shares of Common Stock. Mr. Zenger’s beneficial ownership is based on information known to the Company as of December 31, 2002.

(7) Mr. Zenger resigned as CEO on January 20, 2003, and Chairman of the Board on February 5, 2003. Mr. Zenger resigned as a director of the Company on March 8, 2003.

(8) Includes 34,600 shares held by Digitel Corporation, a corporation of which Mr. Tate is a majority shareholder.

(9) Includes 30,200 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2003.

(10) Includes 276,000 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2003.

(11) Mr. Beare resigned as President and Chief Operating Officer of the Company in May 2002. Mr. Beare’s beneficial ownership is based on information known to the Company as of December 31, 2002.

(12) Ms. Diddell resigned as Senior Vice President-Sales of the Company on December 31, 2002. Ms. Diddell’s beneficial ownership is based on information known to the Company as of December 31, 2002.

(13) Includes options to purchase an aggregate of 164,375 shares exercisable within 60 days of March 15, 2003.

     Messrs. Tate, Borvansky, Harnisch, Loi, Macaulay and Mansour are directors of the Company, and Ms. Austin and Messrs. Tate and Sharng are Executive Officers of the Company.

Equity Compensation Plan Information

      The following table sets forth information about the Common Stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2002, including the 1988 Plan, the 1997 Plan and the 2002 Plan. The 1988 Plan, the 1997 Plan and the 2002 Plan have been approved by the Company’s stockholders.

			Number of securities
			remaining available for
	Number of securities to be	Weight-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,642,541	$6.00	5,956,459
Equity compensation plans not approved by security holders (1)	300,000	$1.61	-
Total	1,943,541	$5.32	5,956,459

(1) Represents 100,000 shares of Common Stock that may be issued pursuant to warrants issued by the Company to Briarwood and 200,000 shares of Common Stock pursuant to warrants issued by the Company to George K. Broady.

The material features of the warrants referenced in footnote (1) above are as follows:

      On December 13, 2001, the Board granted Briarwood, the Company’s landlord, warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.55 per share in connection with the Company’s sale of the Headquarters Facility to Briarwood in a sale-leaseback transaction. These warrants expire ten years from the grant date and were valued at $100,000. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 81%, a risk free interest rate of 4.4%, no dividend yield and an expected life of five years.

      In connection with a personal guarantee given in connection with the sale-leaseback transaction with Briarwood, the Board granted warrants to Mr. Broady authorizing him to purchase 200,000 shares of Common Stock at $1.64 per share. The market price on the date of grant was $1.43. The Company is also obligated to reimburse Mr. Broady for up to $70,000 of payroll and income taxes related to the warrants. These warrants were valued at $130,000 and expire in December 2004. The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 84%, a risk-free interest rate of 3.0%, no dividend yield and an expected life of two years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See Note 12: Related Party Transactions.

ITEM 14. CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this 10-K, an evaluation was carried out under the supervision and with the participation of our management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, the Company’s CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to satisfy the objectives for which they are intended. Subsequent to the date of the management’s evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

      The following financial statements of American Building Control are filed with this report and can be found at Item 8 of this Form 10-K:

Report of the Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for the following schedules found at Item 8 in the Form 10-K:

Report of Independent Certified Public Accountants on Schedule

Schedule II - Valuation and Qualifying Accounts

Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

Dated: April 3, 2003

By:	/s/ Bryan C.W. Tate

Bryan C.W. Tate
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bryan C.W. Tate Bryan C.W. Tate	Chairman of the Board, Chief Executive Officer Principal Executive Officer)	Dated: April 3, 2003

/s/ Chris T. Sharng Chris T. Sharng	Senior Vice-President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: April 3, 2003

/s/ Lance Borvansky Lance Borvansky	Director	Dated: April 3, 2003

/s/ Ronald F. Harnisch Ronald F. Harnisch	Director	Dated: April 3, 2003

/s/ Carlo R. Loi Carlo R. Loi	Director	Dated: April 3, 2003

/s/ John C. Macaulay John C. Macaulay	Director	Dated: April 3, 2003

/s/ Ned N. Mansour Ned N. Mansour	Director	Dated: April 3, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT

TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bryan C.W. Tate, certify that:

      1. I have reviewed this annual report on Form 10-K of American Building Control, Inc. for the period ended December 31, 2002;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ‘Evaluation Date‘); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ BRYAN C.W. TATE

Bryan C.W. Tate
Chief Executive Officer

March 31, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT

TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chris Sharng, certify that:

      1. I have reviewed this annual report on Form 10-K of American Building Control, Inc. for the period ended December 31, 2002;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the ‘Evaluation Date‘); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ CHRIS SHARNG

Chris Sharng
Chief Financial Officer

March 31, 2003

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 1995)
3.2	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on June 25, 2002 (filed as Exhibit A to the Company’s definitive proxy statement for the 2002 annual meeting of stockholders)
3.3	Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on December 20, 2002 (filed as Annex D to the Company’s definitive proxy statement for the December 20, 2002 special meeting of stockholders)
3.4	Certificate of Incorporation of the Company, as amended to December 20, 2002(*)
3.5	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 1995)
3.6	Amendment to By-Laws of the Company, effective June 7, 2002 (filed as Exhibit C to the Company’s definitive proxy statement for the 2002 annual meeting of stockholders)
3.7	By-Laws of the Company, as amended to June 7, 2002(*)
4.1	Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891))
10.1	Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan, as of June 1, 2001 (filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.2	Amendment No. 1 to the Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan effective as of December 4, 2001 (filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.3	Ultrak, Inc. 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1997)(+)
10.4	Ultrak, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s definitive proxy statement for the 2002 annual meeting of stockholders)(+)
10.5	Employment Agreement, effective January 1, 2002, between the Company and Chris Sharng (filed as Exhibit 10.45 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.6	Amendment to Employment Agreement, effective August 25, 2002, between the Company and Chris Sharng(*)(+)
10.7	Release Agreement, dated December 31, 2002, between the Company and Chris Sharng(*)(+)
10.8	Employment Agreement, effective July 1, 2002, between the Company and Karen Austin(*)(+)
10.9	Release Agreement, dated December 31, 2002, between the Company and Karen Austin(*)(+)
10.10	Employment Agreement, effective January 1, 2002, between the Company and Wendy Diddell (filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.11	Employee Agreement, effective January 1, 2001, between the Company and Peter Beare (filed as Exhibit 10.30 to the Company’s Form 10-K for the year ended December 31, 2000)(+)
10.12	Termination Agreement and Release, dated May 3, 2002, between the Company and Peter Beare(*)(+)
10.13	Severance Agreement, dated December 4, 2001, between Ultrak Operating, L.P., the Company, and George K. Broady (filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.14	Contract of Sale between Ultrak Operating, L.P. and Briarwood Capital Corporation, dated December 13, 2001 (filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended December 31, 2001)
10.15	Lease Agreement, dated December 17, 2001, between Ultrak Operating, L.P. and Briarwood Waters Ridge, LP(*)
10.16	Consent to Sublease Agreement and First Amendment to Lease Agreement, dated December 20, 2002, among Ultrak Operating, L.P., Briarwood Waters Ridge LP, and Pittway Corporation.(*)

Exhibit
No.	Description

10.17	Guarantee Reimbursement Agreement, dated December 17, 2001, between the Company and George K. Broady (filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended December 31, 2001)
10.18	Warrant Agreement, dated January 14, 2002, between the Company and George K. Broady (filed as Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001)
10.19	First Amended and Restated Credit Agreement with American National Bank and Trust Company of Chicago (“ANB”) and Harris Trust Savings Bank (“HTSB”), dated May 17, 2000 (filed as Exhibit 10.26 to the Company’s Form 10-Q for the quarter ended June 30, 2000)
10.20	Fourth Amendment and Continuation of Waivers, effective March 1, 2001, to First Amended and Restated Credit Agreement with ANB and HTSB (filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended December 31, 2000)
10.21	Fifth Amendment and Continuation of Waivers, dated March 28, 2001, to First Amended and Restated Credit Agreement with ANB and HTSB (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2000)
10.22	Sixth Amendment, dated April 6, 2001, to First Amended and Restated Credit with ANB and HTSB (filed as Exhibit 10.33 to the Company’s Form 10-Q for the quarter ended March 31, 2001)
10.23	Seventh Amendment and Waiver, dated May 15, 2001, to the First Amended and Restated Credit Agreement with ANB and HTSB (filed as Exhibit 10.34 to the Company’s Form 10-Q for the quarter ended September 30, 2001)
10.24	Eighth Amendment and Waiver, dated February 6, 2001, to the First Amended and Restated Credit Agreement with ANB and HTSB (filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended December 31, 2001)
10.25	Waiver - Minimum Excess Availability, dated July 20, 2001, to the First Amended and Restated Credit Agreement with ANB and HTSB (filed as Exhibit 10.36 to the Company’s Form 10-Q for the quarter ended September 30, 2001)
10.26	Eighth Amendment to Operative Agreements, dated May 30, 2001, between Ultrak Operating, L.P.; Ultrak, Inc.; First Security Bank, National Association; Wells Fargo Bank Texas, National Association and Bank One, N.A. (filed as Exhibit 10.35 to the Company’s Form 10-Q for the quarter ended September 30, 2001)
10.27	Ninth Amendment to Operative Agreements, dated September 27, 2001, between Ultrak Operating, L.P.; Ultrak, Inc.; First Security Bank, National Association; Wells Fargo Bank Texas, National Association and Bank One, N.A. (filed as Exhibit 10.37 to the Company’s Form 10-Q for the quarter ended September 30, 2001)
10.28	Tenth Amendment to Operative Agreements, dated November 9, 2001, between Ultrak Operating, L.P.; Ultrak, Inc.; First Security Bank, National Association; Wells Fargo Bank Texas, National Association and Bank One, N.A. (filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2001)
10.29	Pledge Agreement, dated November 14, 2001, between Ultrak Operating, L.P. and Wells Fargo Bank Texas, National Association (filed as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 2001)
10.30	Stock Purchase Agreement, dated September 27, 2001, between Ultrak, Inc. and Niklaus Zenger (filed as Annex A to the Company’s definitive proxy statement for the November 30, 2001 special meeting of the stockholders)
10.31	Asset Purchase Agreement among the Company, the Company’s subsidiaries and Honeywell International Inc. (filed as Annex A to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)
10.32	Letter Agreement, dated November 26, 2002, amending the Asset Purchase Agreement among the Company, the Company’s subsidiaries, and Honeywell International Inc. (filed as Annex E to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)
10.33	Amendment to Asset Purchase Agreement, dated December 5, 2002, among the Company, the Company’s subsidiaries, and Honeywell International Inc. (filed as Annex B to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)

Exhibit
No.	Description

10.34	Amended License Agreement, dated December 1, 2002, between the Company and Lectrolarm Custom Systems, Inc. (filed as Annex A to the Supplement, dated December 6, 2002, to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)
10.35	Transition Services Agreement, dated December 20, 2002, among the Company, certain of the Company’s subsidiaries and Pittway Corporation (“Pittway”)(*)
10.36	CCTV Products Supply Agreement, dated December 20, 2002, between the Company and Pittway(*)
10.37	Sublease Agreement, dated December 20, 2002, between Ultrak Operating, L.P. and Pittway(*)
10.38	Trademark and Copyright License Agreement, dated December 20, 2002, between the Company and Pittway(*)
10.39	Shared Intellectual Property License Agreement, dated December 20, 2002, between the Company and Pittway(*)
10.40	Access Control Supply Agreement, dated December 20, 2002, between Ultrak Operating, L.P. and Pittway(*)
21.1	Subsidiaries of the Company(*)
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.2	Certification of Principal Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(*)
99.3	Disclosure Committee Charter(*)
99.4	Code of Ethics(*)

(*) Exhibits marked with an (*) are filed with this Form 10-K. All others are incorporated by reference from the indicated SEC filing.

(+) Indicates management contract or compensatory plan or arrangement.