Form 10-K/A
period 2002-12-31
AMERICAN BUILDING CONTROL INC
filed 2003-05-15
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/ A

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

COMMON STOCK, $.01 PAR VALUE

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 21, 2003 was $12,751,444. As of that date, 14,204,071 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      None.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Comparison of Five-Year Cumulative Total Returns Performance Graph for American Building Control, Inc.
Item 12. Security Ownership of Certain Beneficial Owners and Management
SIGNATURES
CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX
EX-10.7 Release Agreement
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

Explanatory Note

      This Form 10-K/ A amends the annual report of American Building Control, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on April 4, 2003 (the “Form 10-K”), for the purpose of amending: (i) Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Contractual obligations and commitments;” (ii) Item 10. “Directors and Executive Officers of the Registrant;” (iii) Item 11. “Executive Compensation;” (iv) Item 12. “Security Ownership of Certain Beneficial Owners and Management;” and (v) Exhibit 10.7: Release Agreement, dated December 31, 2002, between the Company and Chris Sharng. Other than the foregoing amendments, no changes are being made to the Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations and Commitments

      The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2002 in thousands:

						Later
	Total	2003	2004	2005	2006	Years

Contractual obligations and commitments:
Operating leases	$1,547	$904	$392	$197	$54	—
Severance obligations	1,706	792	510	404	—	—

	$3,253	$1,696	$902	$601	$54	$—

      The Company’s significant operating leases include facilities and office equipment which require monthly payments for facilities ranging from $1,900 to $21,000.

      The Company has an option to repurchase the Headquarters Facility for $7,550,000 by giving notice to the owner of its intent to purchase on or before November 30, 2003. Such amount is not included in this table as the Company is not contractually obligated to exercise the option.

Item 10.	Directors and Executive Officers of the Registrant

Directors

Name	Term of Office	Director Since	Age

Bryan C.W. Tate	2003	2001	58
Lance R. Borvansky	2003	2003	35
Ronald F. Harnisch	2003	2003	60
Carlo R. Loi	2003	2003	64
John C. Macaulay	2003	2003	59

      Bryan C.W. Tate has served as a director of the Company since October 2001 and was elected Chairman of the Board in February 2003. He was elected Chief Executive Officer of the Company (“CEO”) in January 2003. Since 1983, Mr. Tate has been the Chairman, Chief Executive Officer and majority shareholder of Digitel Corporation, a privately-held, Atlanta, Georgia based, telecommunications company. Mr. Tate received his B.S. in industrial technology from Ohio University and did some postgraduate work in engineering management at the University of Dayton. Mr. Tate served in the United States Infantry from 1968 to 1974, and was assigned to the First Infantry Division and the 173rd Airborne Brigate in the Republic of South Vietnam. Prior to 1983, Mr. Tate held management positions with NCR Corporation and Questor Corporation.

      Lance R. Borvansky has served as a director of the Company since January 2003. A U.S. citizen currently living in Italy, Mr. Borvansky is an independent consultant in the areas of risk management, banking and venture capital. He received his B.S. in Electrical Engineering and his M.S. in Electrical Engineering and Computer Science from the Massachusetts Institute of Technology.

      Ronald F. Harnisch has served as a director of the Company since January 2003. Mr. Harnisch is an attorney in New York City. He currently is of counsel to the law firm Mintz & Gold LLP where he chairs the governmental affairs practice. He is active in international affairs and serves as one of the Trustees of the Friends of Irish Labour in America (FILA). Mr. Harnisch is a graduate of The City College of New York and St. John’s University School of Law. Mr. Harnisch previously served on the Board from October 2001 until April 2002.

      Carlo R. Loi has served as a director of the Company since January 2003. Mr. Loi, a resident of Milan, Italy, was an executive with a number of multinational companies, including Hewlett Packard and General Electric. Mr. Loi has a Master’s degree in Electrical Engineering from the University of Padua and a Master of Business Administration degree from New York University. He has served as chairman of several corporate boards in Europe.

      John C. Macaulay has served as a director of the Company since March 2003. Mr. Macaulay, a resident of Dallas, Texas, has served as a senior financial executive for several companies, including Teen Mania Ministries, Pillowtex, Overhead Door Corporation and Dresser Industries. Mr. Macaulay received his B.A. in biology and chemistry from St. Olaf College in Northfield, Minnesota and a Master of Business Administration from the J. L. Kellogg Graduate School of Management, Northwestern University, in Evanston, Illinois. He recently served as a member of the Board of Regents of the Institute of Certified Management Accountants.

Officers

Name	Office	Officer Since	Age

Bryan C.W. Tate	Chairman of the Board and CEO	2001	58
Chris T. Sharng	Senior Vice President, Chief Financial Officer, and Secretary	2000	39
Karen S. Austin	Senior Vice President and General Counsel	2002	50

      See “Directors” under Item 10 for information concerning Mr. Tate.

      Chris T. Sharng joined the Company in October 2000 as Senior Vice President and Chief Financial Officer. From March 1989 to July 2000 Mr. Sharng was employed by Mattel, Inc., a large, publicly-held consumer products company, in various capacities and he served as Mattel’s Vice President of International Finance and Planning from 1996 to July 2000. Mr. Sharng received his Master of Business Administration from Columbia Business School in New York City and his Bachelor degree from National Taiwan University.

      Karen S. Austin joined the Company in July 2001 as Vice President and General Counsel. Ms. Austin was promoted to Senior Vice President and General Counsel in July 2002. From February 1991 until February 2001 Ms. Austin was employed by Overhead Door Corporation as Assistant General Counsel. Ms. Austin received her B.S. in Business from Indiana University in Bloomington, Indiana and her Doctor of Law degree from the University of Chicago in Chicago, Illinois.

Management and Board of Directors Changes

      During 2002, George Broady served as the Company’s CEO until April 2002. From April 2002 to May 2002, Mr. Broady and Niklaus Zenger served as Joint-CEO. Mr. Zenger served as sole CEO until January 20, 2003, when he resigned as the Company’s CEO. On the same date, Bryan C. W. Tate was elected by the Board to serve as the Company’s new CEO. Peter D. Beare resigned as President and Chief Operating Officer of the Company in May 2002. Wendy S. Diddell, formerly Senior Vice President-Sales, received but declined an offer from Honeywell and resigned from the Company as of December 31, 2002. Mr. Rufus Bond Gunning, the Company’s Chief Operating Officer during a portion of 2002, ended his services in November 2002.

      In March and April 2002, Vince Broady and Ronald F. Harnisch, respectively, resigned from the Board. Niklaus F. Zenger, Gerard Codeluppi and Michael Morris were elected to the Board in March 2002 and April 2002. Peter D. Beare, Alastair Gunning and George K. Broady separately resigned from the Board during 2002. Oliver Stahel was elected to the Board in August 2002. In February 2003, Messrs. Codeluppi, Morris and Stahel resigned from the Board. Lance R. Borvansky, Ronald F. Harnisch and Carlo R. Loi were elected to the Board in January 2003, and Mr. Zenger subsequently resigned from the Board in March 2003. In March 2003, John C. Macaulay was elected to the Board.

Corporate Governance

      The Company is dedicated to complying with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). The Board is composed of a majority of independent directors. The Company has adopted a code of ethics for its principal executive and financial officers, and the Audit Committee Charter was revised to incorporate the additional control measures in the Sarbanes-Oxley Act. The code of ethics is filed with the SEC as an exhibit to this document. A Disclosure Review Committee composed of management was formulated, guided by an internal Disclosure Review Charter to insure proper disclosure and improve internal control. The CEO and the Chief Financial Officer (“CFO”) personally certify the Company’s financial statements and public filings, and the internal authorization policy has been significantly modified to ensure effective disclosure controls and procedures.

      The Audit Committee is chaired by John Macaulay, who is also the designated “audit committee financial expert.” Mr. Macaulay is joined on the Audit Committee by Carlo Loi and Lance Borvansky. The Compensation Committee consists of Ronald Harnisch and Carlo Loi, with Mr. Harnisch serving as Chairman. Messrs. Macaulay, Loi, Borvansky and Harnisch are all independent directors.

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

Executive Officers Summary Compensation Table

      The following summary sets forth all annual and long-term compensation paid or accrued to the Company’s executive officers (the “Executive Officers”) earning in excess of $100,000 during the year ended December 31, 2002 for services rendered to the Company during the fiscal years ended December 31, 2002, 2001 and 2000. Mr. Tate’s compensation is not reported in the table because he did not become an Executive Officer until January 2003.

						Long Term
						Compensation
		Annual Compensation
						Stock	All Other
Name and Principal Position	Year	Salary		Bonus		Options	Compensation

George K. Broady	2002	$385,632		$15,189		475,000	$29,546	(2)
Former CEO and Chairman	2001	$385,632		$770,019	(3)	138,851	$19,174	(2)
of the Board(1)	2000	$385,632		—		132,000	$3,174	(2)
Niklaus F. Zenger	2002	$359,443	(5)	$81,880		—	$905,387	(6)
Former CEO and Chairman	2001	N/A		N/A		N/A	N/A
of the Board(4)	2000	N/A		N/A		N/A	N/A
Chris T. Sharng	2002	$192,000		$314,596		275,000	$11,423	(7)
Senior Vice President,	2001	$175,000		$36,007		—	$69,539	(7)
CFO and Secretary	2000	$40,385		—		—	—
Karen S. Austin	2002	$151,223		$86,650		25,000	$9,253	(8)
Senior Vice President and	2001	$60,000	(9)	$2,307		5,000	—
General Counsel	2000	N/A		N/A		N/A	N/A
Peter D. Beare	2002	$127,959	(11)	$22,500		—	$311,840	(12)
Former President and Chief	2001	$237,287	(11)	$65,311		250,000	$38,008	(12)
Operating Officer(10)	2000	$101,444	(11)	—		62,000	$8,549	(12)
Wendy S. Diddell	2002	$183,000		$44,188		—	$10,636	(14)
Former Senior Vice President —	2001	$177,000		$62,271		50,000	$3,967	(14)
Sales(13)	2000	$164,981		$71,250		35,000	$14,594	(14)

(1)	Mr. Broady resigned as Joint-CEO on May 31, 2002, and resigned as a director of the Company on August 6, 2002. Mr. Broady’s employment with the Company terminated on December 31, 2002, but was subsequently reinstated, as an assistant to the current CEO on special assignments, on April 11, 2003.

(2)	These amounts represent $24,546, which represents the fair market value of certain office furniture retained by Mr. Broady upon his resignation in 2002; $5,000, $3,174 and $3,174 contributed by the Company to the Company’s 401(k) Plan on behalf of Mr. Broady during 2002, 2001 and 2000, respectively; and $16,000 as reimbursement by the Company of Mr. Broady’s legal fees in 2001.

(3)	Represents a bonus paid to Mr. Broady upon the sale of the Company’s ownership in Detection Systems, Inc.

(4)	Mr. Zenger resigned as CEO in January 2003 and Chairman of the Board in February 2003.

(5)	Represents base salary paid by the Company to Mr. Zenger for the period from April 2002 through December 2002.

(6)	Represents a $854,000 severance payment payable by the Company to Mr. Zenger upon his resignation and $51,387 in social charges paid by the Company to Mr. Zenger in 2002. Of the total $854,000 severance payment, $244,600 was withheld by the Company pending a contemplated purchase by Mr. Zenger of certain source code software. See “Transactions with Management and Others.”

(7)	Represents $5,520 paid by the Company to Mr. Sharng in 2002 for the use of an automobile; $5,903 and $2,585 contributed by the Company to the Company’s 401(k) Plan on behalf of Mr. Sharng during

2002 and 2001, respectively; and $66,954 as the taxable amount paid by the Company for the relocation of Mr. Sharng in 2001.

(8)	Represents $5,520 paid by the Company to Ms. Austin in 2002 for the use of an automobile and $3,733 contributed by the Company to the Company’s 401(k) Plan on behalf of Ms. Austin during 2002.

(9)	Represents base salary paid by the Company to Ms. Austin for the period from July 2001 through December 2001.

(10)	Mr. Beare resigned as President and Chief Operating Officer of the Company on May 3, 2002.

(11)	Represents $127,959 in base salary paid by the Company to Mr. Beare for the period from January 1, 2002 to April 18, 2002; $237,287 in base salary paid by the Company to Mr. Beare in 2001, which represented an annualized base salary of $225,000 from January 1, 2001 to September 30, 2001 and $310,000 thereafter; and $101,444 in base salary paid by the Company to Mr. Beare for the period from May 8, 2000 to December 31, 2000. Mr. Beare’s $237,287 base salary in 2001 included $9,628 in back-pay due to a salary increase in 2000.

(12)	Represents $310,000 in severance payments by the Company to Mr. Beare in 2002 following his resignation; $1,840, $10,591 and $2,252 paid by the Company to Mr. Beare for the use of an automobile in 2002, 2001 and 2000, respectively; and $27,417 and $6,297 paid by the Company to Mr. Beare for his U.S. related housing expenses in 2001 and 2000, respectively.

(13)	Ms. Diddell resigned as Senior Vice President-Sales of the Company on December 31, 2002.

(14)	Represents $5,520 paid by the Company to Ms. Diddell for the use of an automobile in 2002; $5,116, $3,967 and $3,974 contributed by the Company to the Company’s 401(k) Plan on behalf of Ms. Diddell during 2002, 2001 and 2000, respectively; and $10,620, which represents the value realized due to the exercise by Ms. Diddell of stock options in 2000.

Option Grants in Last Fiscal Year

      The table below shows information on grants of stock options to the Executive Officers under the 1988 Plan and the 2002 Plan during the fiscal year ended December 31, 2002, which option grants are reflected in the Executive Officers Summary Compensation Table. There were no option grants during such fiscal year under the 1997 Plan.

	Individual Grants

	Number of					Potential Realized Value at
	Securities	% of Total				Assumed Rates of Stock Price
	Underlying	Granted to	Exercise	Price on		Appreciation for Option Term
	Options	Employees in	Price	Date of	Expiration
Name	Granted	Fiscal Year(a)	($/Share)	Grant	Date	5%	10%

George K. Broady	475,000 (1)	54.8%	$1.42	$1.42	01/30/03	$424,189.43	$1,074,979.29

Total	475,000	54.8%				$424,189.43	$1,074,979.29

Niklaus F. Zenger	—	N/A	N/A	N/A	N/A	N/A	N/A

Total

Bryan C. W. Tate	—	N/A	N/A	N/A	N/A	N/A	N/A

Total

Chris T. Sharng	75,000 (2)	8.7%	$1.49	$1.49	01/13/12	$61,727.28	$164,483.57
	200,000 (3)	23.1%	$1.10	$1.10	07/11/12	$242,606.07	$516,622.86

Total	275,000	31.8%				$304,333.35	$681,106.43

Karen S. Austin	25,000 (4)	2.9%	$1.10	$1.10	07/11/12	$30,325.76	$64,577.86

Total	25,000	2.9%				$30,325.76	$64,577.86

Peter D. Beare	—	N/A	N/A	N/A	N/A	N/A	N/A

Total

Wendy S. Diddell	—	N/A	N/A	N/A	N/A	N/A	N/A

Total

(1)	Mr. Broady was granted options to purchase 475,000 shares of Common Stock under the 1988 Plan in January 2002. Such options were not properly exercised and paid for and therefore expired on January 30, 2003.

(2)	Mr. Sharng was granted 75,000 options in January 2002 under the 1988 Plan.

(3)	Mr. Sharng was granted 200,000 options in July 2002 under the 2002 Plan.

(4)	Ms. Austin was granted 25,000 options in July 2002 under the 2002 Plan.

Executive Officers Options, Exercises and Holdings Table

      There were no exercises of stock options during 2002 by the Executive Officers. The Company does not utilize stock appreciation rights (“SARs”). The unexercised options owned by the Executive Officers as of December 31, 2002 are presented below.

			Number of Securities
			Underlying Unexercised	Value of Unexercised
	Shares		Options/SARS as at	In-the-Money Options/SARS
	Acquired on	Value	12/31/02	as at 12/31/02
Name	Exercise #	Realized($)	Exercisable/Unexercisable(1)	Exercisable/Unexercisable(2)

George K. Broady	—	—	475,000/475,000 (3)	$0/$0
Niklaus F. Zenger	—	—	0/0	$0/$0
Bryan C. W. Tate	—	—	0/0	$0/$0
Chris T. Sharng	—	—	275,000/275,000 (4)	$34,000/$0
Karen S. Austin	—	—	30,000/30,000 (5)	$4,250/$0
Peter D. Beare	—	—	0/0	$0/$0
Wendy S. Diddell	—	—	85,000/85,000 (6)	$4,500/$0

(1)	All options granted prior to December 20, 2002 vested at the closing of the Honeywell Asset Sale.

(2)	Based on the fair market value of the option shares at fiscal year end (which was $1.27 per share based on the closing price of the Common Stock on the NASDAQ National Market on December 31, 2002) less the exercise price. If the closing price is less than the exercise price, then the value of the unexercised options equals zero.

(3)	Mr. Broady was granted options to purchase 475,000 shares of Common Stock under the 1988 Plan in January 2002. Such options were not properly exercised and paid for and therefore expired on January 30, 2003.

(4)	Mr. Sharng was granted 75,000 options in January 2002 under the 1988 Plan, which are fully vested, and 200,000 options in July 2002 under the 2002 Plan, which fully vested at the closing of the Honeywell Asset Sale.

(5)	Ms. Austin was granted 5,000 options in July 2001 under the 1988 Plan, which are fully vested, and 25,000 options in July 2002 under the 2002 Plan, which fully vested at the closing of the Honeywell Asset Sale.

(6)	The right to exercise these options expired on January 30, 2003.

Other Employee Benefit Plans

      The Company does not sponsor any defined benefit or actuarial plans. However, the Company does sponsor a 401(k) plan for all eligible employees whereby the Company matched 50% of the employee’s contribution up to 6% of the employee’s base salary during the fiscal year ended December 31, 2002.

      During 2002, the Company provided a medical insurance program for its full-time employees of which it paid 60% of the premium. As of December 31, 2002, the Company did not have any defined benefit retirement or non-contributory pension plans for its employees, officers or directors.

Compensation of Directors

      During the year ended December 31, 2002, each non-employee director received an annual fee of $16,500, and directors are generally reimbursed for out-of-pocket expenses incurred in connection with attendance at Board and Committee meetings. In October 2002, Niklaus F. Zenger, the then CEO and Chairman of the Board of the Company, authorized a special compensation program to pay non-executive directors $1,000 per day (the “Special Engagement Fee”) for any special engagement above and beyond the regular duty of a Board member. The Board terminated the Special Engagement Fee program upon the enactment of the Sarbanes-Oxley Act.

      In December 2002, while still acting as CEO and Chairman of the Board and as the sole member of a special Board committee, Mr. Zenger increased the annual compensation for the outside directors on the Board from $16,500 to $40,000 per year, authorized a $1,000 fee per meeting for all meetings following the first two meetings and the grant of 20,000 stock options per year.

      In March 2003, the Board appointed Bryan C. W. Tate, as the only inside director of the Company, to serve as the sole member of a special committee to set the compensation for the outside directors of the Company. Based on a report provided to the Company by Watson Wyatt Worldwide regarding the compensation for the Company’s outside directors, effective April 1, 2003, the outside directors of the Company were compensated by the Company as follows: (i) an annual retainer of $30,000 per year payable in quarterly installments of $7,500 each, (ii) $1,000 per Board meeting attended, (iii) $800 per committee meeting attended and (iv) stock options covering 40,000 shares of Common Stock per year with options on 10,000 of such 40,000 shares to be granted on the first day of each calendar quarter.

Employment Contracts, Termination of Employment Contracts and Change-in-Control Arrangements

Option Plans

      1988 Plan. Under the 1988 Plan (which was amended and replaced by the 2002 Plan), an optionee was entitled to exercise the total number of shares (whether or not vested) covered by an option if, among other things, substantially all property and assets of the Company were sold. The Company sold its CCTV division to Honeywell on December 20, 2002, and such sale accelerated the vesting of all unvested options granted under the 1988 Plan.

      2002 Plan. Under the 2002 Plan, a “Change in Control” means the occurrence of any of the following events: (i) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; (ii) as a result of, or in connection with, any tender offer or exchange offer, merger or other business combination (a “Transaction”), the persons who were directors of the Company immediately before the Transaction shall cease to constitute a majority of the Board or the board of directors of any successor to the Company; (iii) the Company is merged or consolidated with another corporation and as a result of the merger or consolidation less than 75% of the outstanding voting securities of the surviving or resulting corporation shall then be owned in the aggregate by the former Stockholders; (iv) a tender offer or exchange offer is made and consummated for the ownership of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding voting securities; or (v) the Company transfers substantially all of its assets to another corporation which is not controlled by the Company.

      Under the 2002 Plan, unless specifically provided otherwise with respect to the Change in Control events in an individual option agreement or restricted stock agreement or in a then-effective written employment agreement between the grantee and the Company or an affiliate, if, during the effectiveness of the 2002 Plan, a Change in Control occurs, (i) each option which is at the time outstanding under the 2002 Plan shall (A) automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights, immediately prior to the specified effective date of such Change in Control, for all of the shares of Common Stock at the time represented by such option and (B) expire 20 days after the Compensation Committee gives written notice to the optionee specifying the terms and conditions of the acceleration of the optionee’s options and (ii) the forfeiture restrictions applicable to all outstanding restricted stock awards shall lapse and shares of Common Stock subject to such restricted stock awards shall be released from escrow, if applicable, and delivered to the grantees of the Awards free of any forfeiture restriction. To the extent that an optionee exercises his option before or on the effective date of the Change in Control, the Company shall issue all Common Stock purchased by exercise of that option, and those shares of Common Stock shall be treated as issued and outstanding for purposes of the Change in Control.

      1997 Plan. No Executive Officer has an outstanding option under the 1997 Plan.

Employment and Severance Arrangements

      General. Apart from Messrs. Broady and Zenger, who had severance arrangements but not employment agreements, the Executive Officers have had written employment agreements (collectively, the “Employment Agreements”). The Executive Officers have had written Employment Agreements with the Company with varying terms and provisions which provide for a one-year term but automatically extend for one-year periods unless otherwise terminated upon 60 days notice prior to the end of each one-year term. The Board may, in its discretion, decide to compensate the Executive Officers at higher rates than those stipulated in the Employment Agreements, and has periodically elected to do so. The Employment Agreements also provide that the Executive Officers are to be reimbursed for reasonable expenses incurred in connection with the Company’s business. The Employment Agreements further provide for standard paid vacations, other health and accident coverage and insurance benefits.

      The Employment Agreements provide for severance benefits to the Executive Officers under certain circumstances. The terms “change of control,” “cause” and “disability” are used in the following description as defined in the Employment Agreements. The Employment Agreements terminate upon the death or disability of the employee. Under the Employment Agreements, if the Company terminates the employment of the Executive Officer without cause, then the Company will continue to pay each Executive Officer compensation and benefits for 18 months after the date of termination. The Company may terminate each of the Executive Officers for “cause” if the employee commits a material breach of the Employment Agreement or any written policies or procedures of the Company, commits any felony, willfully engages in acts that the employee knew or should have known would cause material harm to Company property, goodwill or existing business interests, engages in any violation of any civil law or fails to substantially perform such employee’s duties. Under the Employment Agreements, if the Company terminates the employment of the Executive Officer for cause, then the Executive Officer will not be entitled to severance benefits. Additionally, if the Executive Officer is terminated by the Company for cause, all benefits, including all unexercised and unvested stock options previously granted to the Executive Officer, are cancelled and rendered null and void.

      The Employment Agreements provide that the Executive Officers will not, for a period of one year after termination, work for a competing business, solicit former customers, solicit employees of the Company to terminate employment or disclose confidential or proprietary business information, including, but not limited, to customer/supplier lists and related information.

      In the event that a “change of control” occurs with respect to the Company, and employment is terminated by the Company or by the Executive Officer, the Executive Officer will be entitled to receive compensation and benefits for a period of 18 months from the date of termination, and all unexercised and unvested options become exercisable immediately for the full amount of the optioned shares.

      Niklaus F. Zenger. Mr. Zenger was elected as Joint-CEO of the Company in April 2002. Mr. Zenger entered into a severance agreement with the Company but did not have an employment agreement. The Compensation Committee determined that Mr. Zenger’s compensation would be substantially identical to that of Mr. Broady, who was Joint-CEO of the Company. Mr. Zenger became sole CEO in May 2002 upon the resignation of Mr. Broady, and Mr. Zenger’s base salary was $385,000. Mr. Zenger resigned as CEO on January 20, 2003. In May 2002, the Compensation Committee approved the execution by the Company of a severance agreement for Mr. Zenger (the “Zenger Severance Agreement”) which provides, among other things, that upon Mr. Zenger’s resignation, Mr. Zenger would be entitled to receive monthly severance compensation equivalent to one-twelfth of his most recent annual base salary for a period of 24 months. The Zenger Severance Agreement was not executed. In December 2002, the Board approved a one-time severance payment of $854,000, $609,400 of which was remitted to Mr. Zenger on December 31, 2002. The remainder, $244,600, was withheld by the Company pending a contemplated purchase by Mr. Zenger of certain source code software (the “Swissource Software”) that he previously purchased from Swissource AG, a Swiss software firm (“Swissource”), on behalf of the Company. As of the date hereof, the sale of the Swissource Software was not consummated, and only $609,400 of the severance payment has been remitted by the Company to Mr. Zenger.

      George K. Broady. Mr. Broady was elected as Joint-CEO of the Company in April 2002. Mr. Broady was CEO from March 1991 to April 2002. Mr. Broady resigned as Joint-CEO in May 2002 and became an assistant to the current CEO until his employment with the Company terminated on December 31, 2002. Mr. Broady’s employment with the Company was subsequently reinstated, as an advisor to the CEO on special assignments, on April 11, 2003. Mr. Broady did not and currently does not have an employment agreement. Mr. Broady’s compensation in 2002 was determined in the manner described above. Mr. Broady’s base salary of $385,632 in 2002 remained unchanged from 2001.

      In December 2001, the Company and Mr. Broady executed a Severance Agreement (the “Broady Severance Agreement”) which provided that following the termination of Mr. Broady’s employment on December 31, 2002, the Company would thereafter pay Mr. Broady monthly severance compensation equivalent to one-twelfth of his last annual base salary for a period of 36 months (the “Broady Severance Payments”).

      On April 11, 2003, the Compensation Committee authorized the Company to (i) hire Mr. Broady as an employee for one year at a salary of $2,500 per month, (ii) issue Mr. Broady stock options to acquire 300,000 shares of Common Stock at an exercise price equal to the then fair market price of the Common Stock, (iii) pay to Mr. Broady the final 18 months of the Broady Severance Payments in a lump sum, at a discount of 6% per annum, and (iv) pay to Mr. Broady the remaining amount of the Broady Severance Payments on the regular monthly basis pursuant to the Broady Severance Agreement.

      Peter D. Beare. Mr. Beare, the previous President and Chief Operating Officer of the Company, resigned in May 2002 and received from the Company upon his resignation a cash severance payment of $155,000, which was equal to six months of his base salary, and an additional $155,000 payable bi-weekly over six months. In addition, Mr. Beare’s severance agreement provided Mr. Beare with medical insurance until October 31, 2002.

      Wendy S. Diddell. Ms. Diddell’s employment with the Company terminated on December 31, 2002. Ms. Diddell previously served as the Company’s Senior Vice President-Sales. Pursuant to Ms. Diddell’s employment agreement, Ms. Diddell is entitled to receive severance equal to 18 months of her base salary of $183,000, payable monthly. Ms. Diddell is also entitled to continuation of her insurance benefits for the 18-month severance period.

      Chris T. Sharng. Mr. Sharng and the Company executed an employment agreement on December 22, 2001 (the “Sharng Employment Agreement), which renewed for a one-year term on January 1, 2003. Pursuant to the Sharng Employment Agreement, Mr. Sharng is entitled to receive an annual base salary of $192,000. The Sharng Employment Agreement provides that Mr. Sharng would be paid a performance bonus of at least $76,800, or 40% of his then current annual base salary, provided Mr. Sharng does not terminate his employment with the Company prior to the filing with the SEC of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed by the Company on April 4, 2003. In addition, Mr. Sharng received a special bonus related to the Honeywell Asset Sale, a payment related to releasing certain change of control provisions in his employment agreement and a retention bonus.

      Karen S. Austin. Ms. Austin and the Company executed a new employment agreement in July 2002 (the “Austin Employment Agreement”). Pursuant to the Austin Employment Agreement, Ms. Austin is entitled to receive an annual base salary of $170,000. In addition, Ms. Austin received a special bonus related to the Honeywell Asset Sale and a payment related to releasing certain change of control provisions in her employment agreement.

Board Compensation Committee Report on Executive Compensation

Background and Composition

      From January 2002 to April 2002, the Compensation Committee was composed of Bryan C. W. Tate, Ronald F. Harnisch and Alastair J. A. B. Gunning, with Mr. Gunning serving as Chairman until August 2002. Mr. Harnisch was replaced by Gerard Codeluppi as a committee member in April 2002, and Mr. Gunning was replaced by Oliver Stahel as a committee member in August 2002. Mr. Stahel served as Chairman from

August 2002 until February 1, 2003. Mr. Tate served as a committee member until December 31, 2002, and Messrs. Codeluppi and Stahel served as committee members until their resignation from the Board on February 1, 2003. In March 2003, Messrs. Harnisch and Loi were appointed to the Compensation Committee, with Mr. Harnisch serving as Chairman of the Compensation Committee.

      The Compensation Committee is responsible for determining the nature and amount of compensation for the executive officers of the Company, and for granting stock options under the Company’s option plans. The Compensation Committee met nine times in 2002. The Compensation Committee also acted by written consent on five occasions during 2002.

      All directors who served on the Compensation Committee during the fiscal year ended December 31, 2002 were non-employee directors. There were no “Compensation Committee interlocks” during fiscal year 2002.

Compensation Committee Report on Executive Compensation

      The Compensation Committee has furnished the following report on the Company’s executive officer compensation program. The report describes the compensation policies applicable to the Executive Officers. All of the directors that served on the Compensation Committee during the fiscal year ended December 31, 2002 were non-employee directors.

General Compensation Philosophy

      The Company applies a consistent performance-based approach to the compensation of the Executive Officers. The compensation of the Executive Officers consists of two components: (i) base salary and benefits and (ii) Management bonus. The Compensation Committee’s objective is to attract and retain, and to motivate, the Executive Officers to achieve strategic and financial objectives. The compensation of the Executive Officers is determined primarily on performance-based, objective criteria. The Compensation Committee encourages ownership of Common Stock by the Executive Officers. The compensation of the Executive Officers is tied to the performance of the Company, in order to align the Executive Officers’ interests more closely with the Stockholders’ interests. The Compensation Committee utilizes a discretionary component to reward individual achievement.

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

      The Compensation Committee reviewed the incentive compensation packages of the Executive Officers in 2002. The Compensation Committee also reviewed the performance of the Executive Officers and the Company during 2002. The Compensation Committee considered the Company’s financial performance, successful completion of strategic objectives and expense control during 2002. Based upon its analysis, the Compensation Committee agreed with Mr. Zenger’s recommendation to increase the base salary of Karen Austin, Senior Vice President and General Counsel. Ms. Austin’s increase in base salary was made effective as of July 2002.

      The Compensation Committee awarded incentive compensation to George K. Broady, as the previous CEO, in the form of 475,000 stock options in January 2002 pursuant to the 1988 Plan. The Compensation Committee awarded retention compensation to Ms. Austin and Chris T. Sharng, as CFO, in the form of a grant of options to purchase shares of Common Stock pursuant to the 2002 Plan in July 2002. Ms. Austin was granted 25,000 stock options and Mr. Sharng was granted 200,000 stock options with such options to vest evenly each quarter over two years.

      Niklaus F. Zenger became an Executive Officer in April 2002, when he was elected to serve as Joint-CEO of the Company with Mr. Broady. Mr. Zenger became the sole CEO in May 2002. Mr. Zenger received bonuses totaling $81,880 in 2002. Mr. Zenger did engage in certain transactions with the Company. See Note 12: Related Party Transactions.

      In December 2002, in recognition of extraordinary effort in ensuring the successful completion of the Honeywell Asset Sale, the Board awarded bonuses to certain employees, including $200,000 to Mr. Sharng and $50,000 to Ms. Austin. Of these amounts, $25,000 of Mr. Sharng’s award and $25,000 of Ms. Austin’s award were deferred until December 31, 2003. Should Mr. Sharng or Ms. Austin resign from the Company or be terminated for cause, payment of the deferred amounts will be forfeited. Mr. Sharng received and declined an offer to join Honeywell.

      In addition, the Company awarded a special retention bonus of $96,000 to Mr. Sharng. Of this amount, $48,000 of Mr. Sharng’s retention bonus is deferred, without interest, until December 31, 2003, and $48,000 of Mr. Sharng’s retention bonus is deferred, without interest, until December 31, 2004. Should Mr. Sharng resign from the Company or be terminated for cause prior to receipt of the retention bonus payment, then he would not receive the deferred retention bonus payment.

      In December 2002, the Compensation Committee approved certain payments to Mr. Sharng and Ms. Austin in exchange for their releasing certain rights under change of control provisions in their employment agreements. Mr. Sharng was authorized to receive a total payment of $144,000 in three installments of $48,000 each, and Ms. Austin was authorized to receive a total payment of $127,500 in three installments of $42,500 each. The first installment was paid to Mr. Sharng and Ms. Austin in 2002, the second installment is payable, without interest, on December 31, 2003 and the third installment is payable, without interest, on December 31, 2004. Should Mr. Sharng or Ms. Austin resign or be terminated for cause prior to the payment of the second installment or the third installment, then any installment thereafter payable to such individual will not be paid.

Compensation Policy Regarding Deductibility

      Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), places a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to each of the Company’s five most highly paid Executive Officers. Certain performance-based compensation that has been approved by Stockholders is not subject to the deduction limit. It is the Company’s intent to use reasonable efforts to cause awards under the Company’s compensation programs that could exceed the $1,000,000 limit to constitute performance-based compensation that are not subject to Section 162(m) of the Code. Although it is the Company’s policy to make reasonable efforts to cause executive compensation to be eligible for deductibility under Section 162(m) of the Code, in order to maintain flexibility in compensating Executive Officers in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy that all compensation must be deductible.

      The Compensation Committee believes that the Company’s executive compensation policies and plans described above provide a program that aligns the interests of the Company, its Executive Officers and the Stockholders.

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

Comparison of Five-Year Cumulative Total Returns

Performance Graph for
American Building Control, Inc.

Produced on 03/19/2003 including data to 12/31/2002

	12/1997	12/1998	12/1999	12/2000	12/2001	12/2002

American Building Control, Inc.	100.0	80.3	84.4	49.7	15.9	13.8
Nasdaq Stock Market (US Companies)	100.0	141.0	261.5	157.8	125.2	86.5
Nasdaq Electronic Components Stocks SIC 3670 — 3679 US & Foreign	100.0	154.5	287.3	236.1	160.9	86.2

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning the beneficial ownership (as determined pursuant to Rule 13d-3 of the Exchange Act) of Common Stock and Series A Preferred Stock as of March 15, 2003, by (i) each person who is known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock or the outstanding shares of Series A Preferred Stock current and their address, (ii) each Executive Officer and director, and (iii) all current Executive Officers and directors as a group.

	Common Stock(1)		Preferred Stock(1)

Name	Shares	Percentage	Shares	Percentage

Victoria & Eagle Strategic Fund, Ltd.(2)	2,526,981	17.5%	195,351	100%
George K. Broady(3)	1,389,718	9.8%	—	—
Dimensional Fund Advisors, Inc.(4)	839,100	6.0%	—	—
Niklaus F. Zenger(5)	311,579	2.2%	—	—
Bryan C. W. Tate(6)	41,934	*	—	—
Karen Austin(7)	30,200	*	—	—
Chris T. Sharng(8)	276,000	1.9%	—	—
Peter D. Beare(9)	—	*	—	—
Wendy S. Diddell(10)	1,000	*	—	—
Lance R. Borvansky(11)	—	*	—	—
Ronald F. Harnisch(11)	—	*	—	—
Carlo R. Loi(11)	—	*	—	—
John C. Macaulay(11)	—	*	—	—
All current Executive Officers and directors as a group (7 persons)(12)	348,134	2.4%	—	—

(*)	Less than 1 percent

(1)	Except as otherwise indicated, the persons named in the table possess sole voting and investment power with respect to all shares shown as beneficially owned.

(2)	The address for Victoria & Eagle Strategic Fund, Ltd., a Cayman Islands company (“VESF”), is P.O. Box 1984 G.T., Elizabethan Square, Grand Cayman, Cayman Islands, British West Indies. Information regarding VESF in the above table is based on an Amended Schedule 13D jointly filed by VESF, George K. Broady, Vance Campbell, Thomas C. Campbell, George Vincent Broady, Lynne B. Kinney, Cantrell Partners, Ltd. Partnership and The Lynn A. Broady, Brunde E. Broady & John M. Broady Suttmeier Opportunity Trust with the SEC on March 17, 2003 (the “Amended Schedule 13D”) and a Form 4 filed by VESF with the SEC on February 28, 2003. VESF’s beneficial ownership consists of 2,120,000 shares of Common Stock owned by VESF and 406,981 shares of Common Stock issuable upon conversion of the 195,351 shares of Preferred Stock owned by VESF. In an Amended Schedule 13D filed by VESF in January 2002, it reported that Fabio Conti, Paolo Marmont, Stephen Rumball and Andrea Manzitti were the sole directors and executive officers of VESF and that BIPIELLE Bank (Suisse) S.A. owned 89.13% of VESF’s outstanding stock. The January 2002 Amended Schedule 13D further reported that Messrs. Conti and Marmont were directors of BIPIELLE Bank with Mr. Conti serving as Vice Chairman of BIPIELLE Bank.

(3)	Mr. Broady’s address is 751 Canyon Drive, Suite 100, Coppell, Texas 75019. Includes 200,000 shares of Common Stock that may be acquired upon exercise of outstanding warrants. Mr. Broady was also granted options to purchase 475,000 shares of Common Stock under the 1988 Plan in January 2002, but such options were not properly exercised and paid for and therefore expired on January 30, 2003. Mr. Broady resigned as Joint-CEO on May 31, 2002, and resigned as a director of the Company on August 6, 2002. Mr. Broady’s employment with the Company terminated on December 31, 2002, but was subsequently reinstated, as an assistant to the current CEO on special assignments, on April 11, 2003.

(4)	The address for Dimensional Fund Advisors, Inc. (“DFAI”) is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. All information regarding DFAI is based on an Amended Schedule 13G filed by DFAI with the SEC in February 2003.

(5)	Mr. Zenger’s address is Thurgauerstrasse 40, Zurich 8011 Switzerland. Mr. Zenger’s beneficial ownership consists of 17,700 shares of Common Stock owned by Mr. Zenger and 293,879 shares of Common Stock Mr. Zenger is required to purchase from the Company. Mr. Zenger’s beneficial ownership does not include 200,000 shares of Common Stock beneficially owned by his spouse. The Company is formally requesting that Mr. Zenger complete the purchase of the 293,879 shares of Common Stock. Mr. Zenger’s beneficial ownership is based on information known to the Company as of December 31, 2002. Mr. Zenger resigned as CEO on January 20, 2003, and as Chairman of the Board on February 5, 2003. Mr. Zenger resigned as a director of the Company on March 8, 2003.

(6)	Includes 34,600 shares held by Digitel Corporation, a corporation of which Mr. Tate is a majority shareholder.

(7)	Includes 30,000 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2003.

(8)	Includes 275,000 shares issuable upon exercise of stock options exercisable within 60 days of March 15, 2003.

(9)	Mr. Beare resigned as President and Chief Operating Officer of the Company on May 3, 2002. Mr. Beare’s beneficial ownership is based on information known to the Company as of December 31, 2002.

(10)	Ms. Diddell resigned as Senior Vice President-Sales of the Company on December 31, 2002. Ms. Diddell’s beneficial ownership is based on information known to the Company as of December 31, 2002.

(11)	All directors, other than Mr. Tate, have only recently joined the Board.

(12)	Includes options to purchase an aggregate of 305,000 shares exercisable within 60 days of March 15, 2003.

      Messrs. Tate, Borvansky, Harnisch, Loi and Macaulay are directors of the Company, and Ms. Austin and Messrs. Tate and Sharng are Executive Officers.

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

			Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weight-Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,642,541	$6.00	3,757,459
Equity compensation plans not approved by security holders(1)	300,000	$1.61	—
Total	1,943,541	$5.32	3,757,459

(1)	Represents 100,000 shares of Common Stock that may be issued pursuant to warrants issued by the Company to Briarwood and 200,000 shares of Common Stock pursuant to warrants issued by the Company to George K. Broady.

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

Dated: May 14, 2003

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Dated

/s/ BRYAN C.W. TATE Bryan C.W. Tate	Chairman of the Board, Chief Executive Officer (Principal Executive Officer)	May 14, 2003

/s/ CHRIS T. SHARNG Chris T. Sharng	Senior Vice-President, Secretary, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2003

/s/ LANCE BORVANSKY Lance Borvansky	Director	May 14, 2003

/s/ RONALD F. HARNISCH Ronald F. Harnisch	Director	May 14, 2003

/s/ CARLO R. LOI Carlo R. Loi	Director	May 14, 2003

/s/ JOHN C. MACAULAY John C. Macaulay	Director	May 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT

TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bryan C.W. Tate, certify that:

      1. I have reviewed this amendment to the annual report on Form 10-K/A of American Building Control, Inc. for the period ended December 31, 2002;

      2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

(c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ BRYAN C.W. TATE

Bryan C.W. Tate
Chief Executive Officer

May 14, 2003

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT

TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chris T. Sharng, certify that:

      1. I have reviewed this amendment to the annual report on Form 10-K/A of American Building Control, Inc. for the period ended December 31, 2002;

      2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the “Evaluation Date”); and

(c) presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

/s/ CHRIS T. SHARNG

Chris T. Sharng
Chief Financial Officer

May 14, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.7	Release Agreement in favor of American Building Control, Inc. f/k/a Ultrak, Inc. and executed by Chris Sharng.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.