Form 10-Q
period 2003-03-31
AMERICAN BUILDING CONTROL INC
filed 2003-05-15
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

AMERICAN BUILDING CONTROL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction Of incorporation or organization)	75-2626358 (I.R.S. Employer Identification No.)

1301 WATERS RIDGE DRIVE LEWISVILLE, TEXAS (Address of principal executive offices)	75057 (Zip Code)

Registrant’s telephone number, including area code: (972) 353-6458

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

As of April 30, 2003, 14,204,071 shares of the Registrant’s Common Stock were outstanding.

AMERICAN BUILDING CONTROL, INC.
FORM 10-Q

i

Forward Looking Statements

Certain statements contained or incorporated in this quarterly report on Form 10-Q, which are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward looking statements are made in good faith by American Building Control, Inc. (the “Company”) pursuant to the “safe harbor” provisions of the Reform Act. These statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from any future results, performance or achievements, whether expressed or implied. These risks, uncertainties and factors include the timely development and acceptance of new products and services, the impact of competitive pricing, fluctuations in operating results, the ability to introduce new products and services, technological changes, reliance on intellectual property and other risks. The objectives set forth in this Form 10-Q are subject to change due to global market and economic conditions beyond the control of the Company.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$12,379	$16,436
Trade accounts receivable, net	5,463	4,955
Inventories	5,426	4,357
Receivable from Honeywell International, Inc. - current portion	3,600	3,600
Prepaid expenses and other current assets	1,129	1,165
Net current assets of discontinued operations	1,716	1,833

Total current assets	29,713	32,346
Property and Equipment, net	9,964	10,518
Other Assets:
Goodwill, net	5,228	5,332
Other intangible assets, net	259	330
Receivable from Honeywell International, Inc. - less current portion	1,800	1,800
Other assets	290	290

Total assets	$47,254	$50,616

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$4,525	$3,201
Accrued expenses	2,215	4,068
Accrued compensation	1,885	1,556
Royalty claim on assignment agreement	721	715
Severance - current portion	505	792
Other current liabilities	1,250	1,115
Deferred income - current portion	1,004	1,038
Net current liabilities of discontinued operations	1,862	2,145

Total current liabilities	13,967	14,630
Long-Term Liabilities
Financing obligation	6,600	6,600
Deferred income - less current portion	1,038	1,038
Severance - less current portion	914	914

Total long-term liabilities	8,552	8,552
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 17,494,238 shares issued	175	175
Additional paid-in-capital	162,269	162,269
Accumulated deficit	(100,040)	(97,354)
Accumulated other comprehensive income	43	50
Treasury stock at cost (3,473,750 and 3,467,650 common shares at March 31, 2003 and December 31, 2002)	(38,689)	(38,683)

Total stockholders’ equity	24,735	27,434

Total liabilities and stockholders’ equity	$47,254	$50,616

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Three months ended March 31,

	2003	2002

Net sales	$11,395	$9,771
Cost of sales (exclusive of depreciation shown seperately below)	7,772	6,869

Gross profit	3,623	2,902
Other operating costs:
Selling, general and administrative	4,874	4,349
Depreciation and amortization	504	636

	5,378	4,985

Operating loss	(1,755)	(2,083)
Other income (expense):
Interest expense	(299)	(800)
Interest income	19	2
Other, net	38	35

	(242)	(763)

Loss before discontinued operations and cumulative effect of accounting change	(1,997)	(2,846)
Income (loss) from discontinued operations, net of tax benefit of $429 in 2002	(664)	1,620

Loss before cumulative effect of accounting change	(2,661)	(1,226)
Cumulative effect of accounting change:
Cumulative effect of accounting change - continuing operations	—	(14,762)
Cumulative effect of accounting change - discontinued operations	—	(11,353)

Net loss	(2,661)	(27,341)
Dividend requirements on preferred stock	(29)	(29)

Net loss allocable to common stockholders	$(2,690)	$(27,370)

Basic and diluted earnings (loss) per share
Continuing operations	$(0.14)	$(0.20)
Discontinued operations earnings (loss) per share	(0.05)	0.12
Cumulative effect of accounting change - continuing operations	—	(1.05)
Cumulative effect of accounting change - discontinued operations	—	(0.81)

Adjusted basic loss per share	$(0.19)	$(1.95)

Number of common shares used in computations:
Basic	14,040,488	14,046,588
Diluted	14,040,488	14,046,588

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,

	2003	2002

Operating Activities:
Net loss	($2,661)	($27,341)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	26,115
Loss on disposal of fixed assets	154	10
Depreciation and amortization	569	859
Provision for losses on accounts receivable	96	(116)
Mark-to-market interest rate swap	39	(55)
Changes in operating assets and liabilities:
Trade accounts receivable	(602)	(132)
Inventories	(1,072)	2,690
Prepaid and other current assets	131	826
Other assets	71	242
Trade accounts payable	1,511	713
Accrued and other current liabilities	(2,109)	(286)

Net cash provided by (used in) operating activities	(3,873)	3,525

Investing Activities:
Purchases of property and equipment	(258)	(29)
Proceeds received from sales of property and equipment	103	—

Net cash used in investing activities	(155)	(29)

Financing Activities:
Net repayments on revolving line of credit	—	(3,127)
Repayments on other debt	—	(59)
Purchases of treasury stock	(6)	—
Payment of preferred stock dividends	(29)	(29)

Net cash used in financing activities	(35)	(3,215)

Net increase (decrease) in cash and cash equivalents	(4,063)	281
Effect of exchange rate changes on cash	6	28
Cash and cash equivalents, beginning of year	16,436	3,300

Cash and cash equivalents, end of year	$12,379	$3,609

Supplemental cash flow information:
Cash paid during the year for:
Interest	$231	$472

Income taxes	$17	$3

The accompanying notes are an integral part of the consolidated financial statements.

American Building Control, Inc.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations

Basis of Presentation

The accompanying financial statements have been derived from the accounts of American Building Control, Inc. and its subsidiaries (the “Company”).

The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments plus the transfer of certain liabilities (“Honeywell Asset Sale”). The financial statements have been restated to reflect the CCTV business as discontinued operations for all periods presented.

Nature of Operations

Following the Honeywell Asset Sale, the Company, which is headquartered in Lewisville, Texas, is focused on designing, marketing, selling and servicing specialty security products in industrial, governmental and consumer surveillance markets worldwide. The Company also has a small operation based in Switzerland.

The Company has two operating segments: the Professional Security Group (“PSG”), whose primary focus is access control products, and the Diversified Sales Group (“DSG”) which markets products to the consumer/ do-it-yourself business as well as its industrial video and alarm management businesses. A third segment, Corporate, provides human resources, legal, financial, information technologies, accounting and reporting functions.

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

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation–Transition and Disclosure–an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Compensation Expense

Option prices are equal to the market price at the date of grant. Shares under grant generally become exercisable in three equal annual installments beginning one year after the date of grant and expire after ten years. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options as of December 20, 2002.

No compensation cost is reflected in operations as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on operations and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation (in thousands):

	Three months ended March 31,

	2003	2002

Net loss from continuing operations before cumulative effect of accounting change allocable to common stockholders:
As reported	$(2,026)	$(2,875)
Deduct: Total stock-based compensation under fair value based method for all awards, net of related tax expense	—	(232)

Pro forma	$(2,026)	$(3,107)

Basic and diluted loss per share from continuing operations before cumulative effect of accounting change
As reported	($0.14)	($0.20)
Pro forma	($0.14)	($0.22)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of a range of 55 to 80 percent; risk-free interest rates of ranging from 4.5 to 6.5 percent; no dividend yield; and expected lives of one to seven years.

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

The table below shows the rollforward of warranty accrual for the three months ended March 31, 2003 and 2002 (in thousands):

	Three months ended March 31,

	2003	2002

Begining balance	$128	$63
Charged to expense	16	16
Usage	(1)	—

Closing balance	$143	$79

Reclassifications

Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

Note 2: Receivable from Honeywell International, Inc.

On December 20, 2002, the Company consummated the sale of assets and liabilities related to the closed-circuit television (“CCTV”) business (the “CCTV Business”) to Honeywell International, Inc. (“Honeywell”) for $36.0 million (the “Honeywell Asset Sale” or “Asset Purchase Agreement”). At December 31, 2002, the Company had a receivable of $5.4 million from Honeywell resulting from the Honeywell Asset Sale.

The $5.4 million receivable will be paid to the Company in three equal installments, every six months beginning in May 2003, less any claims or purchase price adjustments resulting from changes to the proposed closing balance sheet provided to Honeywell in March 2003. Adjustments to the purchase price are based on the difference between the final closing balance sheet and $28,389,000. On March 10, the Company submitted a proposed closing balance sheet that increased the purchase price by about $3.8 million. On April 9, Honeywell has challenged the proposed closing balance sheet and proposed a reduction in the purchase price of about $2.6 million.

As of April 24, the Company and Honeywell did not resolve their differences. Pursuant to the terms of the Asset Purchase Agreement, the Company and Honeywell have begun the process of selecting a nationally recognized accounting firm to render a binding decision on the dispute. A final resolution is not expected until the third quarter of 2003.

Note 3: Trade Accounts Receivable

Supplemental information on net trade accounts receivable (in thousands):

	March 31,	December 31,
	2003	2002

Gross trade accounts receivable	$5,782	$5,357
Less: allowance for doubtful accounts	(319)	(402)

	$5,463	$4,955

Note 4: Earnings Per Share

The Company computes basic earnings (loss) per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

For the three months ended March 31, 2003 and 2002, no stock options, preferred shares or warrants were included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

Note 5: Income Taxes

The Company’s effective income tax rate for the quarters ended March 31, 2003 and 2002 differed from the federal statutory rate due to losses for which no benefit was taken.

Note 6: Comprehensive Loss

Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended March 31,

	2003	2002

Net loss	$(2,661)	$(27,341)
Other comprehensive income (loss):
Currency translation adjustment	(7)	42

	$(2,668)	$(27,299)

Note 7: Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Intangible Assets, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Professional Security Group (“PSG”) segment has two reporting units: U.S. Monitor Dynamics, Inc. (“MDI”) and International MDI; the Diversified Sales Group (“DSG”) segment has four reporting units: the consumer/do-it-yourself business (“SecurityandMore™”), ABM Data Systems (“ABM”), Industrial Vision Source (“IVS”) and Mobile Video Products (“MVP”). There is also a reporting unit for the Corporate segment.

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

The Company completed its transitional impairment analysis as required by SFAS No. 142 as of January 1, 2002. As a result, the Company recorded a non-cash charge of approximately $14.8 million in the U.S. MDI reporting unit to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying statement of operations. Additionally, the Company’s transitional impairment resulted in a non-cash charge of approximately $11.3 million related to the CCTV business. In calculating the impairment charge, the Company used the two-step process in SFAS No. 142 and determined the fair value of the CCTV reporting unit using recent comparable transactions. Such charge is reflected in the statement of operations as a cumulative effect of an accounting change from discontinued operations.

As of March 31, 2003, the net carrying value of the Company’s goodwill, by segment, is as follows (in thousands):

	PSG	DSG	Total

Net carrying value at December 31, 2002	$3,953	$1,379	$5,332
Settlement of earnout payment on previous acquisition	(104)	—	(104)

Net carrying value at March 31, 2003	$3,849	$1,379	$5,228

On April 25, 2003, the Company negotiated a full and final release of claims to fulfill its obligation to the former owners of Monitor Dynamics International, S.A., formerly known as Multi Concepts Systemes S.A., (“MCS”), pursuant to the purchase agreement executed in April 1999. This claim of $221,000 will be paid in three equal installments during the second, third and fourth quarters of 2003. As a result of this settlement, the Company reduced its related liability of $325,000 and goodwill by $104,000.

Intangible assets consist of the following (in thousands):

		March 31, 2003			December 31, 2002
	Weighted
	average	Gross		Net	Gross		Net
	amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value

Intangible assets subject to amoritization
Patents and trademarks	17.1	$98	(45)	53	$98	(42)	56
Licensing agreements	3.7	80	(80)	—	80	(80)	—
Loan origination fees	3.0	549	(343)	206	549	(275)	274

Total amortized intangible assets		$727	(468)	259	$727	(397)	330

Amortization expense related to intangible assets subject to amortization was $72,000 and $136,000 for the three months ended March 31, 2003 and 2002, respectively.

The aggregate estimated future amortization expense for intangible assets for each of the five succeeding years as of March 31, 2003 is as follows (in thousands):

Remainder of 2003	$211
2004	7
2005	7
2006	7
2007	7

Total	$239

Note 8: Severance and Other Accrued Expenses

Ohio Severance

During 2002, the Company paid approximately $395,000 in severance costs in connection with the closure of the Ohio facility. The Company paid approximately $82,000 in severance costs during the first quarter of 2003. The remaining accrued severance ($27,000) will be paid by the end of the second quarter.

Executive and Management Severance

The Company decided to sever a number of its executives including the past two CEOs, the Chief Operating Officer, the Senior Vice-President of the domestic sales group and the Vice-President of Marketing. At December 31, 2002, unpaid obligations related to executive and management severance was approximately $1.7 million. During the first quarter of 2003, the Company paid approximately $287,000 related to these obligations.

In April 2003, the Board of Directors authorized management to accelerate the last 18 months of severance due to the former Chief Executive Officer (“CEO”), George Broady, in a lump sum, discounted at 6%, for approximately $512,000. The 6% discount allowed the Company to reduce its severance obligation to Mr. Broady by about $65,000. Mr. Broady continues to receive his remaining severance payments on a bi-weekly basis through the end of June 2004. Also in April 2003, Mr. Broady’s employment was re-instated, as an assistant to the current CEO, Mr. Bryan C.W. Tate, for a 12-month period, at a salary of $2,500 a month plus a grant of 300,000 stock options.

In addition, Mr. Broady’s severance agreement, dated December 4, 2001, obligated the Company to extend a loan to him to cover the funds needed for the exercise of any stock options which remained outstanding to him upon the occurrence of a triggering event. On January 30, 2003 Mr. Broady gave notice of the intent to exercise options for 475,000 shares, at $1.42 (total of $674,500) under the terms of his severance agreement. Mr. Broady did not execute the loan documents forwarded to him by the Company, and therefore the 475,000 stock options expired.

Royalty Claim

In 2002, the Company was notified it was subject to a royalty claim on an Assignment Agreement in connection with a patent on electronic monitoring and surveillance devices for the purposes of security and behavior modification in public transportation vehicles (the “Patent”). The Company acquired the ownership of the Patent in 1995 by entering into the Assignment Agreement. The Patent was challenged in 1997 and the re-examination was not completed until 2002. The re-examination upheld the Patent. The Company recorded a charge of approximately $865,000 related to the dispute and paid $150,000 during 2002. At December 31, 2002, the Company has $715,000 accrued related to the dispute.

On April 21, 2003, the Company reached a settlement in the amount of $625,536 for all past claims as of December 31, 2002. A down payment of $156,384, representing 25% of the settlement, was paid during April 2003. The remaining amount will be paid in monthly installments of $20,582 over the ensuing 24 months. A credit to earnings of approximately $90,000 will be recorded in the second quarter of 2003 as a result of the settlement.

Note 9: Segment Disclosures and Foreign Operations

The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are on a performance basis consistent with internal management reporting. The Company evaluates performance based on operating profit (loss). The Company has two operating segments: the Professional Security Group (“PSG”) and the Diversified Sales Group (“DSG”).

PSG

The PSG segment consists primarily of the access control sales in the United States to professional security dealers, installers and certain large-end users of professional security products, including the U.S. Government. The domestic access control business is supplemented by a growing international integration and distribution business based in Switzerland. The product range for the international unit is the same as the one for the U.S.

DSG

DSG includes four components; the consumer/do-it-yourself business, the industrial video business, the alarm management business and the mobile video product business.

The consumer do-it-yourself business, “SecurityandMore™”, based in Lewisville, Texas, and includes a call center and Internet site, SecurityandMore.com, which focus on consumer oriented security products.

The Industrial Visual Source (“IVS”) and Mobile Video Products (“MVP”) cater to the video and security needs of manufacturing facilities, scientific labs, research organizations and mass transit vehicles.

The alarm management business, ABM Data Systems, Inc. (“ABM”), sells software products to central monitoring stations that are owned by either proprietary organizations such as large university campuses or commercial operators such as surveillance companies.

Corporate

The corporate functions of legal, financial, information technologies, internal audit, accounting and reporting are located in Lewisville, Texas.

	PSG	DSG	Corporate	Total

Three months ended March 31, 2003
Total revenue	$5,046	$6,393	$—	$11,439
Intersegment revenue	(42)	(2)	—	(44)

Revenue from external customers	$5,004	$6,391	$—	$11,395

Gross profit	$2,053	$1,570	$—	$3,623
Selling, general and administrative expenses	2,354	1,044	1,476	4,874
Depreciation and amortization expense	209	20	275	504

Operating profit (loss)	$(510)	$506	$(1,751)	$(1,755)

Three months ended March 31, 2002
Total revenue	$4,018	$7,122	$—	$11,140
Intersegment revenue	(1,299)	(70)	—	(1,369)

Revenue from external customers	$2,719	$7,052	$—	$9,771

Gross profit	$1,126	$1,776	$—	$2,902
Selling, general and administrative expenses	1,785	688	1,876	4,349
Depreciation and amortization expense	14	32	590	636

Operating profit (loss)	$(673)	$1,056	$(2,466)	$(2,083)

Geographic Information (in thousands):

	Three months ended March 31,

	2003	2002

Sales:
United States	$9,885	$9,499
Switzerland	1,510	272

	$11,395	$9,771

Note 10: Stock Repurchase

On March 12, 2003, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s Common Stock through April 12, 2003. The Company has repurchased 18,200 shares for approximately $18,048 under the repurchase plan.

Note 11: Subsequent Events

CEO Compensation Package

In April 2003, a compensation package for the Company’s Chief Executive Officer (“CEO”), Mr. Bryan C.W. Tate, was approved by the Compensation Committee of the Board of Directors. The package included a base salary of $250,000 and a grant of 280,000 stock options - half of which vested immediately and the other half vested one year from grant. The CEO was also granted 140,000 restricted shares of common stock, one-half vesting on January 1, 2004 and one-half vesting on January 1, 2005. In addition, the compensation package includes regular benefits, $750 per month car allowance and reimbursed relocation expenses.

Sale of Ohio Land and Building

On April 7, 2003, the Company completed the sale of its land and building in Carroll, Ohio for net cash proceeds of approximately $1,419,000. This transaction will result in a net gain from discontinued operations of approximately $165,000 during the second quarter of 2003.

Corporate Headcount Reduction

After the Honeywell Asset Sale, the Company’s management determined that the ongoing operations could not support the current corporate overhead structure. On April 30, 2003, the decision was made to terminate certain corporate personnel, including Company’s Senior Vice-President and General Counsel. The Company will recognize approximately $335,000 in expense related to these severance obligations during the second quarter of 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Financial statements for the three months ended March 31, 2003 and 2002 have been restated to report the Company’s CCTV Business as discontinued operations (see note 1 to the Company’s Consolidated Financial Statements for additional detail).

     The results of operations are discussed as a whole, and where appropriate, by segment (see note 9 to the Company’s Consolidated Financial Statements for additional detail).

     The following table contains information regarding the percentage of net sales of certain income and expense items for the three months ended March 31, 2003 and 2002 and the percentage changes in these income and expense items from year to year:

			Percentage
			Increase
			(Decrease)
	Percentage of Net Sales		Between Periods

	Three months ended March 31,		2003 vs.
	2003	2002	2002

Net Sales	100.0%	100.0%	16.6%
Cost of sales	68.2%	70.3%	13.1%
Gross profit	31.8%	29.7%	24.8%
Operating expenses:
Selling, general and administrative	42.8%	44.5%	12.1%
Depreciation and amortization	4.4%	6.5%	-20.8%
Operating loss	-15.4%	-21.3%	-15.7%
Other income (expense)	-2.1%	-7.8%	-68.3%
Loss before taxes, discontinued operations and cumulative effect of accounting change	-17.5%	-29.1%	-29.8%
Loss from continuing operations	-17.5%	-29.1%	-29.8%
Income (loss) from discontinued operations	-5.8%	16.6%	-141.0%
Cumulative effect of accounting change	0.0%	-267.3%	100.0%
Net loss	-23.4%	-279.8%	-90.3%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     For the three months ended March 31, 2003, net sales were $11.4 million, an increase of $1.7 million (17%) over the same period in 2002. Sales in the PSG segment increased $2.1 million (84%), $5.0 million during the first quarter of 2003 compared to $2.7 million during the same period in 2002, resulting from a sale to a French casino of approximately $1.1 million and an overall increase in domestic access control product sales. Sales in the DSG segment declined $0.7 million (10%) to $6.3 million during the first quarter of 2003 compared to $7.1 million during the same period in 2002. Although sales in the consumer do-it-yourself business increased $1.1 million as a result of additional sales to a national retailer, sales declined in the industrial video business ($1.5 million) and the central station alarm management business ($0.3 million).

     Gross profit margins improved from 29.7% during the three months ended March 31, 2002 to 31.8% during the three months ended March 31, 2003. The margin increased as a result of a more favorable product mix towards the higher-margin access control business.

     Selling, general and administrative expenses were $4.9 million for the three months ended March 31, 2003, an increase of $0.5 million (12%) over the same period in 2002. There were $0.6 million (32%) of additional expenses during the three months ended March 31, 2003 in the PSG segment for additional investment in engineering, marketing and customer support infrastructure in California and an increase in the sales and sales support personnel in Switzerland. Expenses in the DSG segment were $0.3 million higher during the first quarter of 2003. There was a decrease of $0.4 million in expenses in the Corporate segment related primarily to executive positions during the first quarter of 2002 that were eliminated by December 2002. The positions of Senior Vice President of Sales, President and Chief Operating Officer were eliminated in 2002 and the Company does not intend to replace them. The Company incurred an additional $0.4 million expenses during the first quarter of 2003 that did not relate to the on-going operations of the business. These expenses included $170,000 paid to former members of the Company’s board of directors. Furthermore, the Company incurred additional professional fees related to former board of directors’ members.

     Depreciation and amortization expenses were $0.5 million for the three months ended March 31, 2003, a decrease of $0.1 million (15%) over the same period in 2002. This decrease resulted primarily from the $2.7 million write-down of the Company’s SAP system during the fourth quarter of 2002.

     Other expenses during the first quarter of 2003 were $0.2 million, compared with $0.8 million during the same period in 2002. The decrease was primarily related to interest and loan amortization costs on the revolving credit facility that the Company paid in full with the proceeds received from the Honeywell Asset Sale in December 2002.

     Financial Condition, Liquidity and Capital Resources

     During the first quarter of 2003, the Company’s cash and cash equivalents decreased from $16.4 million at December 31, 2002 to $12.4 million at March 31, 2003.

     The largest component of the net cash used in operations of $3.9 million was primarily the $2.6 million net loss as well as the decrease in accrued liabilities. The build-up of inventory of approximately $1.1 million, due to expected second quarter sales increases in the access control and the consumer do-it-yourself businesses, was more than offset by the increase in accounts payable.

     During the next twelve months, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that the existing cash balances will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months.

Contractual Obligations and Commitments

     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of March 31, 2003 (in thousands):

	Total	2003	2004	2005	2006

Contractual obligations and commitments:
Operating leases	$1,547	$904	$392	$197	$54
Royalty obligation	750	346	272	107	25
Severance obligations	1,706	1,304	402	—	—

	$4,003	$2,554	$1,066	$304	$79

     The Company has an option to purchase its Lewisville headquarters facility for $7,550,000 by giving notice to the owner of its intent to purchase on or before November 30, 2003. Such amount is not included in this table as the Company is not contractually obligated to exercise the option.

     The royalty obligation includes $650,000 in future payments for all past claims (see Note 8 – Royalty Claim) and a minimum annual payment of $25,000 per year for future obligations.

     The accrued severance at December 31, 2002, included $512,000 in long-term severance obligations related to the Company’s former Chief Executive Officer, Mr. George Broady (see Note 8 - Executive and Management Severance). This amount has been reclassified as a 2003 obligation.

     This table does not include $335,000 in severance obligations related to personnel reductions approved on April 30, 2003 (see Note 11 - Corporate Headcount Reduction).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

     Since the access control office in Switzerland is the Company’s only significant foreign-based operation, accounting for approximately 13% of the total consolidated sales during the first quarter of 2003, the Company does not expect currency fluctuation to have a material adverse effect on its future consolidated financial position or results of operation.

Interest Rates

     An interest rate swap agreement with Bank One remains in effect through February 15, 2004. This agreement provides a fixed rate of 6.485% on $5.0 million of debt. This agreement generated interest expense of $39,000 for the three months ended March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days before the filing of this quarterly report. Based on that evaluation, the management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II

ITEM 1.        LEGAL PROCEEDINGS

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

       None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5.       OTHER INFORMATION

       None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)	A Form 8-K was filed with the Securities and Exchange Commission (“SEC”) on April 28, 2003 announcing a settlement of a disputed patent pertaining to electronic monitoring and surveillance devices installed in public transportation vehicles.

b)	A Form 8-K was filed with the SEC on March 13, 2003, in the form of an open letter to shareholders from the Chief Executive Officer, summarizing the Company’s retained businesses and announcing a $200,000 share repurchase program.

c)	A Form 8-K was filed with the SEC on February 28, 2003 to announce the election of Bryan C.W. Tate as the Chairman of the Company’s Board of Directors (the “Board”) and other changes in the composition of the Board.

d)	A Form 8-K was filed with the SEC on January 3, 2003 that summarized the provisions of the Honeywell Asset Sale and announced the Company’s name change from “Ultrak, Inc.” to “American Building Control, Inc.”

e)	Exhibit 99.1 — Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

f)	Exhibit 99.2 — Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

Dated: May 14, 2003	By:	/s/ CHRIS SHARNG

Chris Sharng Senior Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Bryan C.W. Tate, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Building Control, Inc. for the period ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluate the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Bryan C.W. Tate Bryan C.W. Tate Chief Executive Officer

CERTIFICATION PURSUANT TO 18 U.S.C. 1350, AS ADOPTED PURSUANT
TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Chris Sharng, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Building Control, Inc. for the period ended March 31, 2003;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluate the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Chris Sharng Chris Sharng Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER
DESCRIPTION

Exhibit 99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.