Form 10-Q
period 2003-06-30
AMERICAN BUILDING CONTROL INC
filed 2003-08-08
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

AMERICAN BUILDING CONTROL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction	75-2626358 (I.R.S. Employer
Of incorporation or organization)	Identification No.)

1301 WATERS RIDGE DRIVE
LEWISVILLE, TEXAS	75057
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 353-6458

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [  ] No [X]

     As of July 15, 2003, 14,148,388 shares of the Registrant’s Common Stock were outstanding.

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

ii

PART I

ITEM 1.      FINANCIAL STATEMENTS

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$7,897	$16,436
Marketable securities	1,531	—
Trade accounts receivable, net	4,895	4,955
Inventories	3,780	4,357
Receivable from Honeywell International, Inc. - current portion	3,600	3,600
Prepaid expenses and other current assets	1,397	1,165
Net assets of discontinued operations	194	1,833

Total current assets	23,294	32,346
Property and Equipment, net	9,729	10,518
Other Assets:
Goodwill, net	5,228	5,332
Other intangible assets, net	188	330
Receivable from Honeywell International, Inc. - less current portion	1,800	1,800
Other assets	283	290

Total assets	$40,522	$50,616

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,906	$3,201
Accrued expenses	3,015	4,068
Accrued compensation	1,458	1,556
Royalty claim on assignment agreement	229	715
Severance - current portion	1,075	792
Other current liabilities	986	1,115
Deferred income - current portion	624	1,038
Net liabilities of discontinued operations	1,339	2,145

Total current liabilities	11,632	14,630
Long-Term Liabilities
Financing obligation	6,600	6,600
Deferred income - less current portion	1,363	1,038
Royalty claim on assignment agreement - less current portion	203	—
Severance - less current portion	88	914

Total long-term liabilities	8,254	8,552
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 17,634,238 and 17,494,238 shares issued at June 30, 2003 and December 31, 2002, respectively	176	175
Additional paid-in-capital	162,615	162,269
Deferred stock compensation	(124)	—
Accumulated deficit	(104,392)	(97,354)
Accumulated other comprehensive income	85	50
Treasury stock, at cost (3,485,850 and 3,467,650 common shares at June 30, 2003 and December 31, 2002)	(38,701)	(38,683)

Total stockholders’ equity	20,636	27,434

Total liabilities and stockholders’ equity	$40,522	$50,616

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended June 30,

	2003	2002

Net sales	$9,847	$11,861
Cost of sales (exclusive of depreciation shown seperately below)	7,387	8,558

Gross profit	2,460	3,303
Other operating costs:
Selling, general and administrative	5,459	5,268
Depreciation and amortization	564	597

	6,023	5,865

Operating loss	(3,563)	(2,562)
Other income (expense):
Interest expense	(185)	(838)
Interest income	29	11
Foreign exchange gains	25	—
Other, net	154	361

	23	(466)

Loss before income taxes and discontinued operations	(3,540)	(3,028)
Income tax benefit	—	84

Loss from continuing operations	(3,540)	(2,944)
Loss from discontinued operations, net of tax expense of $32 in 2002	(782)	(48)

Net loss	(4,322)	(2,992)
Dividend requirements on preferred stock	(29)	(29)

Net loss allocable to common stockholders	$(4,351)	$(3,021)

Basic and diluted loss per share from:
Continuing operations	$(0.25)	$(0.21)
Discontinued operations	(0.06)	(0.00)

Basic and diluted loss per share	$(0.31)	$(0.21)

Number of common shares used in computations:
Basic	14,149,199	14,046,588
Diluted	14,149,199	14,046,588

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Six months ended June 30,

	2003	2002

Net sales	$21,242	$21,632
Cost of sales (exclusive of depreciation shown seperately below)	15,159	15,427

Gross profit	6,083	6,205
Other operating costs:
Selling, general and administrative	10,333	9,617
Depreciation and amortization	1,068	1,233

	11,401	10,850

Operating loss	(5,318)	(4,645)
Other income (expense):
Interest expense	(484)	(1,638)
Interest income	48	13
Foreign exchange gains	25	—
Other, net	192	396

	(219)	(1,229)

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(5,537)	(5,874)
Income tax benefit	—	84

Loss from continuing operations	(5,537)	(5,790)
Income (loss) from discontinued operations, net of tax benefit of $397 in 2002	(1,446)	1,572

Loss before cumulative effect of accounting change	(6,983)	(4,218)
Cumulative effect of accounting change:
Cumulative effect of accounting change - continuing operations	—	(14,762)
Cumulative effect of accounting change - discontinued operations	—	(11,353)

Net loss	(6,983)	(30,333)
Dividend requirements on preferred stock	(58)	(58)

Net loss allocable to common stockholders	$(7,041)	$(30,391)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.40)	$(0.42)
Discontinued operations	(0.10)	0.11
Cumulative effect of accounting change - continuing operations	—	(1.05)
Cumulative effect of accounting change - discontinued operations	—	(0.81)

Basic loss per share	$(0.50)	$(2.17)

Number of common shares used in computations:
Basic	14,084,844	14,046,588
Diluted	14,084,844	14,046,588

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,

	2003	2002

Operating Activities:
Net loss	($6,983)	($30,333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	26,115
Loss (gain) on disposal of fixed assets	156	(12)
Deferred compensation expense	21	—
Other compensation expense	202	—
Amortization of deferred income	238	—
Depreciation and amortization	1,118	1,708
Provision for losses on accounts receivable	274	11
Non-cash charges reversed	(341)	—
Mark-to-market interest rate swap	83	—
Changes in operating assets and liabilities:
Trade accounts receivable	(202)	(726)
Inventories	597	(784)
Prepaid and other current assets	(8)	575
Income taxes	—	6,035
Other assets	149	(46)
Trade accounts payable	(328)	7
Accrued and other current liabilities	(2,768)	1,384

Net cash provided by (used in) operating activities	(7,792)	3,934

Investing Activities:
Purchases of property and equipment	(567)	(715)
Proceeds received from sales of property and equipment	1,462	—
Purchases of marketable securities	(1,531)	—
Earnout payments on prior acquisitions	(73)	(237)

Net cash used in investing activities	(709)	(952)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,

	2003	2002

Financing Activities:
Net repayments on revolving line of credit	—	(4,283)
Repayments on other debt	—	(177)
Purchases of treasury stock	(18)	—
Payment of preferred stock dividends	(58)	(58)

Net cash used in financing activities	(76)	(4,518)

Net decrease in cash and cash equivalents	(8,577)	(1,536)
Effect of exchange rate changes on cash	38	201
Cash and cash equivalents, beginning of period	16,436	3,300

Cash and cash equivalents, end of period	$7,897	$1,965

Supplemental cash flow information:
Cash paid during the year for:
Interest	$292	$1,086

Income taxes	$7	$33

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

On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments, plus the transfer of certain liabilities (“Honeywell Asset Sale”). The financial statements have been restated to reflect the CCTV business as discontinued operations for all periods presented.

Nature of Operations

Following the Honeywell Asset Sale, the Company, which is headquartered in Lewisville, Texas, is focused on designing, marketing, selling and servicing specialty security products in industrial, governmental and consumer surveillance markets worldwide. The Company also has a small operation based in Switzerland.

The Company has two operating segments: the Professional Security Group (“PSG”), whose primary focus is access control products, and the Diversified Sales Group (“DSG”) which markets products to the consumer/ do-it-yourself business as well as its industrial video and alarm management businesses. A third segment, Corporate, provides human resources, legal, financial, information technologies, accounting, internal audit and reporting functions.

Principles of Consolidation

The consolidated financial statements include the accounts of American Building Control, Inc. (formerly known as Ultrak, Inc.), a Delaware corporation, and its wholly-owned subsidiaries. These companies are collectively referred to as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation.

Local currencies are considered the functional currencies for the Company’s Swiss operations. Assets and liabilities are translated into U.S. Dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. Dollars at the average monthly exchange rates prevailing during the year.

Stock-Based Compensation

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Based on the 2002 Stock Option Incentive, the vesting period varies based on individual grants and is determined by the Compensation Committee of the Board of Directors. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options as of December 20, 2002.

With the exception of the options issued as compensation expense to the Company’s former CEO, Mr. George Broady (see note 8 - 2002 Executive and Management Severance - to the Company’s Consolidated Financial Statements), no compensation cost related to stock options is reflected in the statements of operations as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on operations and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation (in thousands):

	Three months ended June 30,

	2003	2002

Net loss from continuing operations allocable to common stockholders:
As reported	$(3,569)	$(2,973)
Deduct: Total stock-based compensation under fair value based method for all awards, net of taxes	(109)	(232)

Pro forma	$(3,678)	$(3,205)

Basic and diluted loss per share from continuing operations
As reported	$(0.25)	$(0.21)
Pro forma	$(0.26)	$(0.23)

	Six months ended June 30,

	2003	2002

Net loss from continuing operations allocable to common stockholders:
As reported	$(5,595)	$(5,848)
Deduct: Total stock-based compensation under fair value based method for all awards, net of taxes	(109)	(464)

Pro forma	$(5,704)	$(6,312)

Basic and diluted loss per share from continuing operations
As reported	$(0.40)	$(0.42)
Pro forma	$(0.40)	$(0.45)

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of a range of 55 to 80 percent; risk-free interest rates ranging from 4.0 to 6.5 percent; no dividend yield; and expected lives of one to seven years.

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

The table below shows the roll-forward of warranty accrual for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three months ended June 30,

	2003	2002

Beginning balance	$143	$79
Charged to expense	16	15
Usage	—	(11)

Closing balance	$159	$83

	Six months ended June 30,

	2003	2002

Beginning balance	$128	$63
Charged to expense	32	31
Usage	(1)	(11)

Closing balance	$159	$83

Marketable Securities

The Company accounts for its marketable securities, all of which are designated as available for sale, using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on securities available for sale are reported as income in the period of sale.

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

According to the Asset Purchase Agreement, the $5.4 million receivable was to be paid to the Company in three equal installments, every six months beginning in May 2003, less any claims or purchase price adjustments resulting from changes to the proposed closing balance sheet provided to Honeywell in March 2003. Adjustments to the purchase price are based on the difference between the final closing balance sheet and $28,389,000. On March 10, the Company submitted a proposed closing balance sheet that increased the purchase price by approximately $3.8 million. On April 9, Honeywell challenged the proposed closing balance sheet and, through several subsequent amendments, proposed a reduction in the purchase price of approximately $4.7 million.

As of August 6, 2003, the Company and Honeywell have not resolved their differences. Pursuant to the terms of the Asset Purchase Agreement, the Company and Honeywell have engaged an independent accounting firm to render a binding decision on the dispute. A final resolution is not expected until the fourth quarter of 2003. Accordingly, payments due under the holdback provision have not been made according to the payment schedule.

Note 3: Trade Accounts Receivable

Supplemental information on net trade accounts receivable (in thousands):

	June 30,	December 31,
	2003	2002

Gross trade accounts receivable	$5,450	$5,357
Less: allowance for doubtful accounts	(555)	(402)

	$4,895	$4,955

Note 4: Earnings Per Share

The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

For the three and six months ended June 30, 2003 and 2002, 1,074,635 and 1,446,221 stock options were outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the three and six months ended June 30, 2003 and 2002, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive. Additionally 300,000 stock purchase warrants are excluded from the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

Note 5: Income Taxes

The Company’s effective income tax rate for the three and six months ended June 30, 2003 and 2002 differed from the federal statutory rate primarily due to losses for which no benefit was taken.

Note 6: Comprehensive Loss

Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended June 30,

	2003	2002

Net loss	$(4,322)	$(2,992)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(5)	—
Currency translation adjustment	51	1,538

	$(4,276)	$(1,454)

	Six months ended June 30,

	2003	2002

Net loss	$(6,983)	$(30,333)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(5)	—
Currency translation adjustment	44	1,581

	$(6,945)	$(28,752)

Note 7: Goodwill and Other Intangible Assets

Under SFAS No. 142, Goodwill and Intangible Assets, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Professional Security Group (“PSG”) segment has two reporting units: U.S. Monitor Dynamics, Inc. (“MDI”) and International MDI; the Diversified Sales Group (“DSG”) segment has four reporting units: the consumer/do-it-yourself business (“SecurityandMore™”), ABM Data Systems (“ABM”), Industrial Vision Source (“IVS”) and Mobile Video Products (“MVP”). In performing its impairment analysis under SFAS 142, the Company completes a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to the carrying value to determine if an impairment may exist. If the carrying value of the reporting unit exceeds the fair value, the second step involves comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units underlying the segments are estimated using discounted cash flow methodology or recent comparable transactions.

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

As of June 30, 2003, the net carrying value of the Company’s goodwill, by segment, is as follows (in thousands):

	PSG	DSG	Total

Net carrying value at December 31, 2002	$3,953	$1,379	$5,332
Settlement of earnout payment on previous acquisition	(104)	—	(104)

Net carrying value at June 30, 2003	$3,849	$1,379	$5,228

On April 25, 2003, the Company negotiated a full and final release of claims to fulfill its obligation to the former owners of MDI-Switzerland, formerly known as Multi Concepts Systemes S.A., pursuant to the purchase agreement executed in April 1999. This claim of $221,000 is being paid in three equal installments during the second, third and fourth quarters of 2003. As a result of this settlement, the Company reduced its related liability of $325,000 and goodwill by $104,000.

Intangible assets consist of the following (in thousands):

		June 30, 2003			December 31, 2002
	Weighted
	average	Gross		Net	Gross		Net
	amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value

Intangible assets subject to amortization
Patents and trademarks	17.1	$98	(47)	51	$98	(42)	56
Licensing agreements	3.7	80	(80)	—	80	(80)	—
Loan origination fees	2.0	549	(412)	137	549	(275)	274

Total amortized intangible assets		$727	(539)	188	$727	(397)	330

Amortization expense related to intangible assets subject to amortization was $72,000 and $92,000 for the three months ended June 30, 2003 and 2002, respectively.

Amortization expense related to intangible assets subject to amortization was $142,000 and $162,000 for the six months ended June 30, 2003 and 2002, respectively.

The aggregate estimated future amortization expense for intangible assets for each of the five succeeding years as of June 30, 2003 is as follows (in thousands):

Remainder of 2003	$140
2004	7
2005	7
2006	7
2007	7

Total	$168

Note 8: Severance and Other Accrued Expenses

As of December 31, 2002, the Company had accruals for severance and other accrued expenses. A detail of these accruals is as follows (in thousands):

	Accrued at		Amount	Accrued at
	December 31,	2003 charge	paid in	June 30,
	2002	(credit)	cash	2003

Ohio severance	$109	$(27)	$(82)	—
2002 Executive and management severance	1,706	(76)	(915)	715
Royalty claim	715	(90)	(193)	432
Zurich lease	230	(148)	(82)	—
2003 Corporate and executive headcount reduction	—	456	(8)	448

	$2,760	$115	$(1,280)	$1,595

Ohio Severance

On June 5, 2002, the Company announced the closure of its manufacturing facility in Carroll, Ohio (the “Ohio Plant”) after evaluating all aspects of the closure, including operational and economic considerations. As of December 31, 2002, the Company had accrued $109,000 in severance costs in connection with the closure of the Ohio Plant. The Company paid approximately $82,000 in severance costs during the first quarter of 2003 to fulfill its severance obligations to former employees of the Ohio facility. During the second quarter of 2003, $27,000 was credited to discontinued operations due to favorable settlement.

2002 Executive and Management Severance

During the fourth quarter of 2002, the Company decided to sever a number of its executives including the past two CEOs, the Chief Operating Officer, the Senior Vice-President of the domestic sales group and the Vice-President of Marketing. At December 31, 2002, unpaid obligations related to executive and management severance was $1,706,000. The Company paid $287,000 related to these obligations during the first quarter of 2003 and $628,000 during the second quarter of 2003. Payments during the second quarter included $512,000 paid to the former Chief Executive Officer (“CEO”), George Broady for the acceleration of the final 18 months, discounted at 6%, of his three-year severance, after the Board approved the accelerated payment. As a result of this accelerated payment, the Company adjusted its liability estimate and recorded a credit of $76,000 in selling, general and administrative costs during the second quarter of 2003.

Mr. Broady will continue to receive severance payments on a bi-weekly basis through the end of June 2004. Also in April 2003, Mr. Broady’s employment was re-instated, as an assistant to the current CEO, Mr. Bryan C.W. Tate, for a 12-month period, at a salary of $2,500 a month plus a grant of 300,000 stock options at an exercise price of $0.90 per share. These options vested immediately upon issuance and resulted in a $202,000 expense in the second quarter of 2003.

Royalty Claim

On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 for all past royalty claims in connection with a patent on electronic monitoring and surveillance devices for the purpose of security and behavior modification in public transportation vehicles. A down payment of $156,000, representing 25% of the settlement, was paid during April 2003. The remaining amount, plus interest, will be paid in monthly installments of $21,000 over the ensuing 24 months. As a result of this settlement, the Company adjusted its liability estimate and recorded a credit of $90,000 in the second quarter of 2003.

Zurich Lease

In May 2003, the Company settled its remaining lease obligation for its Zurich, Switzerland office for approximately $80,000, which was paid in the second quarter of 2003. As a result of this settlement, the Company adjusted its liability estimate and recorded a credit of $148,000 in operating expenses during the second quarter of 2003.

2003 Corporate and Executive Headcount Reduction

After the Honeywell Asset Sale, the Company’s management determined that the ongoing operations could not support the current corporate overhead structure. On April 30, 2003, the Company terminated certain corporate personnel, including the Company’s Senior Vice-President and General Counsel. The Company recognized approximately $456,000 in expense related to these severance obligations during the second quarter of 2003. The severance obligations will be paid in varying amounts on a bi-weekly basis through December 2004.

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

     PSG

     The PSG segment consists primarily of the access control sales in the United States to professional security dealers, installers and certain large-end users of professional security products, including the U.S. Government. The domestic access control business is supplemented by an international integration and distribution business based in Switzerland. The product range for the international unit is the same as the one for the U.S.

     DSG

     DSG includes four components; the consumer/do-it-yourself business, the industrial video business, the alarm management business and the mobile video product business.

     The consumer do-it-yourself business, “SecurityandMore™”, includes a call center and Internet site, SecurityandMore.com, which focuses on consumer oriented security products.

     The Industrial Vision Source (“IVS”) and Mobile Video Products (“MVP”) businesses cater to the video and security needs of manufacturing facilities, scientific labs, research organizations and mass transit vehicles.

     The alarm management business, ABM Data Systems, Inc. (“ABM”), sells software products to central monitoring stations that are owned by either proprietary organizations such as large university campuses or commercial operators such as surveillance companies.

     Corporate

     The corporate functions of legal, financial, information technologies, internal audit, accounting and reporting are located in Lewisville, Texas. Corporate revenue is derived primarily from the service center.

	PSG	DSG	Corporate	Total

Three months ended June 30, 2003
Total revenue	$3,804	$5,980	$70	$9,854
Intersegment revenue	(7)	—	—	(7)

Revenue from external customers	$3,797	$5,980	$70	$9,847

Gross profit	$1,465	$962	$33	$2,460
Selling, general and administrative expenses	2,435	1,423	1,601	5,459
Depreciation and amortization expense	265	31	268	564

Operating loss	$(1,235)	$(492)	$(1,836)	$(3,563)

Three months ended June 30, 2002
Total revenue	$7,820	$6,013	$109	$13,942
Intersegment revenue	(1,990)	—	(90)	(2,080)

Revenue from external customers	$5,830	$6,013	$19	$11,862

Gross profit	$2,152	$1,182	$(31)	$3,303
Selling, general and administrative expenses	1,484	708	3,076	5,268
Depreciation and amortization expense	9	31	557	597

Operating profit (loss)	$659	$443	$(3,664)	$(2,562)

Six months ended June 30, 2003
Total revenue	$8,850	$12,373	$70	$21,293
Intersegment revenue	(49)	(2)	—	(51)

Revenue from external customers	$8,801	$12,371	$70	$21,242

Gross profit	$3,518	$2,532	$33	$6,083
Selling, general and administrative expenses	4,789	2,467	3,077	10,333
Depreciation and amortization expense	474	51	543	1,068

Operating profit (loss)	$(1,745)	$14	$(3,587)	$(5,318)

Six months ended June 30, 2002
Total revenue	$11,838	$13,135	$108	$25,081
Intersegment revenue	(3,289)	(70)	(90)	(3,449)

Revenue from external customers	$8,549	$13,065	$18	$21,632

Gross profit	$3,278	$2,958	$(31)	$6,205
Selling, general and administrative expenses	3,269	1,396	4,952	9,617
Depreciation and amortization expense	23	63	1,147	1,233

Operating profit (loss)	$(14)	$1,499	$(6,130)	$(4,645)

     Geographic Information (in thousands):

	Three months ended June 30,

	2003	2002

Sales:
United States	$9,545	$11,561
Switzerland	302	300

	$9,847	$11,861

	Six months ended June 30,

	2003	2002

Sales:
United States	$19,430	$21,062
Switzerland	1,812	570

	$21,242	$21,632

Note 10: Stock Repurchase

     On March 12, 2003, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s Common Stock through April 12, 2003. The Company purchased 18,200 shares for approximately $18,000 under this plan. There is no immediate plan to purchase more shares.

Note 11: CEO Compensation Package

     In April 2003, a compensation package for the Company’s Chief Executive Officer (“CEO”), Mr. Bryan C.W. Tate, was approved by the Compensation Committee of the Board of Directors. The package included a base salary of $250,000 and 280,000 stock options - half of which vested immediately and the other half vests one year from the grant date. The CEO was also granted 140,000 restricted shares of common stock, pursuant to the Stock Incentive Plan approved by the stockholders in 2002, which will vest in two equal installments of 70,000 shares on January 1, 2004 and January 1, 2005, respectively. The value of the stock on the date of grant was approximately $145,000 and was recorded as an increase to common stock and additional paid-in capital with a corresponding increase to deferred stock compensation. The Company will recognize this compensation expense ratably over the vesting period. During the second quarter of 2003, the Company recognized approximately $21,000 of deferred stock compensation as compensation expense. The compensation package also includes regular benefits, $750 per month car allowance and some relocation assistance.

Note 12: Sale of Ohio Land and Building

     On April 7, 2003, the Company completed the sale of its land and building in Carroll, Ohio for net cash proceeds of approximately $1,419,000. This transaction resulted in a net gain from discontinued operations of approximately $52,000 during the second quarter of 2003.

Note 13: Liquidation of International Entities

     As a result of the sale of the CCTV business to Honeywell, most of the Company’s international entities no longer have any business activities. Excluding the access control business in Switzerland, the Company has begun the process to liquidate most of its international entities. During the liquidation process, certain claims have been made against the Company’s French, Belgian and German entities. Based on an estimation of settlement, the Company recorded an accrual for these claims of approximately $330,000 in discontinued operations during the second quarter of 2003.

Note 14: Marketable Securities

     During the second quarter of 2003, the Company purchased $1.5 million in callable government securities from the Federal Home Loan Bank (“FHLB”) and the Federal National Mortgage Association (“FNMA”). The Company has classified these investments as available for sale (see note 1 to the Company’s Consolidated Financial Statements for additional detail). The following table summarizes these securities (in thousands):

Security	Coupon	Callable	Maturity	Amortized	Unrealized	Market
Type	Rate	Date	Date	Cost	Loss	Value

FHLB	5.75%	8/14/2003	8/14/2012	$202	$1	$201
FHLB	6.53%	8/28/2003	8/28/2014	253	1	252
FHLB	6.50%	3/15/2004	3/15/2017	571	3	568
FMNA	5.50%	4/16/2004	4/16/2018	510	—	510

				$1,536	$5	$1,531

     The Company accrued $26,000 of interest income in the period for unpaid interest on these obligations.

Note 15: New Accounting Pronouncements

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. As of June 30, 2003, the Company does not have any instruments that meet the scope and definition outlined in SFAS No. 150, and therefore does not believe that the implementation of this statement will have a material effect on its financial position, results of operations or cash flows.

     In June 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 addresses how to determine whether an arrangement with multiple deliverables contains more than one unit of accounting and, if so, how the arrangement consideration should be measured and allocated to the separate units of accounting. It applies to all deliverables within contractually binding arrangements in all industries under which a vendor will perform multiple revenue-generating activities, with limited exceptions. It is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the implementation of this statement will have a material effect on its financial position, results of operations or cash flows.

Note 16: Subsequent Events

On July 31, 2003, the Company reached a settlement with Silent Witness with respect to a patent infringement dispute over U.S. Patent No. RE37,709 (the “Patent”). Under the terms of the settlement reached after mediation, Silent Witness agreed to pay the Company $800,000 royalties for its past use of the Patent and has entered into a license agreement with the Company covering its future use of the Patent. The $800,000 payment is to be made over eight annual installments, with the first payment made in August 2003.

The Patent pertains to electronic monitoring and surveillance devices installed in public transportation vehicles, for the purpose of security and behavior modification. The Company acquired the Patent, which was upheld and re-issued in 2002 after a complete re-examination, from Mr. Jerold Forsberg in 1995. The Company settled a royalty dispute with Mr. Forsberg in April 2003 (see note 8 to the Company’s Consolidated Financial Statements for additional detail).

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Financial statements for the three and six months ended June 30, 2003 and 2002 report the Company’s CCTV Business as discontinued operations (see note 1 to the Company’s Consolidated Financial Statements for additional detail).

     The results of operations are discussed as a whole, and where appropriate, by segment (see note 9 to the Company’s Consolidated Financial Statements for additional detail).

     The following table contains information regarding the percentage of net sales of certain income and expense items for the three and six months ended June 30, 2003 and 2002 and the percentage changes in these income and expense items from year to year:

			Percentage Increase			Percentage Increase
	Percentage of Net		(Decrease) Between	Percentage of Net		(Decrease) Between
	Sales		Periods	Sales		Periods

	Three months ended			Six months ended
	June 30,			June 30,
	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002

Net Sales	100.0%	100.0%	-17.0%	100.0%	100.0%	-1.8%
Cost of sales	75.0%	72.2%	-13.7%	71.4%	71.3%	-1.7%
Gross profit	25.0%	27.8%	-25.5%	28.6%	28.7%	-2.0%
Operating expenses:
Selling, general and administrative	55.4%	44.4%	3.6%	48.6%	44.5%	7.4%
Depreciation and amortization	5.7%	5.0%	-5.5%	5.0%	5.7%	-13.4%
Operating loss	-36.2%	-21.6%	39.1%	-25.0%	-21.5%	14.5%
Other income (expense)	0.2%	-3.9%	-104.9%	-1.0%	-5.7%	-82.2%
Loss before taxes, discontinued operations and cumulative effect of accounting change	-36.0%	-25.5%	16.9%	-26.3%	-27.2%	-5.7%
Loss from continuing operations	-36.0%	-24.8%	20.2%	-26.1%	-26.8%	-4.4%
Income (loss) from discontinued operations	-7.9%	-0.4%	1529.2%	-6.8%	7.3%	-192.0%
Cumulative effect of accounting change	0.0%	0.0%	0.0%	0.0%	-120.7%	-100.0%
Net loss	-43.9%	-25.2%	44.5%	-32.9%	-140.2%	-77.0%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     For the three months ended June 30, 2003, net sales were $9.8 million, a decrease of $2.0 million (17%) over the same period in 2002. Sales in the PSG segment decreased $2.0 million (35%), to $3.8 million during the second quarter of 2003 compared to $5.8 million during the same period in 2002. The decrease was due to a $1.2 million decline in the sales of closed-circuit television (“CCTV”) products that were sold as part of the access control projects in the domestic market, as well as a $0.7 million decrease in the access control products sold to commercial accounts. After the Honeywell Asset Sale, the Company’s CCTV sales are limited to the Federal Government customers, as part of the access control projects, as an integrator or to do-it-yourself customers. Sales in the DSG segment were $6.0 million during the second quarter of 2003, unchanged from the same period in 2002. The $0.4 million increase in sales to a national retailer in the consumer do-it-yourself business was offset by slight declines in the mobile video, industrial video and alarm management businesses.

     Gross profit margins declined from 27.8% during the three months ended June 30, 2002 to 25.0% during the three months ended June 30, 2003. The margin decrease is attributed to an additional $0.3 million of charges in the DSG segment for slow moving and obsolete inventory as a result of changes in product lines and sales forecasts. Without these charges, the gross profit margin for the three months ended June 30, 2003 would have been 28.0%. The new generation of the SAFEnet product line continues to grow as a percentage of total access control sales and contributed to the improved margins in the PSG segment.

     Selling, general and administrative expenses (“SG&A”) were $5.5 million for the three months ended June 30, 2003, an increase of $0.2 million (4%) over the same period in 2002. Corporate SG&A decreased $1.5 million (48%), related primarily to expenses for executive positions that were eliminated in 2002. The positions of President, Chief Operating Officer and Senior Vice President of Sales were eliminated in 2002 and the Company does not intend to replace them. The Company also incurred an additional $0.4 million in severance costs and $0.1 million in legal fees related to patent litigation. Corporate SG&A also included $0.2 million in option compensation expense related to the Company’s former CEO. SG&A in the PSG segment went up $1.0 million (64%) during the three months ended June 30, 2003, for additional investment in engineering, marketing and customer support infrastructure in California and an increase in the sales and sales support personnel in Switzerland. SG&A expenses in the DSG segment were $0.7 million higher during the second quarter of 2003, due to additional advertising and marketing support for the consumer / do-it-yourself business.

     Depreciation and amortization expenses were $0.5 million for the three months ended June 30, 2003, a decrease of $0.1 million (9%) over the same period in 2002. This decrease resulted primarily from the $2.7 million write-down of the Company’s SAP system during the fourth quarter of 2002.

     Interest expenses during the three months ended June 30, 2003 were $0.2 million, compared to $0.8 million during the same period in 2002. The decrease was primarily related to $0.5 million of interest and loan amortization costs incurred in 2002 on the revolving credit facility that the Company paid in full with the proceeds received from the Honeywell Asset Sale in December 2002. Other income during the three months ended June 30, 2003 was $0.2 million, compared to $0.4 million during the same period in 2002. During the second quarter of 2003, the Company recorded other income for the sale of an investment and the amortized portion of deferred income related to the non-compete agreement in the Honeywell Asset Sale. The Company recorded $0.3 million of other income in the second quarter of 2002 related to successful patent enforcement.

     Losses from discontinued operations were $0.8 million during the three months ended June 30, 2003. The loss consisted of $0.3 million of estimated legal liabilities and $0.3 million of accrued legal fees related to claims made against the Company in France, Belgium and Germany as part of the liquidation of its international entities (see note 13 to the Company’s Consolidated Financial Statements for additional detail). The loss also included $0.1 million in additional professional fees related to the Honeywell Asset Sale.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

     For the six months ended June 30, 2003, net sales were $21.2 million, a decrease of $0.4 million (2%) over the same period in 2002. Sales in the PSG segment increased $0.3 million (3%) to $8.8 million during the first six months of 2003 compared to $8.5 million during the same period in 2002, mainly resulting from a sale to a French casino of approximately $1.1 million during the first quarter of 2003. The increase was offset by a $1.0 decrease in the CCTV products sold as part of access control projects as well as a decrease in access control business with domestic commercial accounts. Sales in the DSG segment declined $0.7 million (5%) to $12.4 million during the first quarter of 2003, compared to $13.1 million during the same period in 2002. Although sales in the consumer/do-it-yourself business increased $1.8 million as a result of additional sales to a national retailer, sales declined in the industrial video business ($1.4 million), the central station alarm management business ($0.8 million) and the mobile video business ($0.1 million).

     Gross profit margins were 28.6% during the six months ended June 30, 2003, virtually unchanged from the same period in 2002. The gross profit margin of 28.6% was after an additional $0.3 million of charges in DSG segment for slow moving and obsolete inventory as a result of changes in product lines and sales forecasts. Without these charges, the gross profit margin for the three months ended June 30, 2003 would have been 30.0%. The new generation of the SAFEnet product line continues to grow as a percentage of total access control sales and contributed to the improved margins in the PSG segment.

     The Company’s SG&A expenses were $10.3 million for the six months ended June 30, 2003, an increase of $0.7 million (7%) over the same period in 2002. SG&A expenses in the PSG segment increased $1.5 million (46%) during the six months ended June 30, 2003 for additional investment in engineering, marketing and customer support infrastructure in California and an increase in the sales and sales support personnel in Switzerland. SG&A expenses in the DSG segment were $1.1 million higher during the first six months of 2003 due to additional advertising and marketing support for the consumer/do-it-yourself business. SG&A in the Corporate segment decreased $1.9 million, related primarily to expenses for executive positions that were eliminated in 2002. The positions of President, Chief Operating Officer and Senior Vice President of Sales were eliminated in 2002 and the Company does not intend to replace them. Corporate S&A also included $0.2 million in option compensation expense related to the Company’s former CEO. The Company also incurred an additional $0.4 million in severance costs, $0.2 million in fees paid to former members of the Company’s Board of Directors and $0.1 million in legal fees related to patent litigation.

     Depreciation and amortization expenses were $1.0 million for the six months ended June 30, 2003, a decrease of $0.2 million (15%) over the same period in 2002. This decrease resulted primarily from the $2.7 million write-down of the Company’s SAP system during the fourth quarter of 2002.

     Interest expenses during the first six months of 2003 were $0.5 million, compared with $1.2 million during the same period in 2002. The decrease was primarily related to $1.1 million of interest and loan amortization costs incurred in 2002 on the revolving credit facility that the Company paid off in December 2002. Other income during the six months ended June 30, 2003 was $0.2 million, compared to $0.4 million during the same period in 2002. During the second quarter of 2003, the Company recorded other income for the sale of an investment and the amortized portion of deferred income related to the non-compete agreement in the Honeywell Asset Sale. The Company recorded $0.3 million of other income in the second quarter of 2002 related to successful patent enforcement.

     Losses from discontinued operations were $1.5 million during the six months ended June 30, 2003. These losses included $0.3 million of write-offs related to CCTV equipment not transferred to Honeywell, $0.3 million of estimated legal liabilities and $0.3 million of accrued legal fees related to claims against the Company in France, Belgium and Germany as part of the liquidation of its international entities (see note 13 to the Company’s Consolidated Financial Statements for additional detail). The loss also includes $0.2 million in additional professional fees and $0.1 million in additional personnel expenses in Belgium and Ohio.

     Financial Condition, Liquidity and Capital Resources

     In the first six months of 2003, the Company’s cash and cash equivalents decreased from $16.4 million at December 31, 2002 million at June 30, 2003 to $7.9 million at June 30, 2003.

     The largest components of the net cash used in operations of $7.8 million were the $7.0 million net loss and the payment of accrued expenses. The Company used $1.5 million of cash to purchase a series of callable government securities. This was offset by cash provided by the sale of the Ohio facility for $1.4 million. Additionally, the Company used cash for capital expenditures of $0.6 million related to $0.3 million for a new enterprise planning system and $0.1 million for new technology license for the access control business.

     The callable securities have coupon rates ranging from 5.5 to 6.5 percent and mature from August 2012 to April 2018 (see note 14 to the Company’s Consolidated Financial Statements for additional detail). The Company believes that based on current interest rate projections, the government will choose to call these securities on the initial call date. This will limit the Company’s interest rate risk on these securities.

     If the Company receives a substantially unfavorable resolution in its dispute with Honeywell in connection with the Asset Purchase Agreement, (see note 2 to the Company's Consolidated Financial Statements for additional detail), the Company’s financial position and future cash flows will be materially and adversely impacted.

     During the next twelve months, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that the existing cash balances and marketable securities will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months.

Contractual Obligations and Commitments

     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of June 30, 2003 (in thousands):

	Total	2003	2004	2005	2006

Contractual obligations and commitments:
Operating leases	$1,456	$813	$392	$197	$54
Royalty obligation	532	137	262	108	25
Severance obligations	1,163	733	430	—	—
Compensation obligations	337	199	138	—	—

	$3,488	$1,882	$1,222	$305	$79

     The royalty obligation includes $432,000 in future payments for all past claims (see note 8 - Royalty Claim - to the Company’s Consolidated Financial Statements for additional detail) and a minimum annual payment of $25,000 per year for future obligations.

     The accrued severance at June 30, 2003 includes various severance obligations related to certain executive and management positions (see note 8 - 2002 Executive and Management Severance - to the Company’s Consolidated Financials for additional detail).

     The accrued compensation obligations represent retention bonus, change-of-control release payments and special bonuses owed to employees.

     In January 2002, the Company sold its corporate headquarters facility for $6.6 million. It was subsequently leased-back with an option to purchase at $6.9 million. During the close of the Honeywell Asset Sale, the landlord, Briarwood Capital Corporation, demanded and obtained an increase to the purchase price from $6.9 million to $7.55 million. If the Company intends to exercise this option, it must notify the owner of its intent to purchase no later than November 30, 2003 and must make payment no later than December 30, 2003. This amount is not included in the table since the Company is not contractually obligated to exercise this option.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

     Since the access control office in Switzerland is the Company’s only significant foreign-based operation, accounting for approximately 3% of the total consolidated sales during the second quarter of 2003 and 8% of the total consolidated sales during the six month ended June 30, 2003, the Company does not expect currency fluctuation to have a material adverse effect on its future consolidated financial position or results of operation.

Interest Rates

     An interest rate swap agreement with Bank One remains in effect through February 15, 2004. This agreement provides a fixed rate of 6.485% on $5.0 million of debt. This agreement generated net interest expense of $5,000 and $40,000 for the three and six months ended June 30, 2003, which consisted of interest due under the swap, offset by changes in the market value of the swap.

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

     None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders (the “Meeting”) on June 6, 2003 for the following purposes:

     1.          To elect persons as directors to hold office and until their successors elected and qualified with the nominees listed below receiving the respective votes set forth opposite their names:

		For	Withheld

a.	Lance Borvansky	9,270,651	1,064,180
b.	Ronald F. Harnisch	9,272,947	1,061,884
c.	Carlo R. Loi	9,271,951	1,062,880
d.	John C. Macaulay	9,272,951	1,061,880
e.	Bryan C. W. Tate	8,478,867	1,855,964

2.	To authorize the company’s Board of Directors to effect a reverse split by a ratio of between 1- for-2 and 1-for-10.

3.	To approve an amendment to the Company’s By-Laws to increase the stock ownership percentage required to call a special stockholders’ meeting from 10% to 25%.

4.	To ratify the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 31, 2003.

The following votes were cast at the Meeting on Proposals 2 through 4:

Proposal	For	Against	Abstain

2. 3. 4.	4,269,018 2,022,371 9,858,997	5,755,568 7,475,743 185,233	310,245 836,717 290,601

     As a result of the above, the five persons named above were confirmed as directors, Proposal 4 was approved, and Proposals 2 and 3 were not approved.

ITEM 5.      OTHER INFORMATION

     None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits. The following is a list of the Exhibits filed with this Form 10-Q.

31.1 – Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

A Form 8-K was filed by the Company with the Securities and Exchange Commission on April 28, 2003 announcing the settlement of a disputed patent pertaining to electronic monitoring and surveillance devices installed in public transportation vehicles.

A Form 8-K was filed by the Company with the Securities and Exchange Commission on May 14, 2003 filing a press release announcing the Company’s March 31, 2003 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

Dated: August 8, 2003	By:	/s/ Chris Sharng

Chris Sharng
Senior Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit No. Description
31.1 – Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 – Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 – Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.