Form 10-Q
period 2003-09-30
AMERICAN BUILDING CONTROL INC
filed 2003-11-14
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [  ] No [X]

     As of November 1, 2003, 14,016,517 shares of the Registrant’s Common Stock were outstanding.

AMERICAN BUILDING CONTROL, INC.
FORM 10-Q

FORWARD LOOKING STATEMENTS
PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4: CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5: OTHER INFORMATION
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS

i

Forward Looking Statements

     Certain statements contained or incorporated in this quarterly report on Form 10-Q, which are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements are made in good faith by American Building Control, Inc. (the “Company”) pursuant to the “safe harbor” provisions of the Reform Act. These statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from any future results, performance or achievements, whether expressed or implied. These risks, uncertainties and factors include the timely development and acceptance of new products and services, the impact of competitive pricing, fluctuations in operating results, the ability to introduce new products and services, technological changes, reliance on intellectual property and other risks. The objectives set forth in this Form 10-Q are subject to change due to global market and economic conditions beyond the control of the Company.

ii

PART I

ITEM 1. FINANCIAL STATEMENTS

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$2,914	$16,436
Marketable securities	3,578	—
Trade accounts receivable, net	4,956	4,955
Inventories	3,883	4,357
Receivable from Honeywell International, Inc. - current portion	5,400	3,600
Prepaid expenses and other current assets	1,240	1,165
Net assets of discontinued operations	177	1,833

Total current assets	22,148	32,346
Property and Equipment, net	9,401	10,518
Other Assets:
Goodwill, net	5,228	5,332
Other intangible assets, net	118	330
Receivable from Honeywell International, Inc. - less current portion	—	1,800
Other assets	853	290

Total assets	$37,748	$50,616

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,949	$3,201
Accrued expenses	2,710	4,068
Accrued compensation	1,562	1,556
Royalty claim on assignment agreement	258	715
Severance - current portion	791	792
Other current liabilities	823	1,115
Deferred income - current portion	1,012	1,038
Net liabilities of discontinued operations	845	2,145

Total current liabilities	10,950	14,630
Long-Term Liabilities
Financing obligation	6,600	6,600
Deferred income - less current portion	465	1,038
Royalty claim on assignment agreement - less current portion	144	—
Severance - less current portion	88	914

Total long-term liabilities	7,297	8,552
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 17,634,238 and 17,494,238 shares issued at September 30, 2003 and December 31, 2002, respectively	175	175
Additional paid-in-capital	162,615	162,269
Deferred stock compensation	(104)	—
Accumulated deficit	(105,534)	(97,354)
Accumulated other comprehensive income	73	50
Treasury stock, at cost (3,485,850 and 3,467,650 common shares
at September 30, 2003 and December 31, 2002)	(38,701)	(38,683)

Total stockholders’ equity	19,501	27,434

Total liabilities and stockholders’ equity	$37,748	$50,616

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended September 30,

	2003	2002

Net sales	$10,668	$11,089
Cost of sales (exclusive of depreciation shown separately below)	6,843	7,638

Gross profit	3,825	3,451
Other operating costs:
Selling, general and administrative	4,288	4,781
Depreciation and amortization	552	644

	4,840	5,425

Operating loss	(1,015)	(1,974)
Other income (expense):
Interest expense	(180)	(531)
Interest income	85	10
Foreign exchange gains (losses)	(83)	—
Other, net	72	137

	(106)	(384)

Loss before income taxes and discontinued operations	(1,121)	(2,358)
Income tax benefit	—	(169)

Loss from continuing operations	(1,121)	(2,527)
Income from discontinued operations	11	1,591
Loss on disposal of discontinued operations	—	(700)

Net loss	(1,110)	(1,636)
Dividend requirements on preferred stock	(29)	(29)

Net loss allocable to common stockholders	$(1,139)	$(1,665)

Basic and diluted loss per share from:
Continuing operations	$(0.08)	$(0.18)
Discontinued operations	0.00	0.06

Basic and diluted loss per share	$(0.08)	$(0.12)

Number of common shares used in computations:
Basic	14,148,388	14,046,588
Diluted	14,148,388	14,046,588

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Nine months ended September 30,

	2003	2002

Net sales	$31,910	$32,721
Cost of sales (exclusive of depreciation shown separately below)	22,002	23,065

Gross profit	9,908	9,656
Other operating costs:
Selling, general and administrative	14,621	14,398
Depreciation and amortization	1,620	1,877

	16,241	16,275

Operating loss	(6,333)	(6,619)
Other income (expense):
Interest expense	(664)	(2,169)
Interest income	132	23
Foreign exchange gains (losses)	(58)	—
Other, net	266	533

	(324)	(1,613)

Loss before income taxes and discontinued operations	(6,657)	(8,232)
Income tax benefit	—	344

Loss from continuing operations	(6,657)	(7,888)
Income (loss) from discontinued operations	(1,436)	2,734
Loss on disposal of discontinued operations	—	(700)

Loss before cumulative effect of accounting change	(8,093)	(5,854)
Cumulative effect of accounting change:
Cumulative effect of accounting change - continuing operations	—	(14,762)
Cumulative effect of accounting change - discontinued operations	—	(11,353)

Net loss	(8,093)	(31,969)
Dividend requirements on preferred stock	(87)	(87)

Net loss allocable to common stockholders	$(8,180)	$(32,056)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.48)	$(0.57)
Discontinued operations	(0.10)	0.14
Cumulative effect of accounting change - continuing operations	—	(1.05)
Cumulative effect of accounting change - discontinued operations	—	(0.80)

Basic and diluted loss per share	$(0.58)	$(2.28)

Number of common shares used in computations:
Basic	14,107,932	14,046,588
Diluted	14,107,932	14,046,588

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,

	2003	2002

Operating Activities:
Net loss	($8,093)	($31,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	26,115
Loss (gain) on disposal of fixed assets	156	104
Realized foreign currency losses	83	—
Stock based compensation	243	—
Amortization of deferred income	(770)	—
Net present value of patent infringement settlement	(578)	—
Depreciation and amortization	1,620	2,511
Provision for losses on accounts receivable	43	97
Severance and exit cost accruals	(341)	—
Mark-to-market interest rate swap	134	—
Changes in operating assets and liabilities:
Trade accounts receivable	(53)	2,540
Inventories	494	562
Prepaid and other assets	380	1,664
Income taxes	—	6,785
Trade accounts payable	(455)	(3,591)
Accrued and other liabilities	(3,276)	(606)

Net cash provided by (used in) operating activities	(10,413)	4,212

Investing Activities:
Purchases of property and equipment	(340)	(707)
Software development costs	(400)	(510)
Proceeds received from sales of property and equipment	1,462	64
Proceeds from redemption of marketable securities	645	—
Purchases of marketable securities	(4,243)	—
Earnout payments on prior acquisitions	(148)	(237)

Net cash used in investing activities	($3,024)	($1,390)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,

	2003	2002

Financing Activities:
Net repayments on revolving line of credit	—	(2,745)
Repayments on other debt	—	(544)
Purchases of treasury stock	(18)	—
Payment of preferred stock dividends	(87)	(88)

Net cash used in financing activities	(105)	(3,377)

Net decrease in cash and cash equivalents	(13,542)	(555)
Effect of exchange rate changes on cash	20	122
Cash and cash equivalents, beginning of period	16,436	3,300

Cash and cash equivalents, end of period	$2,914	$2,867

Supplemental cash flow information:
Cash paid during the period for:
Interest	$510	$1,489

Income taxes	$338	$34

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

The Company has two operating segments: the Professional Security Group (“PSG”), whose primary focus is access control products, and the Diversified Sales Group (“DSG”) which markets products to the consumer/ do-it-yourself business as well as to its industrial video and alarm management businesses. A third segment, Corporate, provides human resources, legal, financial, information technologies, accounting, reporting functions and internal audit.

          Principles of Consolidation

The consolidated financial statements include the accounts of American Building Control, Inc. (formerly known as Ultrak, Inc.), a Delaware corporation, and its wholly owned subsidiaries. These companies are collectively referred to as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation.

The local currency is considered the functional currency for the Company’s Swiss operations. Assets and liabilities are translated into U.S. Dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. Dollars at the average monthly exchange rates prevailing during the year.

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

     Based on the 2002 Stock Option Incentive Plan, the vesting period varies based on individual grants and is determined by the Compensation Committee of the Board of Directors. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options as of December 20, 2002.

     With the exception of the options issued as compensation expense to the Company’s former CEO, Mr. George Broady, (see note 7 to the Company’s Consolidated Financial Statements–2002 Executive and Management Severance), no compensation cost related to stock options is reflected in the statements of operations as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on operations and per share data as if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation (in thousands):

	Three months ended September 30,

	2003	2002

Net loss from continuing operations allocable to common stockholders:
As reported	$(1,150)	$(2,556)
Deduct: Total stock-based compensation under fair value based method for all awards, net of taxes	(68)	(232)

Pro forma	$(1,218)	$(2,788)

Basic and diluted loss per share from continuing operations
As reported	$(0.08)	$(0.18)
Pro forma	$(0.09)	$(0.20)

	Nine months ended September 30,

	2003	2002

Net loss from continuing operations allocable to common stockholders:
As reported	$(6,744)	$(7,975)
Deduct: Total stock-based compensation under fair value based method for all awards, net of taxes	(192)	(464)

Pro forma	$(6,936)	$(8,439)

Basic and diluted loss per share from continuing operations
As reported	$(0.48)	$(0.57)
Pro forma	$(0.49)	$(0.60)

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

     The table below shows the roll-forward of warranty accrual for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three months ended September 30,

	2003	2002

Beginning balance	$159	$83
Charged to expense	14	19
Usage	—	(6)

Closing balance	$173	$96

	Nine months ended September 30,

	2003	2002

Beginning balance	$128	$63
Charged to expense	46	57
Usage	(1)	(24)

Closing balance	$173	$96

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

     According to the Asset Purchase Agreement, the $5.4 million receivable was to be paid to the Company in three equal installments, every six months beginning in May 2003, less any claims or purchase price adjustments resulting from changes to the proposed closing balance sheet provided to Honeywell in March 2003. Adjustments to the purchase price are based on the difference between the final closing balance sheet and $28,389,000. On March 10, 2003, the Company submitted a proposed closing balance sheet that increased the purchase price by approximately $3.8 million. On April 9, 2003, Honeywell disputed the proposed closing balance sheet and, through several subsequent amendments, ultimately proposed a reduction in the $36 million purchase price of approximately $5.9 million.

     As of November 6, 2003, the Company and Honeywell have not resolved their differences. Pursuant to the terms of the Asset Purchase Agreement, the Company and Honeywell have engaged an independent accounting firm to render a binding decision on the dispute. A final resolution is not expected until the fourth quarter of 2003. Accordingly, payments due under the holdback provision have not been made according to the payment schedule.

Note 3: Trade Accounts Receivable

     Supplemental information on net trade accounts receivable (in thousands):

	September 30,	December 31,
	2003	2002

Gross trade accounts receivable	$5,485	$5,357
Less: allowance for doubtful accounts	$(484)	(402)

	$5,001	$4,955

Note 4: Earnings Per Share

     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     For the three and nine months ended September 30, 2003 and 2002, 1,247,935 and 1,435,581 stock options were outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2003 and 2002, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Note 5: Comprehensive Loss

     Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended September 30,

	2003	2002

Net loss	$(1,110)	$(1,636)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(14)	—
Currency translation adjustment	(2)	(198)

	$(1,126)	$(1,834)

	Nine months ended September 30,

	2003	2002

Net loss	$(8,093)	$(31,969)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(20)	—
Currency translation adjustment	43	1,383

	$(8,070)	$(30,586)

Note 6: Goodwill and Other Intangible Assets

     Under SFAS No. 142, Goodwill and Intangible Assets, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Professional Security Group (“PSG”) segment has two reporting units: MDI Security Systems U.S. (“MDI”) and MDI Security Systems International; the Diversified Sales Group (“DSG”) segment has four reporting units: the consumer/do-it-yourself business (“SecurityandMore™”), ABM Data Systems (“ABM”), Industrial Vision Source (“IVS”) and Mobile Video Products (“MVP”). In performing its impairment analysis under SFAS 142, the Company completes a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to the carrying value to determine if an impairment may exist. If the carrying value of the reporting unit exceeds the fair value, the second step involves comparison of the implied fair value of the goodwill to the carrying value of the goodwill. The implied fair value of the goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In calculating an impairment charge, the fair value of the impaired reporting units underlying the segments are estimated using discounted cash flow methodology or recent comparable transactions.

     The Company completed its transitional impairment analysis as required by SFAS No. 142 as of January 1, 2002. As a result, the Company recorded a non-cash charge of approximately $14.8 million in the MDI Security Systems U.S. reporting unit to reduce the carrying value of its goodwill. Such charge is reflected as a cumulative effect of an accounting change in the accompanying statement of operations.

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

     As of September 30, 2003, the net carrying value of the Company’s goodwill, by segment, is as follows (in thousands):

	PSG	DSG	Total

Net carrying value at December 31, 2002	$3,953	$1,379	$5,332
Settlement of earnout payment on previous acquisition	(104)	—	(104)

Net carrying value at September 30, 2003	$3,849	$1,379	$5,228

     On April 25, 2003, the Company negotiated a full and final release of claims to fulfill its obligation to the former owners of MDI-Switzerland, formerly known as Multi Concepts Systemes S.A., pursuant to the purchase agreement executed in April 1999. This claim of $221,000 was paid in three equal installments during the second, third and fourth quarters of 2003. As a result of this settlement, the Company reduced its related liability of $325,000 and goodwill by $104,000.

     Intangible assets consist of the following (in thousands):

		September 30, 2003			December 31, 2002
	Weighted
	average	Gross		Net	Gross		Net
	amortization	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(years)	Value	Amortization	Value	Value	Amortization	Value

Intangible assets subject to amortization
Patents and trademarks	17.1	$98	$(48)	$50	$98	$(42)	$56
Licensing agreements	3.7	80	(80)	—	80	(80)	—
Loan origination fees	2.0	549	(480)	69	549	(275)	274

Total intangible assets subject to amortization		$727	$(608)	$119	$727	$(397)	$330

     Amortization expense related to intangible assets subject to amortization was $69,000 and $40,000 for the three months ended September 30, 2003 and 2002, respectively.

     Amortization expense related to intangible assets subject to amortization was $211,000 and $144,000 for the nine months ended September 30, 2003 and 2002, respectively.

     The aggregate estimated future amortization expense for intangible assets for each of the five succeeding years as of September 30, 2003 is as follows (in thousands):

Remainder of 2003	$70
2004	7
2005	7
2006	7
2007	7

Total	$98

Note 7: Severance and Other Accrued Expenses

     As of September 30, 2003, the Company had accruals for severance and other accrued expenses. A detail of these charges is as follows (in thousands):

	Accrued at		Amount	Accrued at
	December 31,	2003 charge	paid in	September 30,
	2002	(credit)	cash	2003

Ohio severance	$109	$(27)	$(82)	$—
2002 Executive and management severance	1,706	(76)	(1,122)	508
Royalty claim	715	(90)	(223)	402
Zurich lease	230	(148)	(82)	—
2003 Corporate and executive headcount reduction	—	456	(85)	371

	$2,760	$115	$(1,594)	$1,281

Ohio Severance

     On June 5, 2002, the Company announced the closure of its manufacturing facility in Carroll, Ohio (the “Ohio Plant”) after evaluating all aspects of the closure, including operational and economic considerations. As of December 31, 2002, the Company had accrued $109,000 in severance costs in connection with the closure of the Ohio Plant. The Company paid approximately $82,000 in severance costs during the first quarter of 2003 to fulfill its severance obligations to former employees of the Ohio facility. During the second quarter of 2003, $27,000 was credited to selling, general and administrative expense due to favorable settlements. Due to the favorable settlements, there is no additional liability relating to the closure of the Ohio facility.

     2002 Executive and Management Severance

     During the fourth quarter of 2002, the Company decided to sever a number of its executives including the past two CEOs, the Chief Operating Officer, the Senior Vice-President of the domestic sales group and the Vice-President of Marketing. At December 31, 2002, unpaid obligations related to executive and management severance was $1,706,000. The Company paid $287,000, $628,000 and $207,000 related to these obligations during the first quarter, second quarter and third quarter of 2003, respectively. Payments during the second quarter included $512,000 paid to former CEO George Broady for the acceleration of the final 18 months, discounted at 6%, of his three-year severance, after the Board approved the accelerated payment. As a result of this accelerated payment, the Company adjusted its liability estimate and recorded a credit of $76,000 in executive and management severance during the second quarter of 2003.

     Mr. Broady will continue to receive severance payments on a bi-weekly basis through the end of June 2004. Also in April 2003, Mr. Broady’s employment was re-instated, as an assistant to the CEO for a 12-month period, at a salary of $2,500 a month plus a grant of 300,000 stock options. These options vested immediately upon issuance and resulted in a $202,000 compensation (settlement) expense in the second quarter of 2003.

     Royalty Claim

     On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000, to be paid to the patent holder, for all past royalty claims in connection with U.S. Patent RE37, 709 (the “Patent”) on electronic monitoring and surveillance devices for the purpose of security and behavior modification in public transportation vehicles. An initial payment of $156,000, representing 25% of the settlement was paid during April 2003. The remaining amount, plus interest, is being paid in monthly installments of $21,000 over the ensuing 24 months. As a result of this settlement, the Company adjusted its liability estimate and recorded a credit of $90,000 to other income in the second quarter of 2003. This settlement allows the Company to enforce this Patent in the marketplace and collect future royalty income.

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

     2003 Corporate and Executive Headcount Reduction

     After the Honeywell Asset Sale, the Company’s management determined that the ongoing operations could not support the current corporate overhead structure. On April 30, 2003, the Company terminated certain corporate personnel, including the Company’s Senior Vice-President and General Counsel. The Company recognized approximately $456,000 in expense related to severance obligations during the third quarter of 2003.

Note 8: Segment Disclosures and Foreign Operations

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

     The consumer do-it-yourself business, “SecurityandMore™”, includes a call center and an e-commerce site, SecurityandMore.com, which focuses on consumer oriented security products.

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

     Corporate

     The corporate functions of legal, financial, information technologies, internal audit, accounting and reporting are located in Lewisville, Texas. Corporate revenue is derived primarily from service center repair activity.

	PSG	DSG	Corporate	Total

Three months ended September 30, 2003
Total revenue	$4,479	$6,125	$64	$10,668
Intersegment revenue	—	—	—	—

Revenue from external customers	$4,479	$6,125	$64	$10,668

Gross profit	$1,870	$1,874	$81	$3,825
Selling, general and administrative expenses	2,196	1,329	763	4,288
Depreciation and amortization expense	320	23	209	552

Operating (loss) income	$(646)	$522	$(891)	$(1,015)

Three months ended September 30, 2002
Total revenue	$3,364	$7,636	$158	$11,158
Intersegment revenue	(57)	(1)	(11)	(69)

Revenue from external customers	$3,307	$7,635	$147	$11,089

Gross profit	$1,362	$2,026	$63	$3,451
Selling, general and administrative expenses	1,434	412	2,934	4,781
Depreciation and amortization expense	142	19	483	644

Operating (loss) income	$(214)	$1,595	$(3,354)	$(1,974)

Nine months ended September 30, 2003
Total revenue	$13,329	$18,498	$134	$31,961
Intersegment revenue	$(49)	$(2)	$—	(51)

Revenue from external customers	$13,280	$18,496	$134	$31,910

Gross profit	$5,336	$4,458	$114	$9,908
Selling, general and administrative expenses	6,985	3,796	3,840	14,621
Depreciation and amortization expense	794	74	752	1,620

Operating (loss) income	$(2,443)	$588	$(4,478)	$(6,333)

Nine months ended September 30, 2002
Total revenue	$15,202	$20,771	$266	$36,239
Intersegment revenue	$(3,346)	$(71)	$(101)	(3,518)

Revenue from external customers	$11,856	$20,700	$165	$32,721

Gross profit	$4,640	$4,984	$31	$9,655
Selling, general and administrative expenses	4,703	1,808	7,886	14,397
Depreciation and amortization expense	165	82	1,630	1,877

Operating (loss) income	$(228)	$3,094	$(9,485)	$(6,619)

     Geographic Information (in thousands):

	Three months ended September 30,

	2003	2002

Sales:
United States	$10,613	$10,873
Switzerland	55	216

	$10,668	$11,089

	Nine months ended September 30,

	2003	2002

Sales:
United States	$30,043	$31,935
Switzerland	1,867	786

	$31,910	$32,721

Note 9: Stock Repurchase

     On March 12, 2003, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s Common Stock through April 12, 2003. The Company purchased 18,200 shares for approximately $18,000 under this plan. There is no immediate plan to purchase more shares.

Note 10: CEO Compensation Package

     In April 2003, the Compensation Committee of the Board of Directors approved a compensation package for the Company’s then Chief Executive Officer (“CEO”), Mr. Bryan C.W. Tate (see Note 16 to the Company's Consolidated Financial Statements — Subsequent Events for additional details). The package included a base salary of $250,000 and 280,000 stock options - half of which vested immediately and the other half vests one year from the grant date. The CEO was also granted 140,000 restricted shares of common stock, pursuant to the Stock Incentive Plan approved by the stockholders in 2002, which will vest in two equal installments of 70,000 shares on January 1, 2004 and January 1, 2005, respectively. The value of the stock on the date of grant was approximately $145,000 and was recorded as an increase to common stock and additional paid-in capital with a corresponding increase to deferred stock compensation. The Company will recognize this compensation expense ratably over the vesting period. During the third quarter of 2003, the Company recognized approximately $20,000 of deferred stock compensation as compensation expense. During the first nine months of 2003, the Company has recognized $41,000 of deferred stock compensation as compensation expense. The compensation package includes regular benefits, $750 per month car allowance and some relocation assistance.

Note 11: Sale of Ohio Land and Building

     On April 7, 2003, the Company completed the sale of its land and building in Carroll, Ohio for net cash proceeds of approximately $1,419,000. This transaction resulted in a net gain of approximately $52,000.

Note 12: Liquidation of International Entities

     As a result of the sale of the CCTV business to Honeywell, most of the Company’s international entities no longer have any business activities. Excluding the access control business in Switzerland, the Company has begun the process to liquidate most of its international entities. During the liquidation process, certain claims have been made against the Company’s French, Belgian and German entities. Based on an estimation of settlement, the Company recorded an accrual for these claims and related legal fees of approximately $0.6 million in discontinued operations during 2003.

Note 13: Marketable Securities

     During the first nine months of 2003, the Company purchased $3.6 million in callable government securities from the Federal Home Loan Bank (“FHLB”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FRMC”). The Company has classified these investments as available for sale (see note 1 to the Company’s Consolidated Financial Statements for additional detail). The following table summarizes these securities (dollars in thousands):

Security	Coupon	Callable	Maturity	Amortized	Unrealized	Market
Type	Rate	Date	Date	Cost	Loss (gain)	Value

FHLB	6.50%	3/15/2004	3/15/2017	$571	$10	$561
FHLB	6.59%	8/6/2004	8/6/2014	128	2	126
FNMA	5.50%	4/16/2004	4/16/2018	510	4	506
FNMA	6.25%	2/17/2004	2/17/2017	118	2	116
FNMA	5.63%	2/23/2004	2/23/2014	77	1	76
FNMA	5.64%	12/10/2003	12/10/2008	51	1	50
FNMA	6.13%	11/12/2003	8/12/2018	500	(3)	503
FRMC	6.15%	9/25/2003	9/25/2017	1,514	3	1,511
FRMC	6.35%	5/15/2004	5/15/2016	129	—	129

				$3,598	$20	$3,578

Note 14: Other Assets:

     On July 31, 2003, the Company reached a settlement with Silent Witness Enterprises, Ltd., (“Silent Witness”) with respect to a patent infringement dispute over the “Patent"(see note 7 to the Company’s Consolidated Financial Statements - Royalty Claim - for more detail). Silent Witness agreed to pay the Company $800,000 in royalties for its past use of the Patent. During August 2003 the Company received $100,000 in cash, the first of eight annual installments, as royalty income. The Company recognized $497,000, in royalty income net of $181,000 in legal fees, representing the August 2003 payment and the net present value of the discounted future seven annual payments to be received from Silent Witness.

Note 15: New Accounting Pronouncements

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

Note 16: Subsequent Events

On October 3, 2003, Board Member Ronald Harnisch resigned from the Board. Following Mr. Harnisch’s resignation, the Board of Directors consisted of Mr. Carlo Loi, Mr. John Macaulay, Mr. Lance Borvansky and Mr. Tate.

On October 10, 2003, Victoria & Eagle Strategic Fund (“VESF”), George Broady and certain other American Building Control stockholders (the “13D Group”) filed a Schedule 13D/A, stating their intention to remove Mr. Tate from his position as Chairman and Chief Executive Officer. The October 10 filing by the 13D Group also amended their earlier Schedule 13D filings of October 10 and October 1 of 2003, with respect to several private transactions, between the 13D Group and Solico International (“Solico”), in which the 13D Group expressed their intention to sell all of their common shares and preferred shares in American Building Control, over three tranches, between October 2003 and June 2004 to Solico. According to a Schedule 13D/A filed by Solico on October 27, 2003, Solico has entered into agreements to acquire up to 3,882,375 common shares and 195,351 Series A preferred shares of the Company for an aggregate purchase price of $12,481,963. Solico is estimated to be paying between $2.33 and $2.75 per common share owned by the 13D Group.

Effective November 6, 2003, the Board of Directors has separated the roles of Chairman and CEO to clearly enhance the Board’s focus on issues of corporate governance and direct management’s focus on executing the strategic direction of the Company. At the same time, Mr. Tate was removed as Chairman and CEO. Mr. Tate continues as a member of the Board of Directors. The Company and Mr. Tate are in discussions regarding a severance package to be awarded as a result of his removal from the position of CEO. Replacing Mr. Tate in the position of Chairman of the Board is Mr. Loi and the position of Vice-Chairman of the Board is being filled by Mr. Macaulay. Replacing Mr. Tate as CEO is Danny W. Mills.

Note 17: Contingencies

The Company has been notified by U.S. Customs and Border Control (“Customs”) of possible tariff line classification issues with products imported into the U.S. over the past five years. The Company is currently in discussions with Customs to correct any issues. Management expects the issue to have no material adverse effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Financial statements for the three and nine months ended September 30, 2003 and 2002 report the Company’s CCTV Business as discontinued operations (see note 1 to the Company’s Consolidated Financial Statements for additional detail).

     The results of operations are discussed as a whole, and where appropriate, by segment (see note 9 to the Company’s Consolidated Financial Statements for additional detail).

     The following table contains information regarding the percentage of net sales of certain income and expense items for the three and nine months ended September 30, 2003 and 2002 and the percentage changes in these income and expense items from year to year:

			Percentage Increase			Percentage Increase
			(Decrease) Between			(Decrease) Between
	Percentage of Net Sales		Periods	Percentage of Net Sales		Periods

	Three months ended			Nine months ended
	September 30,			September 30,
	2003	2002	2003 vs. 2002	2003	2002	2003 vs. 2002

Net Sales	100.0%	100.0%	-3.8%	100.0%	100.0%	-2.5%
Cost of sales	64.1%	68.9%	-10.4%	69.0%	70.5%	-4.6%
Gross profit	35.9%	31.1%	10.8%	31.0%	29.5%	2.6%
Operating expenses:
Selling, general and administrative	40.2%	43.1%	-10.3%	45.8%	44.0%	1.5%
Depreciation and amortization	5.2%	5.8%	-14.3%	5.1%	5.7%	-13.7%
Operating loss	-9.5%	-17.8%	-48.6%	-19.8%	-20.2%	-4.3%
Other income (expense)	-1.0%	-3.5%	-72.4%	-1.0%	-4.9%	-79.9%
Loss before taxes, discontinued operations and cumulative effect of accounting change	-10.5%	-21.3%	-52.5%	-20.9%	-25.2%	-19.1%
Loss from continuing operations	-10.5%	-22.8%	-55.6%	-20.9%	-24.1%	-15.6%
Income (loss) from discontinued operations	0.1%	14.3%	-129.2%	-4.5%	8.4%	-169.9%
Loss on disposal of discontinued operations	0.0%	-6.3%	-168.0%	0.0%	-2.1%	-168.0%
Cumulative effect of accounting change	0.0%	0.0%	0.0%	0.0%	-79.8%	-100.0%
Net loss	-10.4%	-14.8%	-32.2%	-25.4%	-97.7%	-74.7%

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     For the three months ended September 30, 2003, net sales were $10.7 million, a decrease of $0.4 million (3%) over the same period in 2002. Sales in the PSG segment increased $1.1 million (34%), to $4.4 million during the third quarter of 2003 compared to $3.3 million during the same period in 2002. The increase is primarily related to the growing “Homeland Security”-funded business. The increase was partly offset by a $0.8 million decrease in the CCTV products sold as part of access control projects Sales in the DSG segment decreased $1.5 million (19%), to $6.1 million during the third quarter of 2003, compared to $7.6 million during the same period in 2002. The decrease is mainly due to a national retailer implementing a product changeover in the third quarter of 2003. The product changeover reduces our new product shipments to the national retailer, until the “old” product on the retailer’s shelves is sold. The comparable 2002 product changeover occurred in the second quarter of that year. Therefore, on a quarter to quarter comparison the DSG segment sales have decreased for the third quarter 2003. This decrease is partially offset by the Company recognizing $0.5 million, net of applicable legal fees, related to the Silent Witness Settlement (see note 14 to the Company’s Consolidated Financial Statements for additional detail).

     Gross profit margins increased from 31.1% during the three months ended September 30, 2002 to 35.9%, or 32.7% excluding the $497,000 from net licensing settlement as referred to in note 14 to the Company Consolidated Financial Statements during the three months ended September 30, 2003. The margin increase is mainly attributed to the PSG segment becoming a larger percentage of the Company’s total sales. The PSG segment sales, for the third quarter of 2003, has increased to 41.5% of the Company’s total sales compared to 29.8% for the same period last year. The PSG segment gross profit is approximately 40% on a historical basis. Additionally, the DSG gross profit margins have increased 4.7% to 31.2% during the three months ended September 30, 2003 as compared to 26.5% during the same period last year. Also within the PSG segment, the new generation of the SAFEnet access control product line continues to grow as a percentage of total access control sales and contribute to the improved margins.

     Selling, general and administrative expenses (“SG&A”) were $4.3 million for the three months ended September 30, 2003, a decrease of $0.5 million (10%) over the same period in 2002, related primarily to expenses for executive positions that were eliminated in 2002. The positions of President, Chief Operating Officer and Senior Vice President of Sales were eliminated in 2002 and the Company does not intend to replace them. Depreciation and amortization expenses were $0.5 million for the three months ended September 30, 2003, a decrease of $0.1 million (14%) over the same period in 2002. This decrease resulted primarily from the $2.7 million write-down of the Company’s SAP system in 2002.

     Other income and expenses during the three months ended September 30, 2003 were $0.1 million, compared to $0.4 million during the same period in 2002. The decrease was primarily related to $0.5 million of interest and loan amortization costs incurred in 2002 on the revolving credit facility that the Company paid in full with the proceeds received from the Honeywell Asset Sale in December 2002. Income from discontinued operations was $10,000 during the three months ended September 30, 2003 as all losses were offset by recognition of $0.5 million deferred income relating to the Honeywell Supply Agreement. Deferred income was recognized due to a change in the estimated purchases under the Honeywell Supply Agreement. At the close of the Honeywell Asset Sale, the Company had deferred $1.9 million to be recognized as CCTV units were purchased from Honeywell and subsequently sold. The Company’s purchase of CCTV products from Honeywell has been significantly less than anticipated. An adjustment was made to the deferred income in accordance with revised estimates of the Company’s CCTV purchases between October 2003 and December 2004.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

     For the nine months ended September 30, 2003, net sales were $31.9 million, a decrease of $0.8 million (2%) over the same period in 2002. Sales in the PSG segment increased $1.3 million (12%) to $13.2 million during the first nine months of 2003 compared to $11.9 million during the same period in 2002, mainly resulting from a sale to a French casino of approximately $1.1 million during the first quarter of 2003 that was largely fulfilled last year but not recognized until the first quarter this year. In addition, “Homeland Security”-funded projects are contributing to PSG sales. The increase in PSG sales was partly offset by a $1.7 million decrease in the CCTV products sold as part of access control projects. Sales in the DSG segment declined $2.2 million (10%) to $18.5 million during the first nine months of 2003, compared to $20.7 million during the same period in 2002. Although sales in the consumer/do-it-yourself business increased $0.7 million as a result of additional sales to a national retailer, sales declined in the industrial video business ($2.5 million), the central station alarm management business ($0.8 million) and the mobile video business ($0.1 million). This decrease in DSG sales is partially offset by the Company recognizing $0.5 million net of applicable legal fees, related to the Silent Witness Settlement, in the third quarter of 2003. (See note 14 to the Company’s Consolidated Financial Statements for additional detail).

     Gross profit margins were 31.0%, or 30.0% excluding the $497,000 from net licensing settlement as referred to in note 14 to the Company’s Consolidated Financial Statements, during the nine months ended September 30, 2003, an increase of 1.5% points over the same period in 2002. The gross profit margin of 31.0% includes an additional $0.4 million of charges in DSG segment for slow moving and obsolete inventory as a result of changes in product lines and sales forecasts. Excluding these charges, the gross profit margin for the nine months ended September 30, 2003 would have been 32.3%. The increase in gross profit margin is mainly attributed to the PSG segment becoming a larger percentage of the Company’s total sales. Also within the PSG segment, the new generation of the SAFEnet access control product line continues to grow as a percentage of total access control sales and contribute to the improved margins.

     The Company’s SG&A expenses were $14.6 million for the nine months ended September 30, 2003, an increase of $0.2 million (2%) over the same period in 2002. The nine months ended September 30, 2003 includes $0.4 million in severance costs, $0.2 million in fees paid to former members of the Company’s Board of Directors and $0.1 million in legal fees related to patent litigation. Depreciation and amortization expenses were $1.6 million for the nine months ended September 30, 2003, a decrease of $0.3 million (14%) over the same period in 2002. This decrease resulted primarily from the $2.7 million write-down of the Company’s SAP system during the fourth quarter of 2002.

     Other expenses during the first nine months of 2003 were $0.3 million, compared with $1.6 million during the same period in 2002. The decrease was primarily related to $1.5 million of interest and loan amortization costs incurred in 2002 on the revolving credit facility that the Company paid off in December 2002. Other income during the nine months ended September 30, 2003 was $0.3 million, compared to $0.5 million during the same period in 2002. During 2003, the Company recognized income related to the non-compete agreement in the Honeywell Asset Sale, $0.3 million of other income in 2002 related to successful patent enforcement.

     Losses from discontinued operations were $1.4 million during the nine months ended September 30, 2003. This net loss includes the recognition $0.5 million of the deferred income relating to the Honeywell Supply Agreement; $0.3 million of write-offs related to equipment not transferred to Honeywell; $0.3 million in additional arbitration fees incurred in connection with the dispute with Honeywell regarding the final purchase price of certain assets (see note 2 to the Company’s Consolidated Financial Statements for additional detail); $0.3 million of estimated legal liabilities and $0.3 million of accrued legal fees related to claims against the Company in France, Belgium and Germany as part of the liquidation of its international entities (see note 12 to the Company’s Consolidated Financial Statements for additional detail); $0.2 million in additional professional fees; and $0.1 million in additional personnel expenses in Belgium and Ohio.

     Financial Condition, Liquidity and Capital Resources

     In the first nine months of 2003, the Company’s cash and cash equivalents decreased from $16.4 million at December 31, 2002 to $2.9 million at September 30, 2003. The largest components of the net cash used in operations of $10.4 million were the $8.1 million net loss and the payment of accrued expenses. The Company used $3.6 million of cash to purchase a series of callable government securities net of $645,000 in redemptions. This was offset by cash provided by the sale of the Ohio facility for $1.4 million. Additionally, the Company used $0.7 million in cash for capital expenditures including $0.3 million for a new enterprise planning system and $0.1 million for a new technology license for the access control business.

     The callable securities have coupon rates ranging from 5.5 to 6.5 percent and mature from December 2008 to August 2018 (see note 13 to the Company’s Consolidated Financial Statements for additional detail). The Company believes that based on current interest rate projections given to the Company by our investment advisor, the government will choose to call these securities on the pertinent call date.

     If the Company receives a substantially unfavorable resolution in its dispute with Honeywell in connection with the Asset Purchase Agreement, the Company’s financial position, results of operations and future cash flows will be materially and adversely impacted, as net assets would be reduced and a charge to net earnings (loss) would be incurred for any settlement amount less than the $5.4 million receivable on the Company’s Balance Sheet as of September 30, 2003. The Company does not expect a substantially unfavorable resolution to affect its ability to meet obligations for the next 12 months.

     During the next twelve months, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that the existing cash balances will be sufficient to satisfy the Company’s liquidity requirements for at least the next 12 months.

Contractual Obligations and Commitments

     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of September 30, 2003 (in thousands):

	Total	2003	2004	2005	2006

Contractual obligations and commitments:
Operating leases	$1,456	$813	$392	$197	$54
Royalty obligation	402	258	94	25	25
Severance obligations	879	791	88	—	—

	$2,737	$1,862	$574	$222	$79

     The royalty obligation includes $402,000 in future payments for all past claims (see note 7 to the Company’s Consolidated Financial Statements - Royalty Claim - for additional detail) and a minimum annual payment of $25,000 per year for future obligations.

     The accrued severance at September 30, 2003, includes various severance obligations related to certain executive management and corporate positions terminated during the Company's restructuring and cost cutting initiatives that took place in 2002 and 2003.

     In January 2002, the Company sold its corporate headquarters facility for $6.6 million. The Company leased back the facility for an 18 month term, set to expire June 30, 2004, with an option to purchase at $6.9 million. During the close of the Honeywell Asset Sale, the landlord, Briarwood Capital Corporation, demanded and obtained an increase to the purchase price from $6.9 million to $7.55 million. If the Company intends to exercise this option, it must notify the owner of its intent to purchase no later than November 30, 2003 and must make payment no later than December 30, 2003. This amount is not included in the table above since the Company is not contractually obligated to exercise this option. The Company would reduce the Financing obligation and property and equipment, on the Company’s Balance Sheet, by $6.6 million, if the purchase option is not exercised.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

     Since the access control office in Switzerland is the Company’s only significant foreign-based operation, accounting for approximately 2% of the total consolidated sales during the third quarter of 2003 and 6% of the total consolidated sales during the nine months ended September 30, 2003, the Company does not expect currency fluctuation to have a material adverse effect on its future consolidated financial position or results of operation.

Interest Rates

     An interest rate swap agreement with Bank One remains in effect through February 15, 2004. This agreement provides a fixed rate of 6.485% on $5.0 million of notional debt. This agreement generated net interest expense of $1,000 and $40,000 for the three and nine months ended September 30, 2003, which consisted of interest due under the swap, offset by changes in the market value of the swap.

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

31.1 - Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2003

1. On August 13, 2003, a report was filed which furnished a press release reporting the Company’s earnings for the second quarter of 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

Dated: November 14, 2003	By:	/s/ Chris Sharng

Chris Sharng
Senior Vice President and
Chief Financial Officer