Form 10-K
period 2003-12-31
AMERICAN BUILDING CONTROL INC
filed 2004-04-12
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in a definitive proxy to be filed or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2003 was $14,572,840. As of that date 14,148,388 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s Proxy Statement to be filed on or before April 29, 2004.

AMERICAN BUILDING CONTROL, INC.

FORM 10-K

Forward Looking Statements

      Certain statements contained or incorporated in this annual report on Form 10-K, which are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward looking statements are made in good faith by American Building Control, Inc. (the “Company” or “ABC”) pursuant to the “safe harbor” provisions of the Reform Act. These statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from any future results, performance or achievements, whether expressed or implied. These risks, uncertainties and factors include the timely development and acceptance of new products and services, the impact of competitive pricing, fluctuations in operating results, the ability to introduce new products and services, technological changes, reliance on intellectual property and other risks. The objectives set forth in this Form 10-K are subject to change due to global market and economic conditions beyond the control of the Company.

PART I

Item 1.	Business

General

      American Building Control, Inc. is a leading electronic security technology company. The Company was reincorporated in Delaware in 1995 as Ultrak, Inc. On December 20, 2002, following stockholder approval, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) and changed its name to American Building Control, Inc. in connection with the Honeywell Asset Sale. Additional information regarding the Honeywell Asset Sale is set forth at the end of this Item 1 under the heading “Honeywell Asset Sale”.

Businesses

      In 2003, following the Honeywell Asset Sale, the Company reorganized its business activities of designing, marketing, selling and servicing niche security products for use in industrial, governmental and consumer surveillance markets into two separate operating segments: Professional Security Group (“PSG”) and Diversified Sales Group (“DSG”). The total 2003 revenues of the PSG business were approximately $17 million and represented about 43% of the Company’s total revenues. The DSG’s total 2003 revenues were approximately $23 million and represented about 57% of the Company’s total revenues.

      During the first quarter of 2004, the Company developed a new strategy that focuses on providing centralized security risk management solutions that gather, analyze, correlate and report real-time event data to enable rapid investigation and response to physical, cyber and information security incidents within an organization’s global infrastructure. The Company aims to be the most trusted security solutions provider to its government and corporate clients. In this new strategy, PSG is identified as the core business that will be the Company’s foundation for the future.

      PSG is comprised of MDITM Security Systems, Inc. (“MDI”) and ABMTM Data Systems, Inc. (“ABM”).

      MDI is a leader in the access control business and already an important participant of many Homeland Security projects. MDI’s new Security SuiteTM of products has been launched successfully, and management believes it is the first fully integrated system to incorporate access control, video, audio alarm monitoring, and audit functions. The new Security SuiteTM of products is at the forefront of the digital revolution now unfolding in the security industry.

      The Company distributes its PointGuardTM access control product primarily to the small to mid market commercial customer through a dealer network. With over 2,000 worldwide installations, PointGuardTM represents a significant opportunity for the Company to expand further into the commercial markets.

      ABM provides alarm management software to central monitoring stations that are owned by either organizations for their own use, such as large universities, or commercial operators such as surveillance companies. ABM has a substantial customer list that includes large blue-chip organizations purchasing or licensing ABM’s software products.

      DSG is comprised of the SecurityandMore, the Industrial Vision Source (“IVSTM”) and Mobile Video Products (“MVPTM”) operating units.

      SecurityandMore sells easy-to-install surveillance monitoring kits and accessories through its call center, the www.SecurityandMore.com web-site and national retail customers. IVSTM distributes video products to manufacturing and research facilities. MVPTM sells monitoring and recording devices to public transit vehicles. Both IVSTM and MVPTM sell third-party products as well as the Company’s own branded products.

Markets and Strategy

      ABC believes that many global organizations, governments and commercial businesses are beginning to recognize significant surveillance needs in its physical, network and information assets. Until recently, these different disciplines were managed and operated separately. In many large organizations, the Chief Security Officer (“CSO”) was typically in charge of the physical security, whereas the Chief Information Officer (“CIO”) or Chief Technology Officer (“CTO”) managed the network and information security. This separation of responsibility often causes gaps in an organization’s ability to protect its assets from physical or cyber intrusion.

      In today’s marketplace, it is increasingly clear that the security concerns for physical, network and information assets are converging. Organizations are combining their security needs into one functional unit that can manage security risks throughout their entire enterprise. ABC will support this new CSO/CIO decision-making unit by centralizing the control of disparate security environments in an organization. The Company plans to provide solutions that can bridge the gap between the true level of threat and the level of detection as well as merging multiple solutions available in the current infrastructure. The solutions provided by the Company entail products and services that will essentially create a centralized “nerve center” for all security management across an organization.

      The Company already has strong presence in the areas of access control and alarm monitoring, which is part of the physical security domain. The Company plans to acquire, through acquisitions or internal development, capabilities to deliver state of the art products and services covering information security. These markets include intellectual property protection, trademark search, forensic search, network intrusion and business threat analysis. Our products and services will result in seamless solutions to comprehensive organizational security environments, encompassing physical, network and information assets.

      The Company plans to leverage MDI’s quarter-century experience in physical security to develop a multiple discipline solution for the converging security market.

Products and Services

      Currently, in the PSG segment, MDI’s Security SuiteTM of products is the “flagship” product line for MDI’s access control business. The end users for these products tend to be government agencies or large corporations that have sophisticated and centralized security needs. The Company’s PointGuardTM product is distributed to the small to mid market commercial customers who need basic access control applications. The Security SuiteTM of products and PointGuardTM are sold to integrators, dealers and distributors who work with the end users for installation. In addition, MDI provides architectural and consultative advice to end users, dealers and consultants. ABM also develops and sells alarm management software under the brand name Phoenix to central monitoring stations and proprietary commercial accounts. The Company’s MDI office in Lausanne, Switzerland markets and installs access control products throughout Europe.

      In the DSG segment, SecurityandMore sells closed circuit television (CCTV) monitoring kits and accessories under the brand names FocusTM, ExxisTM and Smart Choice. MVPTM and IVSTM sell products under the brand name MVPTM or IVSTM as well as third party video products such as Sony and Mitsubishi.

      Products and services that cater to centralized security control, as mentioned above in “Markets and Strategy”, will be the focus of the Company’s long term investment plan. The Company is in the process of completing plans to divest the non-core businesses and assets of the DSG segment. The timing and pricing of such divestments can not be accurately determined at this time. The Company will focus on re-engineering its core MDI product suite and leverage new product technologies, and offer an upgrade path for the existing installed customer base. Additionally, the Company will target small, strategic acquisitions in the physical, network or information security space to enhance the development of the new strategy. The Company also intends to establish a solution-based recurring revenue model from maintenance contracts, system upgrades, services and training.

Product Design and Development

      MDI currently develops its access control product lines at its Rancho Cucamonga, California facility. MDI has a professional engineering staff dedicated to software and hardware development. ABM has a technical staff in Austin, Texas that develops software for alarm management applications. SecurityandMore’s product development activities are conducted at the Lewisville, Texas facility. The Company is considering the consolidation of its product development and service capabilities.

Supplier Relationships

      The Company believes that its supplier relationships are good and stable. Ameritron Inc. and Dell, Inc. are the largest vendors for access control equipment. Hitron and Sony are the most significant suppliers for electronic video products. Sudden loss of any one of these vendors could result in material short-term supply problems. The Company continuously evaluates potential vendors to bridge any supply chain disruptions that may occur in its business operations.

Competition

      Substantial competition exists in all of the markets where the Company competes. Significant competitive factors include quality, product performance, customer service, price and ease of integration.

      PSG’s major competitors are Lenel Systems International, Inc., Softwarehouse (a division of Tyco), GE Interlogix and the Northern Computers division of Ademco, a subsidiary of Honeywell. Samsung, Strategic Vista International, Inc. and Philips are the major competition for the DSG segment.

      Certain current and potential competitors have substantially greater resources than the Company. In order to compete successfully, the Company must continue to invest in engineering, marketing and customer service. There is no assurance that these competitors will not develop products that offer superior price or performance features.

Engineering and Software Development

      The Company has two facilities with engineering and software development capabilities — the access control business in Rancho Cucamonga, California and the alarm management software business in Austin, Texas. During the fiscal years ended December 31, 2003, 2002, and 2001, the Company expensed approximately $1.3 million, $1.6 million and $1.1 million, respectively, on engineering and software development costs. The Company is currently evaluating the possible consolidation of its development activities into one location.

Employees

      As of December 31, 2003, the Company had approximately 150 full-time employees worldwide, roughly the same as the end of 2002 and compared with 545 full-time employees worldwide as of December 31, 2001. Approximately 280 of the Company’s former employees joined Honeywell in December 2002 as a result of the Honeywell Asset Sale. Other personnel reductions during 2002 can be attributed to the closure of the Ohio manufacturing plant, involuntary workforce reductions and attrition.

      The Company’s future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, financial and sales personnel. None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company has not experienced a work stoppage or strike. Relations with the Company’s employees are considered good.

Honeywell Asset Sale

      The CCTV Business sold by the Company in the Honeywell Asset Sale consisted of assets in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom. The sale price of $36 million, included a $2.2 million holdback for anticipated royalties due to a license agreement that

Honeywell required the Company to enter into (see item 8, Note 2: Discontinued Operations) as well as a $5.4 million purchase price hold back. The latter was subject to change in the net value of CCTV assets between March 31, 2002 and December 20, 2002 as well as general representations and warranties made by the Company to Honeywell. The $5.4 million purchase price holdback was to be paid to the Company, with accrued interest, over three installments every six months after the close of the sale.

      In April 2003, Honeywell disputed the change in net asset value and, after failing to resolve the differences by August 2003, Honeywell and the Company entered into arbitration. In December 2003, the final resolution rendered by the arbitrator increased the purchase price by approximately $888 thousand. Honeywell made payments for the increase of the purchase price, the first two of the three holdback installments and the accrued interest in December 2003. The increase to the purchase price is included as a component of discontinued operations in 2003. The final $1.8 million installment is due in June 2004.

Item 2.	Properties

      ABC’s corporate headquarters (the “Headquarters Facility”) is located in Lewisville, Texas. The Headquarters Facility consists of approximately 170,000 square feet of office and warehouse space located on 14 acres. In December 2001, the Headquarters Facility was sold to Briarwood Capital Corporation (“Briarwood”) for $6.6 million in a sale-and-leaseback transaction. The Company leased back the Headquarters Facility for $60,000 per month with a term of 30 months. The lease included a $6.9 million purchase option exercisable in November 2003. Briarwood, as part of the negotiation for it to grant a written consent to the Honeywell Asset Sale, increased the purchase option exercise price to $7.55 million. In November 2003, the Company elected not to exercise the purchase option. The current lease expires at the end of June 2004, and all rents have been prepaid as a condition of the written consent related to the Honeywell Asset Sale.

      The Company does not plan to remain in its current Headquarters Facility over the long term. The timing of the Company’s moving from its current Headquarters Facility depends on the timing of the possible divestment of the DSG business units. The timing of the divestiture cannot be ascertained at this time. The Company wishes to consolidate its development resources into one location, as mentioned above, and relocate its corporate staff into the new facility as well.

      As part of the Honeywell Asset Sale, the Company subleased a part of the Headquarters Facility (the “Sublease”) to Pittway Corporation (“Pittway”), a wholly owned subsidiary of Honeywell. The Sublease allowed Pittway to occupy approximately half of the office space and two thirds of the warehouse space in the Headquarters Facility through December 30, 2003. Pittway paid ABC approximately $23,000 per month during 2003. In December 2003, Pittway entered into a new lease with the Company to continue the Sublease through June 2004 at an increased monthly rent of $35,000.

      In addition to the Headquarters Facility, the Company’s principal offices as of December 31, 2003 consisted of the following:

•	Rancho Cucamonga, California — approximately 40,000 square-foot leased facility; used for engineering, sales and support for the U.S. access control business. The Company is likely to move out of this location into a smaller facility in the second half of 2004, as the Company evaluates a possible consolidation of its development staff into one location. The monthly lease on this facility costs $24,000 and expires at the end of June 2004.

•	Austin, Texas — approximately 7,000 square-foot leased facility used for engineering, sales and support for the alarm management business. This location could be relocated as the Company evaluates a possible consolidation of its development staff. The monthly lease on this facility costs $6,500 and expires at the end of August 2006.

•	Fairfax, Virginia — approximately 1,450 square-foot leased facility; used for sales and support for the U.S. access control business. The Company is considering terminating the lease for this office and have the employees work out of their home offices. The monthly lease on this facility costs $4,600 and expires at the end of July 2004.

•	Lausanne, Switzerland — approximately 1,400 square-foot leased facility; used for sales and support for the international access control business. The monthly lease on this facility costs $1,900 and expires at the end of July 2004.

      In July 2003, the Company sold its Ohio manufacturing facility for $1.4 million.

      In the Honeywell Asset Sale, Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom. During the first quarter of 2004, the Company reached a final settlement with the landlord. The final settlement is for $330,000 and is due to be paid by the end of June 2004.

      During the third quarter of 2002, Mr. Niklaus Zenger, the Company’s CEO at the time, authorized the execution of a five-year lease (terminable after three years) for executive office space in Zurich, Switzerland. In the second quarter of 2003, the Company terminated the lease and settled with the landlord for the remaining lease obligation of $80,000.

Item 3.	Legal Proceedings

      ABC is subject to various legal proceedings and claims, that arise in the ordinary course of business.

      A French court awarded the Company a 2.5 million Euro (approximately $3.0 million) judgment against a French company, Aasset Security, for unfair trade practices. The case was handled through the Company’s outside counsel in France on a partial contingency basis. The contingency fee to be paid to outside counsel will be between 35% to 40% of the payments received, depending upon the timing of the receipts. Aasset Security has filed appeals against the verdict. The Company is pursuing the collection of the judgment, though the timing of collection and Aasset’s ability to pay cannot be ascertained. Due to the degree of uncertainty of collection, no judgment amounts have been included in the 2003 financial statements.

      The Company learned that Mr. David Blackshear has made a claim against Honeywell on the basis that the dome products sold to Honeywell as part of the Honeywell Asset Sale infringed Mr. Blackshear’s patent and that the Company underpaid royalties under a licensing agreement the Company entered into with Mr. Blackshear in 1990. Honeywell has advised the Company that Honeywell may seek indemnification from the Company based on the Company’s past sales of dome products. The Company disputes any and all allegations made by Mr. Blackshear. The Company does not believe that it has material, if any, liability.

      Management believes that there are no other existing legal matters that will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s Common Stock, $0.01 par value, has been listed on the NASDAQ under the symbol “ABCX” since January 2, 2003. It previously traded under the symbol “ULTK” since its original listing on NASDAQ on January 18, 1994.

      The following table sets forth the high and low closing prices of the Company’s Common Stock (“Common Stock”) for each quarter during the years ended December 31, 2003 and 2002:

	2003		2002

	High	Low	High	Low

Fourth Quarter	$1.80	$1.23	$1.39	$0.65
Third Quarter	1.67	1.15	1.71	0.71
Second Quarter	1.21	0.75	1.86	1.10
First Quarter	1.39	0.76	2.05	0.76

      As of March 20, 2004, there were approximately 1,200 holders of record of the Common Stock.

      The Company has not declared or paid any cash dividends on the Common Stock since inception. The declaration of any future cash dividends on the Common Stock will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

      Dividends in the amount of $117,210 were paid annually since the issuance of the Company’s Series A preferred stock. In December 2003, the Company reached an agreement (the “Standstill Agreement”) with the sole holder of its Series A preferred stock, Victoria & Eagle Strategic Fund (“VESF”), not to redeem the preferred shares for a period of 18 months and permanently lower the dividend to 200 basis points over one-year LIBOR. Based on an extrapolation of current rates, the estimated annual preferred dividend for 2004 is approximately $34,000.

Item 6.	Selected Financial Data

      The following selected consolidated financial data for the five fiscal years ended December 31, 2003, have been derived from the Company’s audited consolidated financial statements. The operations effected by the Honeywell Asset Sale are presented as discontinued operations. This data should be read in conjunction with

“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes set forth in Item 8 of this Form 10-K.

	YEARS ENDED DECEMBER 31

	2003(2)	2002(2)	2001(2)	2000(2)	1999

	(In thousands, except per share data)
Income statement data:
Net sales	$39,769	$44,242	$60,997	$77,841	$63,329
Cost of sales	27,711	31,795	44,234	56,666	40,843

Gross profit	12,058	12,447	16,763	21,175	22,486
Selling, general and administrative expenses	19,795	23,693	16,461	22,159	15,371
Asset and goodwill impairment	1,711	3,338	4,466	4,228	—
Depreciation and amortization(1)	1,988	2,341	4,494	5,182	4,605

Total operating expenses	23,494	29,372	25,421	31,569	19,976

Operating profit (loss)	(11,436)	(16,925)	(8,658)	(10,394)	2,510
Other income (expense)	(139)	(2,240)	5,464	(4,129)	1,061

Income (loss) from continuing operations before income taxes and accounting change	(11,575)	(19,165)	(3,194)	(14,523)	3,571
Income tax benefit (expense)	—	—	(104)	3,185	(1,570)

Income (loss) from continuing operations	(11,575)	(19,165)	(3,298)	(11,338)	2,001
Income (loss) from discontinuing operations	186	1,953	1,837	(46,349)	(1,436)
Loss on disposal of discontinued operations	—	(12,106)	—	—	—

Net income (loss) before accounting change	(11,389)	(29,318)	(1,461)	(57,687)	565
Cumulative effect of accounting change:
Continuing operations(1)	—	(14,762)	—	—	—
Discontinued operations(1)	—	(11,353)	—	—	—

Net income (loss)	(11,389)	(55,433)	(1,461)	(57,687)	565
Dividend requirements on preferred stock	(115)	(117)	(117)	(117)	(117)

Net income (loss) allocable to common stockholders	$(11,504)	$(55,550)	$(1,578)	$(57,804)	$448

Basic income (loss) per share:
Continuing operations	$(0.83)	$(1.37)	$(0.28)	$(0.98)	$0.17

Reported net loss per share	$(0.81)	$(3.95)	$(0.13)	$(4.95)	$0.04

Number of common shares used in computations:	14,121	14,047	12,183	11,686	11,645
Diluted income (loss) per share:
Continuing operations	$(0.83)	$(1.37)	$(0.28)	$(0.98)	$0.16

Reported net loss per share	$(0.81)	$(3.95)	$(0.13)	$(4.95)	$0.04

Number of common shares used in computations:	14,121	14,047	12,183	11,686	12,300
Balance sheet data:
Working capital	$9,286	$17,716	$27,813	$23,649	$79,714
Total assets	25,836	50,616	122,317	143,497	200,351
Debt	—	6,600	21,612	35,419	37,000
Stockholders’ equity	16,300	27,434	78,773	77,248	132,663

(1)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. No amortization for goodwill was recorded in 2002 or 2003.

(2)	There were significant restructuring activities in each year presented. The following table reflects amounts relating to these activities included in losses from continuing operations in each year (in thousands):

	2003	2002	2001	2000

Cost of sales	$—	$—	$—	$1,314
General and administrative	96	4,283	(47)	2,994
Asset impairment charges	—	2,973	—	4,228
Loss on sale of investments	—	—	—	637
Other expenses	—	—	—	600

	$96	$7,256	$(47)	$9,773

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The consolidated financial statements include the Company’s accounts and its consolidated subsidiaries. The Company is organized into separate selling segments, which are supported by common administrative functions such as credit, accounting, human resources, internal audit, legal and computer support services (the “Corporate Staff”). All significant inter-company balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

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

      Operating expenses include selling, general and administrative expenses, as well as depreciation. Selling, general and administrative costs include salaries, commissions and related benefits, telephone, advertising, warranty, printing, product literature, sales promotion, legal, audit and other professional fees, supplies, engineering and travel.

Application of Critical Accounting Policies and Estimates

      Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America (“GAAP”). The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates in the preparation of financial statements, actual results could differ from those estimates.

      The following critical accounting policies are affected by significant judgments and estimates used in the preparation of the Company’s consolidated financial statements:

Inventory Valuation

      The Company’s inventories are comprised principally of goods held for resale, which are valued at the lower of cost (first in-first out) or market. Inventories are written down to their estimated net realizable value for obsolescence, returned inventory deemed not economical to repair or discontinued product lines. This estimate is based upon historical results, current inventories on hand, market conditions and current and expected sales trends. If market conditions become less favorable than those expected by management, then additional inventory write-downs may be required.

Goodwill

      Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount exceeds the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the business units is determined using the income approach. Under the income approach, value is dependent on the present value of future cash flows and discount rates. The determination of fair value involves estimates of future sales growth, product costs, selling and administrative costs and costs of capital.

Long-lived Assets

      Whenever certain events or changes in circumstances indicate that the carrying value of the long-lived assets may not be recoverable, an evaluation is performed. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, the carrying value is compared to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, then the net book values of such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows, which includes estimating long-term forecasts of the amounts and timing of overall market growth, utilization of assets, discount rate and terminal growth rates. Differences between the Company’s estimates and actual results would change the calculation of discounting future cash flows, which could require an impairment charge.

Deferred Income Taxes

      Deferred tax assets are regularly assessed for their likelihood and the amounts believed to be realizable. A valuation allowance is provided against deferred tax assets not expected to be realized. Projected future taxable income estimates are incorporated in the considerations. Significant management judgment is required in projecting future taxable income to support the realization of net deferred tax assets and any required valuation allowance. Due to uncertainties related to the Company’s ability to generate taxable income and utilize the net deferred tax asset, a valuation allowance has been recorded against the net deferred tax asset balance. If the Company generates taxable income in future periods, the valuation allowance would be reduced, resulting in a tax benefit in the financial statements.

Results of Operations

      Financial statements for the years ended December 31, 2002 and 2001 have been restated to report the Company’s CCTV business as discontinued operations (see note 2 to the Company’s Consolidated Financial Statements for additional detail).

      The results of operations are discussed as a whole, and where appropriate, by segment (see note 13 to the Company’s Consolidated Financial Statements for additional detail).

      The following table contains information regarding the percentage of net sales for the years ended December 31, 2003, 2002 and 2001 and the percentage changes in these income and expense items from year to year:

				Percentage
				Increase (Decrease)
	Percentage of Net Sales			Between Periods
	Years ended December 31,
				2003 vs.	2002 vs.
	2003	2002	2001	2002	2001

Net Sales	100.0%	100.0%	100.0%	(10.1)%	(27.5)%
Cost of sales	69.7%	71.9%	72.5%	(12.8)%	(28.1)%
Gross profit	30.3%	28.1%	27.5%	(3.1)%	(25.7)%
Operating expenses:
Selling, general and administrative	49.8%	53.6%	27.0%	(16.4)%	43.9%
Asset and goodwill impairment	4.3%	7.5%	7.3%	(48.7)%	(25.3)%
Depreciation and amortization	5.0%	5.3%	7.4%	(15.1)%	(47.9)%
Operating loss	(28.8)%	(38.3)%	(14.2)%	(32.4)%	95.5%
Other income (expense)	(0.4)%	(5.1)%	9.0%	(93.8)%	(141.0)%
Loss before taxes, discontinued operations and cumulative effect of accounting change	(29.1)%	(43.3)%	(5.2)%	(39.6)%	500.0%
Income taxes	0.0%	0.0%	(0.2)%	—	(100.0)%
Loss from continuing operations	(29.1)%	(43.3)%	(5.4)%	(39.6)%	481.1%
Income (Loss) from discontinued operations	0.5%	4.4%	3.0%	(90.5)%	6.3%
Cumulative effect of accounting change	0.0%	(59.0)%	0.0%	(100.0)%	—
Net loss	(28.6)%	(125.3)%	(2.4)%	(79.5)%	3694.2%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      For the year ended December 31, 2003, net sales were $39.8 million, a decrease of $4.4 million or 10% from 2002.

      The PSG segment revenue was $16.9 million compared to $18.4 million in 2002, a decrease of 8.0%. The decrease was primarily due to lower sales of video products as part of access control projects. Though the Company retained the video part of the access control business after the Honeywell Asset Sale, Honeywell has increasingly supplied video components directly to the integrators who purchase access control products from the Company. Additionally, revenues from the Company’s central station alarm management unit were $0.4 million less year on year, a decrease of 32% for that unit.

      The DSG revenue was $22.6 million compared to $25.4 million in 2002, a decrease of 11.0%. The decline can largely be attributed to the IVSTM business unit, which sells video products into industrial customers. The IVSTM business has been adversely impacted by the investment slump in the technology sector, as its main customers are semiconductor plants. The MVPTM business unit also saw sales decrease due to product transition, as the public transit business shifts toward digital solutions. MVPTM’s digital products are not expected to be available until the second quarter of 2004. The SecurityandMore business unit’s revenue stayed consistent year on year.

      Gross profit margin improved to 30.3% in 2003, versus 28.1% in 2002. The improvement was due to more a favorable product mix towards the PSG segment, as well as increased high-margin royalty revenues.

      Selling, general and administrative expenses were $19.8 million in 2003, compared to $23.7 million in 2002, a decrease of $3.9 million, or 17%, over 2002. The decrease was primarily due to less employee turnover and severance expenses. The 2002 expenses included $3.4 million in salary and severance for former executives and employees: former chief executive officers (“CEO”) Niklaus Zenger ($1.4 million for salaries and severance) and George Broady ($1.2 million for severance), former President Peter Beare ($0.3 million for severance), former Senior Vice President of PSG Sales Wendy Diddell ($0.3 million for severance) and others ($0.2 million for severance).

      Goodwill impairment charges were $1.7 million in 2003, compared to $3.3 million in 2002. The 2003 charges included goodwill impairments of $1.0 million related to the international access control unit and $0.7 million related to the central station alarm management unit. The 2002 charges included a $2.7 million write-down of the Company’s SAP enterprise software system and a $0.6 million impairment of goodwill related to the central station alarm management unit.

      Depreciation and amortization expenses were $2.0 million in 2003, a decrease of $0.3 million from 2002. The decrease was due to a smaller asset base, particularly in the SAP software cost.

      Other expense in 2003 was $(0.1) million, compared with $2.2 million in 2002. The 2002 expense included $2.8 million in interest expense. The Company paid off its bank debts at the end of 2002 with proceeds from the Honeywell Asset Sale.

      Discontinued operations had a gain of $0.2 million in 2003, reflecting the increase of the purchase price, the costs of the dissolution process of international entities, the business content of which, with the exception of Switzerland, was sold to Honeywell in the Honeywell Asset Sale. The gain was compared to a $10.2 million loss in 2002, as the discontinued operations have tapered off in 2003. The 2002 discontinued operations loss was mainly due to professional fees on the Honeywell Asset Sale of $2.7 million, $2.2 million in realized accumulated currency losses and other expenses of $1.6 million caused by the transaction.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      For the year ended December 31, 2002, net sales were $44.2 million, a decrease of $16.8 million (28%) from 2001.

      Sales in the DSG segment declined $17.8 million (40%), to $26.7 million in 2002 compared to $44.5 million in 2001, due to the discontinuation of sales to Sam’s Club during the fourth quarter of 2001 and a 17% decrease in revenues of the industrial and mobile video applications due to an overall decline in the semiconductor, telecommunications and public transportation industries. The Sam’s Club business was partially replaced by sales to another national retailer in the second half of 2002.

      The PSG segment revenues increased by $1.0 million (6%) to $17.1 million in 2002 compared to $16.1 million in 2001, as a result of additional sales related to U.S. government programs.

      Gross profit margins improved from 27.5% in 2001 to 28.1% in 2002. The margin increased as a result of a more favorable product mix towards the access control business and away from the lower-margin consumer/do-it-yourself business and the industrial video business.

      Selling, general and administrative expenses were $23.7 million in 2002, an increase of $7.2 million (44%) over 2001. There were $2.6 million (76%) of additional expenses in 2002 in the PSG segment for additional investment in engineering, marketing and customer support infrastructure in California and an increase in the sales and sales support personnel in Switzerland. The DSG segment expenses were $1.1 million lower in 2002 due to personnel reductions in the Consumer do-it-yourself business resulting from the loss of the Sam’s Club business in the fourth quarter of 2001. The 2002 expenses included $3.4 million in salary and severance for former executives and employees. The remaining increase relates primarily to Board of Directors expenses, increased Securities and Exchange Commission (“SEC”) compliance costs and legal expenses. The Corporate segment also included an additional $0.2 million accrual related to the abandonment of the Zurich lease.

      Asset, goodwill and other asset impairment charges were $3.3 million in 2002, compared to $4.5 million in 2001. The 2002 charges included a $2.7 million write-down of the Company’s SAP enterprise software system in the Corporate segment and a $0.6 million impairment of goodwill related to the alarm management unit. The Company recorded an impairment charge in the Corporate segment of $4.5 million in 2001 as part of the sale and refinance of the Headquarters Facility.

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

Financial condition, liquidity and capital resources

      At the end of 2003, the Company had $7.8 million in cash and marketable securities, down from $16.4 million at the end of 2002. The decrease was mainly due to the settlement of accrued liabilities, such as severance payments accrued at the end of 2002, costs of discontinued operations as well as the on-going operating losses.

      During 2002 the Company repaid its domestic line of credit facility. The Company maintains a small credit facility in Switzerland with a balance less than $250,000 to fund the working capital needs of its Swiss business.

      For 2004, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that the Company should have enough liquidity to satisfy its liquidity requirements for at least the next 12 months. The Company plans to generate cash by divesting its non-core DSG business units and collecting the final purchase price holdback payment from Honeywell. The Company also plans to continue consolidation and the rationalization of operating expenses in conjunction with operational and financial performance.

Contractual obligations and commitments

      The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2003 in thousands;

						Later
	Total	2004	2005	2006	2007	Years

Contractual obligations and commitments:
Operating leases, excluding prepaid amounts	$662	$423	$154	$85	$—	$—
Severance obligations	670	641	29	—	—	—

	$1,332	$1,064	$183	$85	$—	$—

      The Company’s significant operating leases include facilities and office equipment. Monthly payments for facilities range from $1,900 to $24,000, excluding the Headquarters Facility. The Company’s leasing obligation with respect to the Headquarters Facility ends in June 2004. The rents for December 2003 through June 2004 were prepaid in 2002.

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

The Company may not be profitable in the future.

      The Company has suffered losses in each of the last four years. The Company has significant built-in costs that it needs to reduce in order to reflect the smaller size of the Company after the Honeywell Asset Sale in 2002, as well as the possible DSG segment divestiture in 2004. Additional costs related to reorganizing the Company to better pursue its new strategy may adversely affect earnings in 2004. The Company may incur significant operating expenses to re-focus its business and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

Should the Company need additional capital, the Company may have difficulty in raising the capital.

      The Company does not have a significant line of credit or other loan facility in place. The Company’s working capital consists of the cash remaining from the Honeywell Asset Sale and any cash generated by a planned DSG divestment. The Company currently has no other plan nor need for additional capital from either equity or debt in the next 12 to 18 months. Even if the Company were to seek additional equity capital, the Company may not be able to locate purchasers of its equity securities to raise additional capital.

The Company’s technologies may not be commercially accepted in the future.

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

      The loss of the services of any key personnel or the Company’s inability to hire new personnel with the requisite skills could restrict the Company’s ability to develop new products, enhance existing products in a timely manner, sell products to its customers or effectively manage the Company’s operations.

The Common Stock may be de-listed from NASDAQ if the stock price does not meet NASDAQ’s continued listing standards.

      The Common Stock trades on the NASDAQ exchange. NASDAQ has a number of continued listing requirements, including a minimum share price requirement of $1.00 per share. If the Company’s share price falls below $1.00 per share for 30 consecutive business days, then NASDAQ could notify the Company and give the Company 90 days to cure the deficiency or NASDAQ could begin delisting proceedings. Those proceedings would lead to the Common Stock no longer trading on NASDAQ. Delisting from NASDAQ could result in a reduction in the liquidity of any investment in the Common Stock and an adverse effect on the trading price of the Common Stock. Delisting could also reduce the ability of holders of the Common Stock to purchase or sell shares as quickly and inexpensively as they have done historically. This lack of liquidity could make it more difficult for the Company to raise equity capital in the future. During 2003, the Company’s stock price closed below $1.00 per share at the end of a number of trading sessions.

Some of the Company’s products are not as profitable as others.

      Some of the Company’s products might require a higher level of investment in engineering and distribution. If revenues generated from these products become a greater percentage of the Company’s total revenues and if the expenses associated with these products on a percentage of revenues basis do not decrease, then the Company’s operating margins will be reduced.

Third parties may claim that the Company infringes their intellectual property rights.

      The Company has sometimes received notices from others claiming that the Company infringes their patent and intellectual property rights, and the Company has been involved in litigations on patent and intellectual property rights (see Note 7 of the Notes to Consolidated Financial Statements). Companies are more frequently seeking patent protection because of developments in the law that may extend the ability to obtain such patents. As a result, the Company expects to receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

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

      The Company is exposed to minimal market risks issues. Exposure to these risks is managed through regular operating and financing activities.

Foreign Exchange

      Changes in the foreign currency rates are not expected to have a material adverse effect on the Company’s future consolidated financial position or results of operations. The access control office in Lausanne, Switzerland is the Company’s only active foreign-based operation. This office accounted for approximately 5% of worldwide sales in 2003; consequentially changes in the exchange rates between the U.S. Dollar and Swiss Franc are not expected to have a material adverse effect on the Company’s future consolidated financial position or results of operations.

      The Company issued long-term, inter-company loans to its foreign subsidiaries. Since these loans were denominated in U.S. Dollars, the foreign subsidiaries were exposed to the effect of changes in spot exchange rates of their local currencies relative to the U.S. Dollar. Most of these loans have generated foreign currency losses during the past few years. In the past, these losses were shown as a component of accumulated other comprehensive losses and not included as a component of operating income. As a result of the Honeywell Asset Sale, management determined that these loans could not be repaid and recognized approximately $0.1 million of accumulated foreign currency losses in the consolidated results of operations during 2003.

Interest Rates

      The Company had no debt as of December 31, 2003. After the Honeywell Asset Sale, the Company’s credit facility with Frost National Bank was fully repaid in December 2002.

      An interest rate swap agreement with Bank One remained in effect through February 15, 2004. The Company paid $52,000 on February 17, 2004 for the final settlement of the interest rate swap contract. The final settlement was fully accrued for at December 31, 2003.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

American Building Control, Inc.

      We have audited the accompanying consolidated balance sheets of American Building Control, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Building Control, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 7 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets.”

GRANT THORNTON LLP

Dallas, Texas

March 31, 2004

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$6,307	$16,436
Marketable securities	1,499	—
Trade accounts receivable, net	3,484	4,955
Inventories	4,832	4,357
Receivable from Honeywell International, Inc.	1,800	3,600
Prepaid expenses and other current assets	697	1,165
Assets of discontinued operations	81	1,833

Total current assets	18,700	32,346
Property and Equipment, net	2,810	10,518
Other Assets:
Goodwill	3,521	5,332
Other intangible assets, net	49	330
Receivable from Honeywell International, Inc.	—	1,800
Other assets	756	290

Total assets	$25,836	$50,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$2,898	$3,201
Accrued expenses	1,779	3,970
Accrued compensation	2,171	2,348
Accrued royalties	255	813
Other current liabilities	53	1,115
Deferred income	494	1,038
Liabilities of discontinued operations	1,764	2,145

Total current liabilities	9,414	14,630
Long-Term Liabilities
Sale leaseback obligation	—	6,600
Deferred income	—	1,038
Accrued royalties	93	—
Severance obligations	29	914

Total long-term liabilities	122	8,552
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, 12% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 17,656,738 and 17,494,238 shares issued at December 31, 2003 and December 31, 2002, respectively	176	175
Additional paid-in-capital	162,618	162,269
Accumulated deficit	(108,858)	(97,354)
Accumulated other comprehensive income	88	50
Treasury stock, at cost (3,488,350 and 3,467,650 common shares at December 31, 2003 and December 31, 2002, respectively)	(38,701)	(38,683)

Total stockholders’ equity	16,300	27,434

Total liabilities and stockholders’ equity	$25,836	$50,616

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,

	2003	2002	2001

	(In thousands, except share and per share data)
Net sales	$39,769	$44,242	$60,997
Cost of sales (exclusive of depreciation shown separately below)	27,711	31,795	44,234

Gross profit	12,058	12,447	16,763
Selling, general and administrative	19,795	23,693	16,461
Asset and goodwill impairment	1,711	3,338	4,466
Depreciation and amortization	1,988	2,341	4,494

	23,494	29,372	25,421

Operating loss	(11,436)	(16,925)	(8,658)
Other income (expense):
Interest expense	(546)	(2,854)	(3,349)
Interest income	286	80	56
Gain (loss) on sale of investments	(79)	—	7,727
Gain on sale of businesses	—	—	1,194
Foreign exchange gains (losses)	(15)	—	—
Other, net	215	534	(164)

	(139)	(2,240)	5,464

Loss before income taxes, discontinued operations and cumulative effect of accounting change	(11,575)	(19,165)	(3,194)
Income taxes	—	—	(104)

Loss from continuing operations	(11,575)	(19,165)	(3,298)
Income from discontinued operations	186	1,953	1,837
Loss on disposal of discontinued operations	—	(12,106)	—

Loss before cumulative effect of accounting change	(11,389)	(29,318)	(1,461)
Cumulative effect of accounting change:
Cumulative effect of accounting change — continuing operations	—	(14,762)	—
Cumulative effect of accounting change — discontinued operations	—	(11,353)	—

Net loss	(11,389)	(55,433)	(1,461)
Dividend requirements on preferred stock	(115)	(117)	(117)

Net loss allocable to common stockholders	$(11,504)	$(55,550)	$(1,578)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.83)	$(1.37)	$(0.28)
Discontinued operations	0.02	(0.72)	0.15
Cumulative effect of accounting change — continuing operations	—	(1.05)	—
Cumulative effect of accounting change — discontinued operations	—	(0.81)	—

Reported net loss per share	$(0.81)	$(3.95)	$(0.13)
Goodwill amortization	—	—	0.07

Pro forma basic and diluted loss per share	$(0.81)	$(3.95)	$(0.06)

Number of common shares used in computations:	14,121,463	14,046,588	12,183,401

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Treasury Stock
					Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Shares	Amount	Total

	(In thousands, except share data)
Balance, December 31, 2000	195,351	$977	15,156,538	$152	$157,914	$(40,226)	$(2,886)	3,467,650	$(38,683)	$77,248

Net loss						(1,461)				(1,461)
Other comprehensive loss:
Foreign currency translation adjustment							(1,275)			(1,275)

Total comprehensive loss										(2,736)

Issuance of common stock, net of issuance costs of $294,000			2,337,700	23	4,125					4,148
Warrants issued in connection with building financing					230					230
Preferred stock dividends						(117)				(117)

Balance, December 31, 2001	195,351	$977	17,496,738	$175	$162,269	$(41,804)	$(4,161)	3,470,150	$(38,683)	$78,773

Net loss						(55,433)				(55,433)
Other comprehensive loss:
Foreign currency translation adjustment							2,032			2,032
Reclassification							2,179			2,179

Total comprehensive loss										(51,222)

Preferred stock dividends						(117)				(117)

Balance, December 31, 2002	195,351	$977	17,496,738	$175	$162,269	$(97,354)	$50	3,470,150	$(38,683)	$27,434

Net loss						(11,389)				(11,389)
Other comprehensive loss:
Foreign currency translation adjustment							74			74
Unrealized loss on investments held for sale							(36)			(36)

Total comprehensive loss										(11,351)

Repurchase of treasury stock								18,200	(18)	(18)
Issuance of restricted stock			140,000		145					145
Exercise of stock options and warrants			8,215	1						1
Stock compensation expense					204					204

Preferred stock dividends						(115)				(115)

Balance, December 31, 2003	195,351	$977	17,644,953	$176	$162,618	$(108,858)	$88	3,488,350	$(38,701)	$16,300

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Operating Activities:
Net loss	$(11,389)	$(55,433)	$(1,461)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	26,115	—
Loss on disposal of fixed assets	103	—	305
Loss (gain) on sale of investments	79	—	(7,727)
Loss (gain) on sale of business	—	5,636	(1,090)
Stock based compensation	349	—	—
Write-down of deferred income	(1,119)	—	—
Realized foreign currency translation losses	66	2,179	—
Depreciation and amortization	2,331	3,850	5,311
Provision for losses on accounts receivable	330	74	129
Inventory write downs	—	—	800
Deferred income taxes	—	6,309	(1,464)
Asset impairment	1,711	4,095	4,466
Other non-cash expenses	—	551	—
Mark-to-market interest rate swap	188	(46)	194
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	1,213	841	6,395
Inventories	(442)	920	(1,623)
Prepaid and other assets	3,883	1,438	(127)
Trade accounts payable	(601)	1,412	(399)
Accrued liabilities	(5,174)	4,530	(6,828)

Net cash provided by (used in) operating activities	(8,472)	2,471	(3,119)

Investing Activities:
Proceeds from the sale of Detection Systems, Inc. common stock	—	—	23,176
Purchases of property and equipment	(1,083)	(490)	(1,203)
Software development costs	(182)	(495)	(775)
Proceeds from the sale of property and equipment	1,608	40	1,515
Proceeds from sale of businesses	—	28,389	2,593
Proceeds from redemption of marketable securities	5,187	—	—
Purchases of marketable securities	(6,801)	—	—
Earn out payments on prior acquisitions	(223)	(1,123)	(70)

Net cash provided by (used in) investing activities	(1,494)	26,321	25,236

Financing Activities:
Net repayments on revolving line of credit	$—	$(15,012)	$(20,407)
Repayments on other debt	—	(809)	(1,152)
Repayments on mortgage loan	—	—	(11,500)
Proceeds from sale leaseback obligation	—	—	6,600
Issuance of common stock	—	—	4,148
Purchase of treasury stock	(18)	—	—
Payment of preferred stock dividends	(115)	(117)	(117)

Net cash used in financing activities	(133)	(15,938)	(22,428)

Net increase (decrease) in cash and cash equivalents	(10,099)	12,854	(311)
Effect of exchange rate changes on cash	(30)	282	(140)
Cash and cash equivalents, beginning of year	$16,436	$3,300	$3,751

Cash and cash equivalents, end of year	$6,307	$16,436	$3,300

Supplemental cash flow information:
Cash paid during the year for:
Interest	$1	$1,869	$3,465

Income taxes	$—	$46	$462

Supplemental schedule of non-cash investing and financing:
Purchase of property financed by mortgage	$—	$—	$11,500

Issuance of warrants in connection with building financing	$—	$—	$230

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

      On December 20, 2002, the Company sold its CCTV Business to Honeywell for $36 million, subject to post-closing adjustments plus the transfer of certain liabilities. The financial statements for all periods present the CCTV Business as discontinued operations.

Nature of Operations

      Following the Honeywell Asset Sale in December of 2002, the Company, which is headquartered in Lewisville, Texas, is focused on designing, marketing, selling and servicing niche security products for use in industrial, governmental and consumer surveillance markets worldwide. The Company has a small operation based in Switzerland.

      The Company has two operating segments: the Professional Security Group (“PSG”) whose primary focus is access control and alarm management products and the Diversified Sales Group (“DSG”) which markets products to the consumer/do-it-yourself business as well as its industrial video businesses. A third segment, Corporate, provides human resources, internal audit, legal, financial, information technologies, accounting and reporting functions for the entire business. (see Note 13 of the Notes to Consolidated Financial Statements)

Principles of Consolidation

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

Cash and Cash Equivalents

      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2003 and 2002, the Company had approximately $0.2 million and $1.8 million respectively, in foreign bank accounts.

Trade Accounts Receivable

      The Company estimates the collectibility of its trade accounts receivable. In order to assess the collectibility of these receivables, the Company monitors the current creditworthiness of each customer and analyzes the aging of related past due balances. These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are reserved when it is determined the receivable will not be collected.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and revenues and expenses during the reporting period. Significant estimates are used in the calculation of inventory valuation allowance, provision for bad debts, warranty provisions, assessing the fair value of goodwill and long-lived assets, and the valuation allowance for deferred tax assets. Actual results could differ from those estimates.

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

      The table below shows the roll forward of the valuation allowance for inventory (in thousands):

	2003	2002	2001

Beginning balance	$896	$1,603	$1,335
Charged to expense	1,695	1,239	921
Usage	(1,233)	(1,946)	(653)
Closing balance	$1,358	$896	$1,603

Property and Equipment

      Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to 30 years or, in the case of leasehold improvements, over the term of the lease, if shorter.

Engineering and Software Development Expenses

      The Company capitalizes software development costs. These represent the costs incurred from the time technological feasibility is established until the software is ready for use in the Company’s products. Engineering and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company’s revenue producing products and are amortized over an estimated useful life of three to five years in relation to the expected revenues of each product. Software development costs are regularly reviewed for impairment, and a loss is recognized when the net realizable value falls below the unamortized cost. Engineering and development expenses were $1.3 million, $1.6 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flow generated by those assets is less than the carrying amounts of such assets. The amount of impairment is the excess of the carrying amount over the fair value of such assets. Assets held for sale are carried at the lower of carrying amount or fair value less selling costs.

Goodwill

      In performing goodwill impairment analysis, the Company completes a two step process to determine the amount of any impairment as of December 31st of each year. The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if an impairment may exist. The second step involves comparison of the fair value of the goodwill to the carrying value of the goodwill. Any excess of the carrying value over the fair value is recorded as an impairment charge. In calculating an impairment charge, the fair value of a reporting unit is estimated using discounted cash flow methodology or recent comparable transactions.

Income Taxes

      The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of these assets and liabilities that will result in taxable or deductible amounts in the future. These amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are recognized when it becomes more likely than not that the asset will be realized. A valuation allowance is provided for net assets not expected to be realized.

Revenue Recognition

      Revenues from product sales are recognized upon shipment less an estimate for returns. Revenues from product sales that include installation are recognized when the customer accepts installation. Revenues from royalties are recognized over the royalty period. Revenue from software maintenance contracts is recognized over the one-year term of the agreement.

      Return provisions are based upon the Company’s experience with customers and contractual terms that allow limited returns and price protections.

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

      The table below shows the roll forward of warranty expense for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Beginning balance	$128	$63	$95
Charged to expense	116	110	152
Usage	(60)	(45)	(184)

Closing balance	$184	$128	$63

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)

      Comprehensive income (loss) presented in the statement of stockholders’ equity consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on investments held for sale.

Income (Loss) Per Share

      The Company computes basic income (loss) per share based on the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share includes the number of additional shares of Common Stock that would have been outstanding if the potential dilutive effect of the conversion of stock options, convertible preferred stock and the exercise of outstanding warrants had been included. For the years ended December 31, 2003, 2002 and 2001, respectively, all stock options, preferred shares or warrants were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

Derivative Financial Instruments

      The Company reports derivative instruments under the guidelines of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This standard requires derivative financial instruments to be recorded at fair value. If the derivative is designated as a fair value hedge, the change in fair value of the derivative and the hedged items attributable to the hedged risk are recognized in the results of operations for the current period. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and recognized in the results of operations when the hedged item affects the results of operations. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The Company had an interest rate swap not accounted for as a cash flow hedge because the Company had not established its policy for measuring ineffectiveness. As a result, the changes in fair value at each reporting date are included in earnings. See Note 8.

Marketable Securities

      The Company accounts for its marketable securities, all of which are designated as available for sale, using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on securities available for sale are reported as income in the period of sale. The securities held at December 31, 2003 consisted of callable government securities from the Federal Home Loan Bank (“FHLB”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FRMC”).

Stock-Based Compensation

      The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s Common Stock at the date of grant over the amount an employee must pay to acquire the stock. The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation and its amendment SFAS No. 148, Accounting for Stock Based Compensation — Transition and Disclosure.

      Option exercise prices generally are equal to the market price at the date of grant. Shares under grant generally become exercisable in three equal annual installments beginning one year after the date of grant and expire after ten years. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      No compensation cost is reflected in operations when options granted under the Company’s option plans have an exercise price equal to the quoted market price of the Company’s common stock on the date of grant. The following table illustrates the effect on operations and per share data as if the Company had applied the fair value method.

	Years Ended December 31,

	2003	2002	2001

Loss from continuing operations before cumulative effect of accounting change allocable to common stockholders:
As reported	$(11,690)	$(19,282)	$(3,415)
Deduct: Total stock-based compensation under fair value based method for all awards	(297)	(2,541)	(1,145)

Pro forma	$(11,987)	$(21,823)	$(4,560)

Basic and diluted loss per share from continuing operations before cumulative effect of accounting change
As reported	$(0.83)	$(1.37)	$(0.28)
Pro forma	$(0.85)	$(1.55)	$(0.37)

      The fair value of these options for all periods presented was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 88 to 90 percent; risk-free interest rates ranging from 3.3 to 3.9 percent; no dividend yield; and expected lives of one to seven years.

      The weighted average fair value per share of options granted for 2003, 2002 and 2001 was $0.88, $1.04, and $1.13.

Note 2:     Discontinued Operations

Sale of Net Assets to Honeywell and Related Agreements

      On December 20, 2002, the Company consummated the sale of assets and liabilities related to the CCTV Business (the “CCTV business”) to Honeywell. Honeywell purchased substantially all CCTV business-related assets, business and accounting records and other intellectual property. Of the Company’s employees working in the CCTV business, approximately 280 became Honeywell employees, comprised of 150 international and approximately 130 U.S. employees.

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

      The purchase price was $36.0 million in cash, less a $2.2 million adjustment for a license agreement with Lectrolarm Custom Systems, Inc. (“Lectrolarm”) subject to an additional adjustment and holdback as described below, and the assumption of liabilities. On December 20, 2002, Honeywell paid the Company $28.4 million cash, net of a $5.4 million holdback payable in three installments over 18 months. The loss on disposal of the CCTV business was $12.1 million, which included legal and professional fees of $2.7 million, $2.2 million in realized accumulated currency losses and other expenses related to the transaction of $1.6 million.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The sale agreement provided for changes to the purchase price depending on the final closing book value of the CCTV Business at the time the sale was complete. Following a protracted arbitration process, the final purchase price was increased by $888 thousand. At the closing, Honeywell held back $5.4 million of the purchase price for purposes of any post-closing net asset adjustments and for the purposes of settling indemnity claims against the Company, if any, under the Asset Purchase Agreement. The $5.4 million holdback, will be released to the Company in three equal installments, less any claims, every six months beginning June 2003. All holdback payments will include interest at the prime rate as set forth in the Wall Street Journal on the closing date. As of the end of 2003, Honeywell has made the first two of the three installment payments ($3.6 million), plus the increased purchase price of $888 thousand in accordance with the arbitrator’s report including accrued interest.

      The Company entered into a license agreement with Lectrolarm in order to satisfy a closing condition of the sale. The license fee was $650,000, of which $250,000 was paid by the Company in 2002. The $400,000 balance is due in the first quarter of 2004. The Company assigned the license to Honeywell and agreed to increase the portion of the purchase price to be retained by Honeywell by $2.2 million. The $2.2 million represents the $400,000 balance due on the license purchase and $1.8 million of royalty expenses that Honeywell may incur. Any portion of the retained amount not disbursed to Lectrolarm by Honeywell, plus accrued interest, will be paid by Honeywell to the Company following the expiration of the patent in 2005 or termination of the Lectrolarm license. Because the amount of the refund, if any, that will be received by the Company cannot be determined, the Company has not recorded an asset for any amounts related to Lectrolarm.

      The Company agreed not to compete in the CCTV business for a period of two years. A portion (approximately $0.3 million) of the purchase price was deferred. The amount allocated to the non-compete covenant was determined by an independent valuation. The amount assigned to the non-compete covenant are being amortized over the 24-month non-compete period.

      The Company entered into a Supply Agreement with Honeywell (the “CCTV Products Supply Agreement”) and is committed to buying certain CCTV products, equipment and systems from Honeywell for a period of two years. The agreement will expire in December 2004. Without approval from Honeywell, the Company may not, during the term of the CCTV Products Supply Agreement, purchase, acquire or manufacture CCTV products from any source other than Honeywell. Absent the CCTV Products Supply Agreement, the Company could acquire CCTV products from other suppliers at a better price. However, because the non-compete and supply agreements are in place, the Company does not intend to pursue alternate suppliers. Based upon the estimated premium to be paid to Honeywell for CCTV products during the term of the CCTV Product Supply Agreement, a portion (approximately $1.8 million) of the purchase price is treated as deferred income as determined by an independent valuation. The value assigned to the CCTV Products Supply Agreement is amortized against cost of sales as sales of products purchased from Honeywell are made during the 24-month supply agreement. If the purchase amount falls short of the projection, as occurred in 2003, the deferred income is proportionally adjusted as a credit to discontinued operations. As of the end of 2003, approximately $0.5 million of the deferred income was recognized as credit to cost of goods sold and $1.1 million of the deferred income was adjusted as credit to discontinued operations.

      Honeywell entered into a sublease under which Honeywell will sublease approximately half of the office space and two-thirds of warehouse space at the Company’s Headquarters Facility at 1301 Waters Ridge Drive, Lewisville, Texas. The initial term of the Sublease Agreement was one year. Honeywell and the Company entered into a new Sublease in December 2003, in which Honeywell has extended its tenant status for six more months, paying approximately $35,000 a month through June 2004.

      Honeywell received an exclusive, royalty-free license to use certain trademarks, including the Ultrak trademark, and copyrights related to such trademarks for perpetuity. Such trademarks and copyrights licensed to Honeywell were used in connection with the CCTV business.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The discontinued operations were previously included in the Professional Securities Group segment. Summarized financial information for the discontinued operations is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Sales	$173	$96,752	$100,711
Gross profit	(245)	33,680	33,135
Operating profit (loss)	(2,038)	2,495	(968)
Income from discontinued operations net of tax expense (benefit) of $(123), $327, and $(1,007)	186	1,953	1,837

Fourth Quarter 2000 Restructuring Costs

      During the fourth quarter of 2000, the Company, in conjunction with changes in key management personnel, made several changes in its strategic plan that resulted in significant expenses. Additionally, based on this new strategic direction, certain assets were assessed for impairment. The impacts to the CCTV Business are classified as discontinued operations and presented below.

      The charges to income related to these items are summarized as follows (in thousands):

December
2000

Closure of European distribution center	$7,246
Goodwill impairment — France	10,103
Goodwill impairment — Germany	2,985
Closure of business — France	2,686
Inventory write downs	8,207
Software development costs	655
Foreign currency losses	4,197
Other	237

$36,316

      Details of the 2000 accrued restructuring charges that remained in 2001 and 2002 are as follows (in thousands):

	Accrued	2001	Amount	Accrued
	December 31,	Charge	Paid in	December 31,
	2000	(Credit)	Cash	2001

Employee severance and termination benefits	$1,899	$(1,253)	$(469)	$177
Leased facilities and other terminations costs	3,191	(347)	(2,371)	473

	$5,090	$(1,600)	$(2,840)	$650

	Accrued	2002	Amount	Accrued
	December 31,	Charge	Paid in	December 31,
	2001	(Credit)	Cash	2002

Employee severance and termination benefits	$177	$(116)	$(61)	$—
Leased facilities and other terminations costs	473	(167)	(306)	—

	$650	$(283)	$(367)	$—

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The losses (credits) were classified in statements of operations as follows (in thousands):

	2002	2001

Cost of sales	$—	$—
General and administrative	(283)	(1,600)
Asset impairment charges	—	—
Foreign exchange losses	—	—

	$(283)	$(1,600)

Note 3:	Restructuring Activity

      The following tables illustrate the effects of restructuring activities (in thousands):

	Accrued as of	2003	Amount	Accrued as of
	December 31,	Charge	Paid in	December 31,
	2002	(Credit)	Cash	2003

Ohio plant closure severance	$175	$(66)	$(109)	$—
United Kingdom lease	600	(90)	(180)	330
Zurich lease	228	(148)	(80)	—
Severance	1,249	400	(949)	700

	$2,252	$96	$(1,318)	$1,030

	Accrued as of	2002	Amount	Accrued as of
	December 31,	Charge	Paid in	December 31,
	2001	(Credit)	Cash	2002

SAP impairment	$—	$2,718	$—	$—
Technology license non-cash impairment	—	255	—	—
Ohio plant closure non-cash impairment	—	95	—	—
Ohio plant closure severance	—	570	(395)	175
United Kingdom lease	—	600	—	600
Zurich lease	—	228	—	228
Severance	—	2,800	(1,551)	1,249

	$—	$7,256	$(2,097)	$2,186

	Accrued as of	2001	Amount	Accrued as of
	January 1,	Charge	Paid in	December 31,
	2001	(Credit)	Cash	2001

Severance	$364	$(47)	$(317)	$—
California outsourcing	6	—	(6)	—

	$370	$(47)	$(323)	$—

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The losses (credits) were classified in statements of operations as follows (in thousands):

	2003	2002	2001

Cost of sales	$—	$—	$—
General and administrative	96	4,283	(47)
Assets Impairment Charges	—	2,973	—

	$96	$7,256	$(47)

SAP Impairment

      In connection with the Honeywell Asset Sale in 2002, the Company’s Board of Directors approved Management’s recommendation to replace SAP, the enterprise software for its domestic locations, with a new, more cost effective management reporting system. As the Company determined that it no longer had the infrastructure to support its continued investment in SAP. The annual costs to maintain SAP were approximately $760,000. During the fourth quarter of 2002, the Company recorded an impairment charge for its corporate segment of $2.7 million to write-down the value of the SAP system to its estimated fair value of $450,000.

Technology License Impairment

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

Closure of the Ohio Plant

      On June 5, 2002, the Company announced the closure of its manufacturing facility in Carroll, Ohio (the “Ohio Plant”) after evaluating all aspects of the closure, including operational and economic considerations. Closure costs recorded during the second quarter of 2002 were $665,000, including accrued severance compensation of $570,000 for 50 Ohio Plant employees. During 2002, the Company paid approximately $395,000 in severance costs in connection with the closure of the Ohio Plant. There were additional payments of approximately $109,000 paid during the first two quarters of 2003.

United Kingdom Lease

      In the Honeywell Asset Sale, Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom. During 2003, the Company was in discussion with the landlord for a possible settlement on the remaining lease commitment, which extends through 2011 but is terminable in 2006. In addition, the Company has listed the property for a sublease arrangement with a local Warrington Real Estate firm. At the end of 2002, the Company accrued $600,000 to cover the contractual liabilities for the balance of the term of the lease. At the end of 2003, approximately $330,000 was left on the balance sheet for the remaining lease obligation, after reducing the estimated cost of settlement by $90,000 due to the favorable progress in the settlement negotiations. During the first quarter of 2004, the Company reached a final settlement with the landlord. The final settlement was for $330,000 and is due to be completely paid in June 2004.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Zurich Lease

      During the third quarter of 2002, the Company’s former CEO, Mr. Zenger, authorized the execution of a five-year lease (terminable after three years) for executive office space in Zurich, Switzerland. After Mr. Zenger’s departure from the Company, at the end of 2002, there were no further plans to utilize the space. In December 2002, the Company recorded a charge to operations of $228,000 representing the remaining obligation under the abandoned lease. In May 2003, the Company entered into a settlement agreement to terminate the lease and paid the landlord $80,000.

Executive and Management Severance

      At the end of 2002, the Company decided to sever a number of executives including the past two CEOs (Mr. George Broady and Mr. Niklaus Zenger), the Chief Operating Officer, the Senior Vice-President of the domestic sales group and the Vice-President of Marketing and recorded severance charges of approximately $2.8 million. Mr. Broady’s severance, $1,210,000, will be paid out over a period of three years beginning in January 2003. Mr. Zenger’s severance of approximately $850,000 was paid in 2002. Severance of $321,000 for the former Senior Vice-President of the domestic sales group and severance for other management of $380,000 were paid in 2002. In June 2003, the Company recognized a $400,000 severance liability for seven employees of its Corporate Staff.

      In November 2003, the Company terminated the employment of its prior CEO, Mr. Bryan Tate. The Company has not accrued any amounts for Mr. Tate’s separation. The Company is currently in discussions with Mr. Tate regarding a possible severance arrangement.

      In January 2004, the Company reached final settlement agreements with all former executives, excluding Mr. Tate, and paid off their remaining severance and severed all employment ties with Mr. Broady, who remains a stockholder of ABC.

Activities Prior to 2001

      During the third quarter of 2000, the Company incurred charges of $1,286,000 related to the separation of three former executives and severance obligations related to the outsourcing of manufacturing operations in California.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4:	Trade Accounts Receivable

      Supplemental information on net trade accounts receivable (in thousands):

	December 31,

	2003	2002

Gross trade accounts receivable	$4,205	$5,357
Less: allowance for doubtful accounts	(721)	(402)

	$3,484	$4,955

      Allowance for doubtful trade accounts (in thousands):

	Balance at			Balance at
	Beginning	Charged to	Deductions	End of
	of Period	Operations	from A/R	Period

Year ended December 31, 2003	$402	$319	$—	$721
Year ended December 31, 2002	282	120	—	402
Year ended December 31, 2001	1,864	4	(1,586)	282

Note 5:	Property and Equipment

      The components of property and equipment are as follows (in thousands):

		December 31,

	Useful Lives	2003	2002

Machinery and equipment	3-7 years	$3,891	$5,688
Furniture and fixtures	3-7 years	1,443	1,836
Internal use software	3-8 years	599	450
Software development costs	3-5 years	3,097	3,020
Buildings and land	20-30 years	1,000	8,030

		10,030	19,024
Accumulated depreciation		(7,220)	(8,506)

		$2,810	$10,518

Note 6:	Income Taxes

      The provision (benefit) for taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

Federal
Current	$—	$—	$—
Deferred	—	—	—
State	—	—	41
Foreign	—	—	63

	$—	$—	$104

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income (loss) before provision (benefit) from taxes consists of the following (in thousands):

	Year Ended December 31,

	2003	2002	2001

United States	$(8,261)	$(18,562)	$(3,567)
Foreign	(3,314)	(603)	373

	$(11,575)	$(19,165)	$(3,194)

      The Company’s effective income tax rate differed from the U.S. Federal statutory rate as follows:

	Year Ended December 31,

	2003	2002	2001

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax effect	(3.3)	(4.8)	0.4
Goodwill amortization and impairment	—	—	7.7
Other non-deductible expenses	0.3	0.3	2.1
Adjust prior year receivable	—	(2.3)	—
Change in valuation allowance	46.4	44.6	25.0
Other, net	(9.1)	(3.8)	2.1

	0.0%	0.0%	3.3%

      The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2003	2002

Deferred tax assets:
Inventories	$480	$373
Accounts receivable	215	229
Accrued expenses	539	1,050
Net operating loss carry forwards	21,661	18,265
Goodwill amortization and impairment	4,401	3,950
Foreign deferred tax assets	11,543	10,377
Other, net	1,074	1,162

Gross deferred tax assets	39,913	35,406
Deferred tax liabilities:
Property and equipment	(160)	(951)

Gross deferred tax liabilities	(160)	(951)
Valuation allowance	(39,753)	(34,455)

Net deferred tax asset	—	—

      At December 31, 2003, the Company had federal, state and foreign net operating loss carry forwards of approximately $58.5 million, $51.3 million and $30.7 million, respectively. Federal net operating loss carry forwards expire in 2021 and 2023. The state net operating loss carry forwards expire in 2005 to 2023.

      The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. As a result of the sale of the CCTV Business to Honeywell and an

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluation in 2002 of the realizability of income tax benefits from future operations, the Company increased its valuation allowance to equal the net deferred tax asset. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carry forward periods (2005-2023) and is subject to change depending on tax laws in effect in years in which carry forwards are used.

Note 7:     Goodwill

      A summary of the changes in goodwill, by segment, is as follows (in thousands)

	PSG	DSG	Total

Net carrying value at December 31, 2001	$19,098	$729	$19,827
Earn out payments on prior acquisitions	887	—	887
Cumulative effect of accounting change	(14,762)	—	(14,762)
Impairment losses	(620)	—	(620)

Net carrying value at December 31, 2002	4,603	729	5,332
Settlement of earn out payment on prior acquisition	(100)	—	(100)
Impairment losses	(1,711)	—	(1,711)

Net carrying value at December 31, 2003	$2,792	$729	$3,521

      Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Professional Security Group (“PSG”) segment has three reporting units: MDI Security Systems (“MDI”), MDI International (“MDI Switzerland”) and ABM Data Systems (“ABM”). The Diversified Sales Group (“DSG”) segment has three reporting units: the consumer/do-it-yourself business (“SecurityandMore”), Industrial Vision Source (“IVSTM”) and Mobile Video Products (“MVPTM”). There is also a reporting unit for the corporate segment.

      In performing its impairment analysis under SFAS No. 142, the Company completes a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if an impairment may exist. The second step involves comparison of the fair value of the goodwill to the carrying value of the goodwill. Any excess of the carrying value over the fair value is recorded as an impairment charge. In calculating an impairment charge, the fair value of a reporting unit is estimated using discounted cash flow methodology or recent comparable transactions.

      The Company completed its transitional impairment analysis as required by SFAS No. 142 as of January 1, 2002. As a result, the Company recorded a non-cash charge of approximately $14.8 million in the U.S. MDI reporting unit to reduce the carrying value of its goodwill. This charge is reflected as a cumulative effect of an accounting change attributable to continuing operations. Additionally, the Company recorded a non-cash charge of approximately $11.3 million related to the CCTV business, which is reflected as a cumulative effect of an accounting change attributable to discontinued operations.

      In connection with the Company’s annual impairment analysis as of December 31, 2002, the fair value of the Company’s ABM reporting unit was concluded to be less than the carrying value. Accordingly, an impairment charge was recorded in the fourth quarter of 2002 of $620,000.

      As part of the impairment test as of December 31, 2003, the Company determined that an impairment charge was necessary for the MDI Switzerland reporting unit and the ABM reporting unit. The 2003 charges included goodwill impairments of $1,061,000 related to MDI Switzerland and $650,000 related to ABM.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below illustrates the impact of SFAS No. 142 had it been effective and adopted for all periods presented. Net loss from continuing operations adjusted to exclude the amortization expense related to goodwill, is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Reported net loss from continuing operations allocable to common stockholders	$(11,690)	$(19,282)	$(3,415)
Goodwill amortization	—	—	833

Adjusted net loss from continuing operations allocable to common stockholders	$(11,690)	$(19,282)	$(2,582)

Note 8:     Other Intangible Assets

      Intangible assets consist of the following (in thousands):

		December 31, 2003
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value

Intangible assets subject to amortization
Patents and trademarks	17.1	$98	$(49)	$49
Loan origination and sale leaseback fees	3.0	549	(549)	—

		$647	$(598)	$49

		December 31, 2002
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value

Intangible assets subject to amortization
Patents and trademarks	17.1	$98	$(42)	$56
Licensing agreements	3.7	80	(80)	—
Loan origination and sale leaseback fees(1)	3.0	549	(275)	274

		$727	$(397)	$330

      Amortization expense related to intangible assets subject to amortization was $281,000, $596,000, and $399,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In December 2002, the Company wrote off its remaining unamortized loan origination fees of approximately $240,000 in connection with the payoff of its debt with Frost National Bank.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate estimated future amortization expense for intangible assets as of December 31, 2003 is as follows (in thousands):

2004	$7
2005	7
2006	7
2007	7
2008	7
Thereafter	14

Total	$49

Note 9:     Other Charges

Royalty Claim

      On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of $21,000 over the ensuing 24 months and is reflected as accrued royalties on the balance sheet.

Note 10:     Financing Arrangements

Line of Credit

      As of the end of 2003, the Company does not have a domestic line of credit or loan facility. The Company maintains a small credit facility in Switzerland with a balance less than $250,000 to fund the working capital needs of its Swiss business.

      On April 22, 2002, the Company received funding from Frost National Bank on a three-year, $15.0 million credit facility (the “Frost Credit Facility”) at prime plus 0.75% and settled its indebtedness with all previous lenders. The Company used approximately $11.6 million in net proceeds from the Honeywell Asset Sale to eliminate the balance of the Frost Credit Facility.

Building Financing

      During 1998, the Company’s Headquarters Facility was built. Through December 31, 2000, the Company leased its facility under a synthetic lease classified for book purposes as an operating lease. In January 2001, the Company terminated its lease and purchased its Headquarters Facility from the lessor with an $11.5 million mortgage.

      The building and surrounding 14 acres of land were sold to Briarwood Capital Corporation (“Briarwood”) for $6.6 million in December 2001 in a sale-leaseback transaction. The Company began leasing its Headquarters Facility in January 2002 at a cost of $60,000 per month for a term of 30 months. Under the terms of the lease agreement, the Company had an option to purchase the property for $6.9 million by giving notice on or before November 30, 2003. As a closing condition of the Honeywell Asset Sale, the Company’s lessor, Briarwood demanded and obtained an increase in the purchase option from $6.9 million to $7.55 million and required the Company to pay the last six months of rent in advance. The Company elected not to exercise the purchase option in November 2003. Both the building assets and the liability of $6.6 million were removed from the balance sheet at the end of 2003.

      The Company has accounted for the transaction as a financing transaction and recorded the proceeds from the sale as a financing obligation, classified the lease payments as interest expense and continued to carry

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the value of the land and building on its books and record depreciation. The $4,466,000 difference between the net book value and the sales proceeds was recorded in the statement of operations as an asset impairment charge in December 2001.

      In connection with the sale leaseback transaction, the Company granted warrants to purchase 200,000 shares of the Common Stock to the Company’s former Chairman and Chief Executive Officer, Mr. George Broady in exchange for his guarantee of the rent payments, as required by Briarwood. Additionally the Company granted warrants to purchase 100,000 shares of the Common Stock to Briarwood. (see Note 12)

Interest Rate Swap

      The Company maintained an interest rate swap which was used to limit the effect of increases in interest rates on its prior debt instruments. The swap had a notional amount of $5.0 million and expired in February 2004. At December 31, 2003, the swap had a negative fair value of $52,000 and is included as a component of other current liabilities. In the first two months of 2004, the Company paid $52,000 for the final settlement of this interest rate swap contract.

Note 11:     Commitments and Contingencies

Operating Leases

      The Company leases office and warehouse space, as well as data processing and office equipment, under long-term, non-cancelable leases.

      Minimum future rental payments, excluding subleasing income, including $480 thousand prepaid rent for the Lewisville facility for 2004, for all long-term non-cancelable operating leases are presented below (in thousands):

Years Ending
December 31,

2004	$903
2005	154
2006	85
Thereafter	—

$1,142

      Total rent expense was as follows (in thousands):

Years Ending
December 31,

2003	$544
2002	710
2001	604

Aasset Security Litigation

      In December 2003, the Company was awarded a 2.5 million Euro judgment (approximately $3.0 million) in a lawsuit filed in France against Aasset Security. The Company filed the lawsuit in 2000 against Aasset Security and its principals for unfair trade practices after the Company acquired an Aasset’s predecessor’s firm in 1997. The Company is represented by French counsel on a contingency basis. The contingency fee to be paid to outside counsel will be between 35% to 40% of the payments received, depending upon the timing of the receipts. In February 2004, a French appeal court upheld the initial ruling and ruled that Aasset pay one

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million Euro of the judgment immediately, while another appeal process by Aasset proceeds. The Company is working through the French judicial system to pursue the recovery of the judgment but cannot ascertain the timing of collection, which might not be imminent. Aasset Security through its attorneys has filed for a further appeal, a process that likely takes up to two years. No benefit has been recorded for this gain contingency.

Note 12:     Stockholders’ Equity

Private Placement of Common Stock

      In October 2001, the Company completed a private placement to the Company’s former CEO, Mr. Zenger, of 2,337,700 shares of its Common Stock for net proceeds of approximately $4.1 million. At a special meeting held on November 30, 2001, the stockholders approved the granting of an option to sell an additional 293,879 shares of Common Stock to Mr. Zenger for $558,370. This option has not been exercised.

Preferred Stock

      The Company’s Series A Preferred Stock (the “Preferred Stock”) formerly earned dividends at the rate of 12% per annum, payable quarterly. All dividends accrue whether or not such dividends have been declared and whether or not there are any profits, surplus or other funds of the Company legally available for payment.

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

      On December 19, 2003, the Company entered into a standstill agreement with Victoria and Eagle Strategic Fund (VESF), agreeing not to redeem the preferred shares for eighteen months and permanently lowering the dividend rate to 200 basis points over one-year LIBOR. In addition to owning all preferred shares, VESF held approximately 2 million shares of common stock of the Company as of December 31, 2003.

Warrants

      In connection with a personal guarantee given for the Headquarters Facility financing (see Note 10), the Company’s Board of Directors granted warrants to Mr. Broady authorizing him to purchase 200,000 shares of the Company’s Common Stock at $1.64 per share. The market price on the date of grant was $1.43. These warrants were valued at $130,000, expire in December 2004 and were amortized over the term of the related financing obligation. The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 84%, a risk-free interest rate of 3.0%, no dividend yield and an expected life of two years.

      On December 13, 2001, the Board of Directors granted Briarwood, the Company’s landlord, warrants to purchase 100,000 shares of the Common Stock at an exercise price of $1.55 per share in connection with the building and land financing (see Note 10). These warrants expire ten years from the grant date, were valued at $100,000 and are amortized over the term of the related financing obligation. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 81%, a risk free interest rate of 4.4%, no dividend yield and an expected life of five years.

      On October 19, 2001, in connection with the private placement to Mr. Zenger, the Board of Directors granted the placement agent a warrant to purchase 200,000 shares of the Common Stock at $1.25 per share. This warrant was not exercised and expired on October 18, 2002.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Grant

      In April 2003, the Compensation Committee of the Board of Directors approved a grant of 140,000 restricted shares of common stock to the Company’s then Chief Executive Officer, Mr. Bryan Tate. 70,000 shares were to vest as of January 1, 2004, and 70,000 shares were to vest as of January 1, 2005. The value of the stock on the date of grant was approximately $145,000 and was recorded as an increase to common stock and additional paid-in capital. The Company recognized $145,000 as compensation expense during 2003 related to this grant.

Stock Option Grant

      In April 2003, Mr. George Broady was re-instated as an assistant to the then Chief Executive Officer, and received a grant of 300,000 stock options exercisable at $0.95 and expiring on January 15, 2005. These options vested immediately upon issuance and resulted in a $204,000 increase in additional paid-in capital and compensation expense in the second quarter of 2003.

Note 13:     Stock-Based Compensation

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

2002 Stock Incentive Plan

      On June 7, 2002, the Company’s stockholders voted to amend and replace the 1988 Plan with the 2002 Stock Incentive Plan (the “2002 Plan”). The purpose of the 2002 Plan is to allow the Company to provide more attractive equity incentives to retain existing employees, to attract prospective employees and to obtain the services of directors and consultants. The 2002 Plan covers 5,000,000 shares of Common Stock, an increase of 2,800,000 shares over the amount available under the 1988 Plan. To the extent that these options are exercised in the future, they will decrease the existing stockholders’ percentage equity ownership in the Company and will be dilutive to existing stockholders. The issuance and exercise of additional options could have the effect of diluting the earnings per share and book value per share of the outstanding Common Stock. At December 31, 2003, there were 3,441,105 shares available for grant under the 2002 Plan.

1997 Incentive Stock Option Plan

      The Company’s 1997 Incentive Stock Option Plan (the “1997 Plan”) covers options for up to 400,000 shares of Common Stock. Options under the 1997 Plan are awarded based on the Company’s ability to meet one or more definitive performance measurements for a fiscal year. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Options granted under the 1997 Plan are limited to 1% of the outstanding Common Stock. On December 31, 2003, there were 396,880 shares of Common Stock available for grant under the 1997 Plan.

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Information with respect to options outstanding and changes for each of the three years in the period ended December 31, is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,642,541	$3.35	1,136,486	$4.69	1,118,569	$7.34
Granted	1,154,000	1.12	867,915	1.34	620,851	1.89
Exercised	(8,215)	1.10	—	—	—	—
Forfeited	(1,226,311)	3.59	(361,860)	2.73	(602,934)	6.66

Outstanding at end of year	1,562,015	$1.52	1,642,541	$3.35	1,136,486	$4.69

Options exercisable at end of year	588,015	$2.18	1,642,541	$3.35	200,936	$8.47

      Additional information about stock options at December 31, 2003 is summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.01 to $1.05	620,000	9.3 years	0.97	150,000	1.04
$1.06 to $1.20	201,000	8.5 years	1.10	201,000	1.10
$1.21 to $1.30	229,000	9.5 years	1.22	10,000	1.27
$1.31 to $1.50	352,775	9.4 years	1.36	97,775	1.49
$1.50 to $20.00	159,240	0.5 years	5.00	129,240	5.80

	1,562,015	8.4 years	1.52	588,015	2.18

Note 14:     Related Party Transactions

      The Company engaged the firm Neonova for $15,000, plus travel related expenses, to assess its network and telecommunication infrastructure. Neonova completed an assessment report in December 2003. Neonova is wholly owned subsidiary of Digitel. Bryan Tate, ABC’s previous CEO, was a majority owner and Chairman of Digitel.

Note 15:     Segment Disclosures and Foreign Operations

      The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are consistent with internal management reporting, and the segment disclosures for prior years have been reclassified to be consistent with the current year

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

presentation. The Company evaluates performance based operating profit (loss). The accounting policies of these segments are the same as those described in the summary of significant accounting policies (Note 1).

      The Company has two operating segments: the Professional Security Group (“PSG”) and the Diversified Sales Group (“DSG”).

      PSG is comprised of MDI, MDI Switzerland and ABM. MDI is the anchor of the access control business. ABM sells alarm management software to central monitoring stations that are owned by either organizations for their own use, such as large universities, or commercial operators such as surveillance companies.

      DSG is comprised of the SecurityandMore, IVSTM and MVPTM. SecurityandMore sells easy-to-install surveillance monitoring kits through its call center, the www.SecurityandMore.com web-site and national retail customers. IVSTM distributes video products to manufacturing and research facilities. MVPTM sells monitoring and recording devices to public transit vehicles. Both IVSTM and MVPTM sell third-party products as well as the Company’s own branded products.

      In addition to PSG and DSG, the corporate functions of human resources, legal, financial, information technologies, accounting, reporting and executive are located in Lewisville, Texas. Also included is a service center that repairs DSG and PSG products, as well as other manufactured products.

	PSG	DSG	Corporate	Total

2003
Total revenue	$16,995	$22,579	$265	$39,840
Inter-segment revenue	(60)	—	(11)	(71)

Revenue from external customers	$16,935	$22,579	$254	$39,769

Gross profit	$6,562	$5,194	$302	$12,058
Selling, general and administrative expenses	9,360	3,320	7,115	19,795
Asset and goodwill impairment	1,711	—	—	1,711
Depreciation and amortization expense	1,009	107	872	1,988

Operating loss	$(5,518)	$1,767	$(7,685)	$(11,436)

2002
Total revenue	$21,825	$25,389	$615	$47,829
Inter-segment revenue	(3,404)	(12)	(171)	(3,587)

Revenue from external customers	$18,421	$25,377	$444	$44,242

Gross profit	$7,163	$5,266	$18	$12,447
Selling, general and administrative expenses	6,559	2,100	15,034	23,693
Asset and goodwill impairment	620	—	2,718	3,338
Depreciation and amortization expense	360	66	1,915	2,341

Operating loss	$(376)	$3,100	$(19,649)	$(16,925)

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	PSG	DSG	Corporate	Total

2001
Total revenue	$24,042	$42,979	$1,128	$68,149
Inter-segment revenue	(6,400)	—	(752)	(7,152)

Revenue from external customers	$17,642	$42,979	$376	$60,997

Gross profit	$6,314	$10,883	$(434)	$16,763
Selling, general and administrative expenses	3,653	3,534	9,274	16,461
Asset and goodwill impairment	—	—	4,466	4,466
Depreciation and amortization expense	261	150	4,083	4,494

Operating loss	$2,400	$7,199	$(18,257)	$(8,658)

      A reconciliation of total assets per segment to the consolidated balance sheet is as follows:

	December 31,

	2003	2002

PSG	$5,145	$10,928
DSG	5,328	5,767
Corporate	15,282	32,088
Discontinued Operations	81	1,833

	$25,836	$50,616

      Geographic information (in thousands):

	Years Ended December 31,

	2003	2002	2001

Sales:
United States	$37,721	$43,093	$59,047
Switzerland	2,048	1,149	1,950

	$39,769	$44,242	$60,997

Note 16:     Asset Sales

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

      In January 2001, Company tendered its 21% interest in Detection Systems, Inc. for $24.0 million, which represented a price of $18 per share. The total gain on sale of this investment was $7.7 million, net of $0.8 million in commissions to Mr. Broady, the Company’s former Chairman and CEO and the write off of goodwill of $1.5 million.

Note 17:     Major Customers and Suppliers

      One of the Company’s customers, a prime contractor of U.S. federal government projects, accounted for approximately 8% of total PSG segment sales in 2003, 10% in 2002 and 14% in 2001. Another prime

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contractor of U.S. federal government projects accounted for approximately 8% of the total PSG segment sales in 2003.

      In 2001, Sam’s Club accounted for approximately 41% of the total DSG segment sales. In October 2001, Sam’s Club discontinued carrying a substantial portion of this segment’s products. Costco, another major national retailer, accounted for approximately 25% of total DSG segment sales in 2003. Loss of this customer would have a material adverse effect on DSG’s operations.

      Hitron, Inc. and Sony were the Company’s major suppliers for electronic video products during 2003, 2002 and 2001. Ameritron Inc. was the Company’s largest supplier of access control equipment in 2002 and 2001. Honeywell is contractually the only supplier for the video components of access control projects. Loss of any one of these suppliers, other than Honeywell, could result in short-term supply problems and a possible loss in sales.

Note 18:     Fair Value of Financial Instruments

      The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market sale.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate that value. The fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their fair value based on the short maturities of these instruments.

Marketable Securities

      During 2003, the Company purchased $3.6 million in callable government securities from the Federal Home Loan Bank (“FHLB”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FRMC”). The Company has classified these investments as available for sale. Market value is based on the quoted market price at the end of the period. The following table summarizes these securities (dollars in thousands):

Security	Coupon	Callable	Maturity	Amortized	Unrealized	Market
Type	Rate	Date	Date	Cost	Loss	Value

FHLB	6.50%	3/15/2004	3/15/2017	$574	$17	$557
FHLB	6.59%	8/6/2004	8/6/2014	127	3	124
FNMA	5.50%	4/16/2004	4/16/2018	510	10	500
FNMA	6.25%	2/17/2004	2/17/2017	118	2	116
FNMA	5.63%	2/23/2004	2/23/2014	77	2	75
FRMC	6.35%	5/15/2004	5/15/2016	129	2	127

				$1,535	$36	$1,499

AMERICAN BUILDING CONTROL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19:     Quarterly Operating Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003:
Net sales	$11,395	$9,847	$10,668	$7,859
Gross profit	3,623	2,460	3,825	2,150
Net loss	(2,661)	(4,322)	(1,110)	(3,411)
Net loss per share, basic:	$(0.19)	$(0.31)	$(0.08)	$(0.23)

Net loss per share, diluted:	$(0.19)	$(0.31)	$(0.08)	$(0.23)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2002:
Net sales	$9,771	$11,861	$11,089	$11,521
Gross profit	2,902	3,303	3,451	2,791
Net loss	(27,341)	(2,993)	(1,636)	(23,463)
Net loss per share, basic:	$(1.95)	$(0.21)	$(0.12)	$(1.67)

Net loss per share, diluted:	$(1.95)	$(0.21)	$(0.12)	$(1.67)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year ended December 31, 2003. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2003 to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were various changes in the Company’s internal controls associated with the implementation and conversion to a new accounting software system in the fourth quarter of 2003. The Company expects that the new accounting software system will improve internal controls and financial reporting.

PART III

Item 10.	Directors and Executive Officers of Registrant

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 14.	Principal Accounting Fees and Services

      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statements and Reports on Form 8-K

Financial Statements

      The following financial statements of American Building Control are filed with this report and can be found at Item 8 of this Form 10-K:

Report of the Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Financial Statement Schedules

      All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.

Reports on Form 8-K

Filing Date	Description

12/24/2003	On December 24, 2003, a report was filed detailing the Standstill Agreement between Victoria and Eagle Strategic Fund and the Registrant.
11/14/2003	On November 14, 2003, a report was filed furnishing the Registrant’s third quarter 2003 earnings.
11/10/2003	On November 10, 2003, a report was filed announcing changes to the Registrant’s Management and Board of Directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

By:	/s/ DANNY W. MILLS

Danny W. Mills
President and Chief Executive Officer

Dated: April 9, 2004

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CARLO R. LOI Carlo R. Loi	Chairman of the Board	Dated: April 9, 2004

/s/ DANNY W. MILLS Danny W. Mills	President, Chief Executive Officer (Principal Executive Officer)	Dated: April 9, 2004

/s/ JON D. GREENWOOD Jon D. Greenwood	Senior Vice-President, Secretary, Treasurer and Interim-Chief Financial Officer (Principal Financial and Accounting Officer)	Dated: April 9, 2004

/s/ LANCE BORVANSKY Lance Borvansky	Director	Dated: April 9, 2004

/s/ JOHN C. MACAULAY John C. Macaulay	Director	Dated: April 9, 2004

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended to December 20, 2002 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2002)
3.2	By-Laws of the Company, as amended to June 7, 2002 (filed as Exhibit 3.7 to the Company’s Form 10-K for the year ended December 31, 2002)
4.1	Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891))
10.1	Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan, as of June 1, 2001 (filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.2	Amendment No. 1 to the Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan effective as of December 4, 2001 (filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.3	Ultrak, Inc. 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1997)(+)
10.4	Ultrak, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s definitive proxy statement for the 2002 annual meeting of stockholders)(+)
10.5	Employment Agreement, effective January 1, 2002, between the Company and Chris Sharng (filed as Exhibit 10.45 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.6	Amendment to Employment Agreement, effective August 25, 2002, between the Company and Chris Sharng (filed as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2002)(+)
10.7	Release Agreement, dated December 31, 2002, between the Company and Chris Sharng (filed as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2002)(+)
10.8	Employment Agreement, effective July 1, 2002, between the Company and Karen Austin (filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002)(+)
10.9	Release Agreement, dated December 31, 2002, between the Company and Karen Austin (filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2002)(+)
10.10	Agreement, dated January 19, 2004, between the Company and Karen S. Austin.(*)(+)
10.11	Employment Agreement, effective January 1, 2002, between the Company and Wendy Diddell (filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.12	Agreement, dated January 19, 2004, between the Company and Wendy Diddell.(*)(+)
10.13	Severance Agreement, dated December 4, 2001, between Ultrak Operating, L.P., the Company, and George K. Broady (filed as Exhibit 10.46 to the Company’s Form 10-K for the year ended December 31, 2001)(+)
10.14	Full and Final Release of Claims, dated as of January 1, 2004, between the Company and George Broady.(*)(+)
10.15	Agreement, dated February 2, 2004, between the Company and John Cannon.(*)(+)
10.16	Lease Agreement, dated December 17, 2001, between Ultrak Operating, L.P. and Briarwood Waters Ridge, LP (filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2002)
10.17	Consent to Sublease Agreement and First Amendment to Lease Agreement, dated December 20, 2002, among Ultrak Operating, L.P., Briarwood Waters Ridge LP, and Pittway Corporation. (filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended December 31, 2002)
10.18	Warrant Agreement, dated January 14, 2002, between the Company and George K. Broady (filed as Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001)
10.19	Asset Purchase Agreement among the Company, the Company’s subsidiaries and Honeywell International, Inc. (filed as Annex A to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)

Exhibit No.	Description

10.20	Letter Agreement, dated November 26, 2002, amending the Asset Purchase Agreement among the Company, the Company’s subsidiaries, and Honeywell International, Inc. (filed as Annex E to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)
10.21	Amendment to Asset Purchase Agreement, dated December 5, 2002, among the Company, the Company’s subsidiaries, and Honeywell International, Inc. (filed as Annex B to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)
10.22	Amended License Agreement, dated December 1, 2002, between the Company and Lectrolarm Custom Systems, Inc. (filed as Annex A to the Supplement, dated December 6, 2002, to the Company’s definitive proxy statement for the December 20, 2002 special meeting of the stockholders)
10.23	Transition Services Agreement, dated December 20, 2002, among the Company, certain of the Company’s subsidiaries and Pittway Corporation (“Pittway”) (filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended December 31, 2002)
10.24	CCTV Products Supply Agreement, dated December 20, 2002, between the Company and Pittway (filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002)
10.25	Sublease Agreement, dated December 20, 2002, between Ultrak Operating, L.P. and Pittway (filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended December 31, 2002)
10.26	Trademark and Copyright License Agreement, dated December 20, 2002, between the Company and Pittway (filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended December 31, 2002)
10.27	Shared Intellectual Property License Agreement, dated December 20, 2002, between the Company and Pittway (filed as Exhibit 10.39 to the Company’s Form 10-K for the year ended December 31, 2002)
10.28	Access Control Supply Agreement, dated December 20, 2002, between Ultrak Operating, L.P. and Pittway (filed as Exhibit 10.40 to the Company’s Form 10-K for the year ended December 31, 2002)
10.29	Employment Agreement dated December 18, 2003, between Danny Mills and the Company.(*)(+)
14.1	Code of Ethics(*)
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2002)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).(*)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.(*)
32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.(*)
99.1	Audit Committee Charter revised by the Audit Committee as of January 27, 2004.(*)
99.2	Nominating Committee Charter adopted by the Board on March 8, 2004.(*)

(*)	Exhibits marked with an (*) are filed with this Form 10-K. All others are incorporated by reference from the indicated SEC filing.

(+)	Indicates management contract or compensatory plan or arrangement.