Form 10-Q
period 2004-03-31
AMERICAN BUILDING CONTROL INC
filed 2004-05-17
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 31, 2004 was $19,269,008. As of that date 14,168,388 shares of the Registrant’s Common Stock were outstanding.

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
SIGNATURES
CERTIFICATIONS
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Joint Certification of CEO and CFO

Forward Looking Statements

     Certain statements contained or incorporated in this report on Form 10-Q, which are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward looking statements are made in good faith by American Building Control, Inc. (the “Company” or “ABC”) pursuant to the “safe harbor” provisions of the Reform Act. These statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from any future results, performance or achievements, whether expressed or implied. These risks, uncertainties and factors include the timely development and acceptance of new products and services, the impact of competitive pricing, fluctuations in operating results, the ability to introduce new products and services, technological changes, reliance on intellectual property and other risks. The objectives set forth in this Form 10-Q are subject to change due to global market and economic conditions beyond the control of the Company.

PART I

ITEM 1. FINANCIAL STATEMENTS

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$4,632	$6,307
Marketable securities	1,299	1,499
Trade accounts receivable, net	3,626	3,484
Inventories	5,271	4,832
Receivable from Honeywell International, Inc.	1,800	1,800
Prepaid expenses and other current assets	387	697
Assets of discontinued operations	83	81

Total current assets	17,098	18,700
Property and Equipment, net	2,471	2,810
Other Assets:
Goodwill	3,521	3,521
Other intangible assets	46	49
Other assets	755	756

Total assets	$23,891	$25,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$3,490	$2,898
Accrued expenses	982	1,779
Accrued compensation	2,161	2,171
Accrued royalties	255	255
Customer deposits	1,869	—
Other current liabilities	251	53
Deferred income	488	494
Liabilities of discontinued operations	857	1,764

Total current liabilities	10,353	9,414
Long-Term Liabilities
Accrued royalties	32	93
Severance obligations	—	29

Total long-term liabilities	32	122
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 200 basis points cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 17,656,738 and 17,656,738 shares issued at March 31, 2004 and December 31, 2003, respectively	176	176
Additional paid-in-capital	162,618	162,618
Deferred stock compensation	—	—
Accumulated deficit	(111,650)	(108,858)
Accumulated other comprehensive income	86	88
Treasury stock, at cost (3,488,350 and 3,488,350 common shares at March 31, 2004 and December 31, 2003, respectively)	(38,701)	(38,701)

Total stockholders’ equity	13,506	16,300

Total liabilities and stockholders’ equity	$23,891	$25,836

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended March 31,
	2004	2003
	(In thousands, except share and per share data)
Net sales	$8,778	$11,395
Cost of sales (exclusive of depreciation shown separately below)	6,158	7,772

Gross profit	2,620	3,623
Other operating costs:
Selling, general and administrative	5,028	4,874
Depreciation and amortization	355	504

	5,383	5,378

Operating loss	(2,763)	(1,755)
Other income (expense):
Interest expense	—	(299)
Interest income	22	19
Other, net	30	38

	52	(242)

Loss before income taxes and discontinued operations	(2,711)	(1,997)
Income tax benefit	—	—

Loss from continuing operations	(2,711)	(1,997)
Loss from discontinued operations	(73)	(664)

Net loss	(2,784)	(2,661)
Dividend requirements on preferred stock	(8)	(29)

Net loss allocable to common stockholders	$(2,792)	$(2,690)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.19)	$(0.14)
Discontinued operations	(0.01)	(0.05)

Basic and diluted loss per share	$(0.20)	$(0.19)

Number of common shares used in computations:
Basic	14,168,388	14,040,488
Diluted	14,168,388	14,040,488

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2004	2003
Operating Activities:
Net loss	$(2,783)	$(2,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	—	154
Loss on sale of investments	7	—
Writedown of non-compete deferred income	(25)	—
Realized foreign currency translation losses	—	—
Depreciation and amortization	355	569
Provision for losses on accounts receivable	(308)	96
Mark-to-market interest rate swap	52	39
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	166	(602)
Writedown of supply agreement deferred income	(75)
Inventories	(439)	(1,072)
Prepaid and other current assets	309	131
Other assets	4	71
Trade accounts payable	592	1,511
Accrued and other current liabilities	303	(2,109)

Net cash used in operating activities	(1,842)	(3,873)

Investing Activities:
Purchases of property and equipment	166	(258)
Software development costs	(182)	—
Proceeds from the sale of property and equipment	—	103
Proceeds from redemption of marketable securities	191	—

Net cash provided by (used in) investing activities	175	(155)

Financing Activities:
Purchase of treasury stock	—	(6)
Payment of preferred stock dividends	(8)	(29)

Net cash used in financing activities	(8)	(35)

Net decrease in cash and cash equivalents	(1,675)	(4,063)
Effect of exchange rate changes on cash	—	6
Cash and cash equivalents, beginning of period	$6,307	$16,436

Cash and cash equivalents, end of period	$4,632	$12,379

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$231

Income taxes	$—	$17

The accompanying notes are an integral part of the consolidated financial statements.

American Building Control, Inc.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations

     Basis of Presentation

The accompanying financial statements have been derived from the accounts of American Building Control, Inc. and its subsidiaries (the “Company”).

The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments, plus the transfer of certain liabilities (“Honeywell Asset Sale”). The CCTV business is presented as discontinued operations.

     Nature of Operations

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

     DSG is comprised of the Securityandmore, the Industrial Vision Source (“IVSTM”) and Mobile Video Products (“MVPTM”) operating units. As part of its new business direction, the Company is currently in an ongoing process of evaluating the possible divestiture of the DSG business segment. However, at this time, no interested party has made a firm decision to acquire the segment.

     SecurityandMore sells easy-to-install surveillance monitoring kits and accessories through its call center, the www.SecurityandMore.com web-site and national retail customers. IVSTM distributes video products to manufacturing and research facilities. MVPTM sells monitoring and recording devices to operators of public transit vehicles. Both IVSTM and MVPTM sell third-party products as well as the Company’s own branded products.

     Principles of Consolidation

     The consolidated financial statements include the accounts of American Building Control, Inc., a Delaware corporation, and its wholly owned subsidiaries. These companies are collectively referred to as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation.

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

	Three months ended
	March 31,
	2004	2003
Net loss from continuing operations allocable to common stockholders:
As reported	$(2,719)	$(2,026)
Deduct: Total stock-based compensation under fair value based method for all awards	(426)	—

Pro forma	$(3,145)	$(2,026)

Basic and diluted loss per share from continuing operations
As reported	$(0.19)	$(0.14)
Pro forma	$(0.22)	$(0.14)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of a range of 88 to 90 percent; risk-free interest rates ranging from 3.3 to 3.9 percent; no dividend yield; and expected lives of one to seven years.

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

     The table below shows the roll-forward of warranty accrual for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended
	March 31,
	2004	2003
Beginning balance	$184	$128
Charged to expense	8	16
Usage	(8)	(1)

Closing balance	$184	$143

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

Note 2: Receivable from International, Inc.

     The CCTV Business sold by the Company in the Honeywell Asset Sale consisted of assets in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom. The sale price of $36 million, included a $2.2 million holdback for anticipated royalties for a license agreement as well as a $5.4 million purchase price hold back. The latter was subject to change in the net value of CCTV assets between March 31, 2002 and December 20, 2002 as well as general representations and warranties made by the Company to Honeywell. The $5.4 million purchase price holdback was to be paid to the Company, with accrued interest, over three installments every six months after the close of the sale.

     In April 2003, Honeywell disputed the change in net asset value and, after failing to resolve the differences by August 2003, Honeywell and the Company entered into arbitration. In December 2003, the final resolution rendered by the arbitrator increased the purchase price by approximately $888 thousand. Honeywell made payments for the increase of the purchase price, the first two of the three holdback installments and the accrued interest in December 2003. The final $1.8 million installment is due in June 2004.

Note 3: Trade Accounts Receivable

     Supplemental information on net trade accounts receivable (in thousands):

	March 31,	December 31,
	2004	2003
Gross trade accounts receivable	$3,939	$4,205
Less: allowance for doubtful accounts	$(413)	(721)

	$3,526	$3,484

Note 4: Earnings Per Share

     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     For the three months ended March 31, 2004 and 2003, 3,133,015 and 454,635 stock options were outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the three months ended March 31, 2004 and 2003, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Note 5: Comprehensive Loss

     Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Net loss	$(2,784)	$(2,661)
Other comprehensive income (loss):
Currency translation adjustment.	(2)	(7)

	$(2,786)	$(2,668)

Note 6: Severance and Other Accrued Expenses

     As of March 31, 2004, the Company had accruals for severance, restructuring and settlement expenses. A detail of these charges is as follows (in thousands):

	Accrued at December 31,	2004 Charges	Amount paid in	Accrued at March 31,
	2003	(credits)	cash	2004
Royalty Claims	$329	$—	$(61)	$268
United Kingdom Lease	330	—	(262)	68
2003 Severance	670	—	(532)	138
2004 Severance	—	300	—	300

	$1,329	$300	$(855)	$774

     Royalty Claim

     On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of approximately $21,000 over the ensuing 24 months.

     United Kingdom Lease

     In the Honeywell Asset Sale, Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom. During the first quarter of 2004, the Company reached a final settlement with the landlord. The final settlement was for $330,000. The Company has paid $262,000 during the first quarter and the remaining $68 is due to be paid by June 30, 2004.

     2003 Corporate and Executive Headcount Reduction

     At December 31, 2003, unpaid obligations related to executive and management severance was approximately $0.7 million. As of March 31, 2004, the Company had one outstanding agreement.

     2004 Executive Severance

     Mr. Tate separated as an employee of the Company on December 31, 2003 and as its Chief Executive Officer and as the Chairman of the Board in November 2003. Mr. Tate resigned his position on the Company’s Board of Directors effective March 31, 2004. Pursuant to an agreement entered into between Mr. Tate and the Company dated April 15, 2004, all employment-related issues between Mr. Tate and the Company have been concluded. Mr. Tate was paid $300,000 for severance.

Note 7: Segment Disclosures and Foreign Operations

     The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are consistent with internal management reporting, and the segment disclosures for prior years have been reclassified to be consistent with the current year presentation. The Company evaluates performance based operating profit (loss). The accounting policies of these segments are the same as those described in the summary of significant accounting policies (included in the Company’s 10-K for the year ended December 31, 2003).

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

     PSG is comprised of MDI, MDI Switzerland and ABM. MDI is a leader in the access control business. ABM sells alarm management software to central monitoring stations that are owned by either organizations for their own use, such as large universities, or commercial operators such as surveillance companies. MDI Switzerland is being reorganized as part of an overall shift in the Company’s international strategy.

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

	PSG	DSG	Corporate	Total
Three months ended March 31, 2004
Total revenue	$3,592	$5,194	$—	$8,786
Intersegment revenue	(4)	(5)	—	(9)

Revenue from external customers	$3,588	$5,189	$—	$8,778

Gross profit	$1,504	$1,117	$(1)	$2,620
Selling, general and administrative expenses	2,504	1,086	1,438	5,028
Depreciation and amortization expense	213	33	109	355

Operating loss	$(1,206)	$(13)	$(1,544)	$(2,763)

Three months ended March 31, 2003
Total revenue	$5,175	$6,264	$—	$11,439
Intersegment revenue	(42)	(2)	—	(44)

	PSG	DSG	Corporate	Total
Revenue from external customers	$5,133	$6,262	$—	$11,395

Gross profit	$2,050	$1,573	$—	$3,623
Selling, general and administrative expenses	2,586	812	1,476	4,874
Depreciation and amortization expense	219	9	275	503

Operating loss	$(755)	$752	$(1,751)	$(1,754)

     Geographic Information (in thousands):

	Three months ended
	March 31,
	2004	2003
Sales:
United States	$8,550	$9,885
Switzerland	228	1,510

	$8,778	$11,395

Note 8: Stock Repurchase

     On March 12, 2003, the Board of Directors approved a plan to repurchase up to 200,000 shares of the Company’s Common Stock through April 12, 2003. The Company purchased 18,200 shares for approximately $18,000 under this plan. There is no immediate plan to purchase additional shares.

Note 9: Liquidation of International Entities

     As a result of the sale of the CCTV business to Honeywell, most of the Company’s international entities no longer have any business activities. Excluding the access control business in Switzerland, the Company has begun the process to liquidate most of its international entities. During the liquidation process, certain claims have been made against the Company’s French, Belgian and German entities. Based on an estimation of settlement, the Company recorded an accrual for these claims and related legal fees of approximately $0.6 million in discontinued operations during 2003. At the end of March 2004 an accrual of $0.4 million, included in discontinued operations, remained for the unsettled claims. The remaining $0.5 million in liabilities of discontinued operations consists of costs associated with the liquidation of foreign operations associated with the Honeywell asset sale and legal and professional fees required to accomplish the closures.

Note 10: Marketable Securities

     During the first three months of 2004, the Company owned $1.3 million in callable government securities from the Federal Home Loan Bank (“FHLB”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FRMC”). The Company has classified these investments as available for sale (see note 1 to the Company’s Consolidated Financial Statements for additional detail). The following table summarizes these securities (dollars in thousands):

Security	Coupon	Callable	Maturity	Amortized	Unrealized	Market
Type	Rate	Date	Date	Cost	Loss	Value
FHLB	6.50%	3/15/2004	3/15/2017	571	21	550
FHLB	6.59%	8/6/2004	8/6/2014	126	4	122
FNMA	5.50%	4/16/2004	4/16/2018	511	10	501
FRMC	6.35%	5/15/2004	5/15/2016	129	3	126

				$1,337	$38	$1,299

The security above that was callable on March 15, 2004 was actually called on April 1, 2004 and will be reflected in the next quarter report.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Financial statements for the three months ended March 31, 2004 and 2003 report the Company’s CCTV Business as discontinued operations. The results of operations are discussed as a whole, and where appropriate, by segment. The following table contains information regarding the percentage of net sales of certain income and expense items for the three months ended March 31, 2004 and 2003 and the percentage changes in these income and expense items from year to year:

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Three Months ended March 31,		Between Periods
			2004 vs.
	2004	2003	2003
Net Sales	100.0%	100.0%	-23.0%
Cost of sales	70.2%	68.2%	-20.8%
Gross profit	29.8%	31.8%	-27.7%
Operating expenses:
Selling, general and administrative	57.3%	42.8%	3.2%
Depreciation and amortization	4.0%	4.4%	-29.7%
Operating loss	-31.5%	-15.4%	-57.4%
Other income (expense)	0.6%	-2.1%	121.5%
Loss before taxes and discontinued operations	-30.9%	-17.5%	-35.8%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-30.9%	-17.5%	-35.8%
Loss from discontinued operations	-1.6%	-5.8%	79.4%
Net loss	-32.4%	-23.4%	-7.0%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     For the three months ended March 31, 2004, net sales were $8.8 million, a decrease of $2.6 million (23%) over the same period in 2003. Sales in the PSG segment decreased $1.5 million (30%), to $3.6 million during the first quarter of 2004 compared to $5.1 million during the same period in 2003. The decrease is primarily related to a $1.1 million sale of video products to a French casino in 2002 that were delivered in the first quarter of 2003. Video product sales in the United States accounted for a additional decrease of $0.4 million compared to the first quarter of 2003. Sales of Access Control and Alarm Monitoring core products remained consistent. Sales in the DSG segment decreased $1.1 million (17%), to $5.2 million during the first quarter of 2004, compared to $6.3 million during the same period in 2003. The decrease is mainly due to a $600 thousand decline in the industrial video business, a decrease of $300 thousand in consumer products and lesser decreases in mobile video products compared to the first quarter of 2003. The $600 thousand sales reduction in the IVS group was mainly caused by continuing reduced capital spending in the Semiconductor Inspection and Video Teleconferencing markets. The decrease in the consumer sales group primarily resulted from a large national retailer purchase of consumer security products in the first quarter of 2003 as it began marketing DSG’s product line. For the first quarter of 2004, the same national retailer placed reduced orders to a normal sales level mode versus its startup mode.

     Gross profit margins decreased from 31.8% during the three months ended March 31, 2003 to 29.8%, or a 27.7% decrease. The margin decrease is attributed to the DSG segment. The DSG segment gross profit was 21.5% for the first quarter of 2004 compared to 25.1% during the same period of 2003, primarily due to strong price erosion within the industrial video business. The PSG segment gross profit was 41.9% for the first quarter of 2004 compared to 39.9% during the same period of 2003. The increase of gross profit margins within the PSG segment is related to fewer video product sales as the segment focuses on the higher margin SAFEnet access control products.

     Selling, general and administrative expenses (“SG&A”) were $5.0 million for the three months ended March 31, 2004, an increase of $0.2 million (3%) over the same period in 2003. The increase was related primarily to the former CEO’s $300 thousand severance expense in the first quarter of 2004 versus senior management severance of $170 thousand for the first quarter of 2003. Depreciation and amortization expenses were $0.4 million for the three months ended March 31, 2004, a decrease of $0.1 million (30%) over the same period in 2003. This decrease resulted primarily from less building depreciation and the write-off of Company’s SAP system in 2003.

     Other income and expenses during the three months ended March 31, 2004 were $0.1 million of income, compared to a net $(0.2) million of income and expenses during the same period in 2003. The improvement resulted primarily from $0.3 million of interest and loan amortization costs incurred due to the Company’s sale/leaseback of its Lewisville Headquarters facility during the first quarter of 2003.

     Net losses from discontinued operations in the first quarters March 31, 2004 and 2003 were $(73,000) and $(664,000), respectively. The losses were primarily due to costs incurred while liquidating the Company’s international legal entities following the Honeywell asset sale.

     Financial Condition, Liquidity and Capital Resources

     In the first three months of 2004, the Company’s cash and cash equivalents, including its marketable securities held for sale, decreased from $7.8 million at December 31, 2003 to $5.9 million at March 31, 2004. The largest components of the net cash used in operations of $1.8 million were $2.8 million net loss and the decrease of $0.9 million accrued expenses related to discontinued operations. These uses of cash were offset by a customer deposit of $1.9 million related to a Homeland Security contract due to ship during the second and third quarters of 2004.

     The callable securities held by the Company have coupon rates ranging from 5.5 to 6.6 percent and mature from April 2014 to April 2018 (see note 11 to the Company’s Consolidated Financial Statements for additional detail). The government may choose to call any security at a date later than the listed call date. However, the Company believes that based on current interest rate projections given to the Company by our investment advisor, the government will choose to call these securities on or near the pertinent call date.

     During the next twelve months, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that it should have enough liquidity to satisfy its liquidity requirements for at least the next 12 months. The Company plans to generate cash by divesting its non-core DSG business units and collecting the final purchase price holdback payment from Honeywell. The Company also plans to continue consolidation and the rationalization of operating expenses in its continued efforts to positively impact operational and financial performance.

Contractual Obligations and Commitments

     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of March 31, 2004 (in thousands):

	Total	2004	2005	2006	2007
Contractual obligations and commitments:
Operating leases	$1,374	$614	$369	$301	$90
Royalty obligation	362	266	46	25	25
Severance obligations	452	452	—	—	—

	$2,188	$1,332	$415	$326	$115

     On April 16, 2004, the Company announced that it will consolidate its MDI™ Security Systems (MDI) and ABM™ Data Systems (ABM) operations in San Antonio, Texas. This transition has begun and, when completed, the facility will house all executive, sales, marketing, technical support, assembly, integration and sustaining research and development activities.

     The royalty obligation includes $268,000 in future payments for all past and a minimum annual payment of $25,000 per year for future obligations.

     The accrued severance at March 31, 2004, includes severance obligations related to Mr. Tate and another executive management position terminated during the Company’s restructuring and cost cutting initiatives that took place in 2003 and 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

     Since the access control office in Switzerland is the Company’s only significant foreign-based operation, accounting for approximately 3% of the total consolidated sales during the first quarter of 2004, the Company does not expect currency fluctuation to have a material adverse effect on its future consolidated financial position or results of operation.

Interest Rates

     An interest rate swap agreement with Bank One remained in effect through February 15, 2004. This agreement expired and terminated in February, and the company paid $52,000 for final settlement of the obligation.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During the quarter ended March 31, 2004, the Company added personnel in its accounting and finance group to address various control matters identified in the financial reporting process. These changes have allowed the Company to prepare its financial information and related disclosures in a more timely manner.

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

31.1 — Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2 — Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1 — Joint Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31, 2003

1. On March 9, 2004, a report was filed which furnished a press release reporting the Company’s preliminary earnings for the quarter and year ending December 31, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

Dated: May 17, 2004	By:	/s/ Jon D. Greenwood

Jon D. Greenwood
Senior Vice President and Interim Chief Financial Officer