Form 10-Q
period 2004-06-30
AMERICAN BUILDING CONTROL INC
filed 2004-08-16
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

AMERICAN BUILDING CONTROL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2626358
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification No.)

9725 DATAPOINT DRIVE
SAN ANTONIO, TEXAS	78229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 477-5400

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2004 was $22,681,751. As of that date 14,633,388 shares of the Registrant’s Common Stock were outstanding.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,023	$6,307
Marketable securities	738	1,499
Trade accounts receivable, net	2,357	1,951
Inventories	2,128	2,019
Receivable from Honeywell International, Inc.	1,200	1,800
Prepaid expenses and other current assets	122	699
Assets of discontinued operations	4,358	5,188

Total current assets	13,926	19,463
Property and Equipment, net	2,110	2,703
Other Assets:
Goodwill	2,792	2,792
Other intangible assets	45	49
Other assets	705	755

Total assets	$19,578	$25,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$901	$1,401
Accrued expenses	840	1,653
Accrued compensation	1,209	1,396
Accrued royalties	213	255
Severance	133	641
Other current liabilities	1,714	53
Deferred income	268	494
Liabilities of discontinued operations	2,646	3,447

Total current liabilities	7,924	9,340
Long-Term Liabilities
Accrued royalties	11	93
Severance obligations	—	29

Total long-term liabilities	11	122
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 18,121,738 and 17,656,738 shares issued at June 30, 2004 and December 31, 2003, respectively	181	176
Additional paid-in-capital	163,147	162,618
Accumulated deficit	(114,059)	(108,858)
Accumulated other comprehensive income	98	88
Treasury stock, at cost (3,488,350 and 3,488,350 common shares at June 30, 2004 and December 31, 2003, respectively)	(38,701)	(38,701)

Total stockholders’ equity	11,643	16,300

Total liabilities and stockholders’ equity	$19,578	$25,762

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended June 30,
	(Unaudited)
	2004	2003
Net sales	$3,382	$4,162
Cost of sales (exclusive of depreciation shown separately below)	1,824	2,688

Gross profit	1,558	1,474
Other operating costs:
Selling, general and administrative	3,925	4,514
Depreciation and amortization	283	538

	4,208	5,052

Operating loss	(2,650)	(3,578)
Other income (expense):
Interest expense	—	(185)
Interest income	24	29
Other, net	55	179

	79	23

Loss before income taxes and discontinued operations	(2,571)	(3,555)
Income tax benefit	—	—

Loss from continuing operations	(2,571)	(3,555)
Income (Loss) from discontinued operations	171	(767)

Net loss	(2,400)	(4,322)
Dividend requirements on preferred stock	(8)	(29)

Net loss allocable to common stockholders	$(2,408)	$(4,351)

Basic and diluted loss per share from:
Continuing operations	$(0.18)	$(0.26)
Discontinued operations	$0.01	(0.05)

Basic and diluted loss per share	$(0.17)	$(0.31)

Number of common shares used in computations:
Basic	14,564,926	14,149,199
Diluted	14,564,926	14,149,199

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Six months ended June 30,
	(Unaudited)
	2004	2003
Net sales	$7,069	$9,518
Cost of sales (exclusive of depreciation shown separately below)	3,984	5,944

Gross profit	3,085	3,574
Other operating costs:
Selling, general and administrative	7,955	8,508
Depreciation and amortization	608	1,014

	8,563	9,522

Operating loss	(5,478)	(5,948)
Other income (expense):
Interest expense	—	(484)
Interest income	45	48
Other, net	85	217

	130	(219)

Loss before income taxes and discontinued operations	(5,348)	(6,167)
Income tax benefit	—	—

Loss from continuing operations	(5,348)	(6,167)
Income (Loss) from discontinued operations	164	(816)

Net loss	(5,184)	(6,983)
Dividend requirements on preferred stock	(17)	(58)

Net loss allocable to common stockholders	$(5,201)	$(7,041)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.37)	$(0.44)
Discontinued operations	0.01	(0.06)

Basic and diluted loss per share	$(0.36)	$(0.50)

Number of common shares used in computations:
Basic	14,366,657	14,084,844
Diluted	14,366,657	14,084,844

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	(Unaudited)
	2004	2003
Operating Activities:
Net loss	$(5,184)	$(6,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	156
Deferred compensation expense	—	21
Other compensation expense	—	202
Amortization of deferred income	281	238
Loss (gain) on sale of investments	30	—
Depreciation and amortization	664	1,118
Provision for losses on accounts receivable	28	274
Non-cash charges reversed	—	(341)
Mark-to-market interest rate swap	52	83
Changes in operating assets and liabilities:
Trade accounts receivable	(68)	(202)
Inventories	405	597
Prepaid and other current assets	1,221	(8)
Other assets	5	149
Trade accounts payable	(257)	(328)
Accrued and other current liabilities	(1,676)	(2,768)

Net cash provided by used in operating activities	(4,499)	(7,792)

Investing Activities:
Purchases of property and equipment	(43)	(567)
Proceeds from the sale of property and equipment	—	1,462
Proceeds from redemption of marketable securities	741	—
Purchases of marketable securities	—	(1,531)
Earn out payments on prior acquisitions	—	(73)

Net cash used in investing activities	698	(709)

Financing Activities:
Issuance of common stock	534	—
Purchase of treasury stock	—	(18)
Payment of preferred stock dividends	(17)	(58)

Net cash provided by (used in) financing activities	517	(76)

Net decrease in cash and cash equivalents	(3,285)	(8,577)
Effect of exchange rate changes on cash	—	38
Cash and cash equivalents, beginning of period	$6,307	$16,436

Cash and cash equivalents, end of period	$3,023	$7,897

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$292

Income taxes	$—	$7

The accompanying notes are an integral part of the consolidated financial statements.

American Building Control, Inc.

Notes to Consolidated Financial Statements

Note 1: Basis of Presentation and Nature of Operations

     The accompanying financial statements have been derived from the accounts of American Building Control, Inc. and its subsidiaries (the “Company”). The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

     On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source distribution businesses to Mace Security International, Inc. (“Mace”). The SecurityandMore and Industrial Vision Source businesses are presented as discontinued operations.

     On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments, plus the transfer of certain liabilities (“Honeywell Asset Sale”). The CCTV business is presented as discontinued operations.

     In 2003, following the Honeywell Asset Sale, the Company reorganized its business activities in order to focus on designing, marketing, selling and servicing niche security products for use in industrial, governmental and consumer surveillance markets. The Company formed two separate operating segments: Professional Security Group (“PSG”) and Diversified Sales Group (“DSG”). Following the sale of the units comprising substantially all of the DSG segments to Mace, the Company is now able to focus its resources and efforts on the further development of its core business which is primarily comprised of MDI™ Security Systems, Inc. (“MDI”) and ABM™ Data Systems (“ABM”). The Company is now organized into a single segment.

     MDI is a leader in the access control business and is an important participant in many Homeland Security projects. MDI’s new Security Suite™ of products has been launched successfully. In the Company’s opinion, it is the first fully integrated system incorporating access control, video, audio alarm monitoring, and audit functions. MDI also distributes its PointGuard™ access control product primarily to the small to mid market commercial customer through a dealer network. ABM provides alarm management software to central monitoring stations that are owned by either organizations for their own internal use, such as large universities, or commercial operators such as surveillance companies. The Company also sells monitoring and recording devices to operators of public transit vehicles.

     All significant inter-company balances and transactions have been eliminated in consolidation.

     The local currency is considered the functional currency for the Company’s foreign operations. Assets and liabilities are translated into U.S. Dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. Dollars at the average monthly exchange rates prevailing during the year.

  Stock-Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation cost related to stock options is reflected in the statements of operations as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock options granted under the Company’s 2002 Stock Option Incentive Plan, the vesting period varies by individual grants as determined by the Compensation Committee of the Board of Directors. The following table illustrates the effect on operations and per share data as if the Company had applied the fair value method to employee stock-based compensation (in thousands):

	Three months ended June 30,
	2004	2003
Net loss from continuing operations allocable to common stockholders:
As reported	$(2,579)	$(3,584)
Deduct: Total stock-based compensation under fair value based method for all awards	(345)	(109)

Pro forma	$(2,924)	$(3,693)

Basic and diluted loss per share from continuing operations
As reported	$(0.18)	$(0.26)
Pro forma	$(0.20)	$(0.26)

	Six months ended June 30,
	2004	2003
Net loss from continuing operations allocable to common stockholders:
As reported	$(5,365)	$(6,225)
Deduct: Total stock-based compensation under fair value based method for all awards	(773)	(464)

Pro forma	$(6,138)	$(6,689)

Basic and diluted loss per share from continuing operations
As reported	$(0.37)	$(0.44)
Pro forma	$(0.43)	$(0.47)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of a range of 85 to 90 percent; risk-free interest rates ranging from 3.2 to 3.9 percent; no dividend yield; and expected lives of one to seven years.

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

     The table below shows the roll-forward of warranty accrual for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three months ended June 30,
	2004	2003
Beginning balance	$184	$143
Charged to expense	8	16
Usage	(8)	(0)

Closing balance	$184	$159

	Six months ended June 30,
	2004	2003
Beginning balance	$184	$128
Charged to expense	16	32
Usage	(16)	(1)

Closing balance	$184	$159

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

     In April 2003, Honeywell disputed the change in net asset value and, after failing to resolve the differences by August 2003, Honeywell and the Company entered into arbitration. In December 2003, the final resolution rendered by the arbitrator increased the purchase price by approximately $888 thousand. Honeywell made payments for the increase of the purchase price, the first two of the three holdback installments and the accrued interest in December 2003. Under the provisions of the Asset Purchase Agreement between the Company and Honeywell International Inc., a final $1.8 million installment of the purchase price was payable on June 20, 2004.

     In October 2003, Honeywell received notifications that its use of certain assets acquired from the Company may be subject to restrictions. Based on these notifications, Honeywell elected to withhold $1.2 from the $1.8 million final payment until such time as the possible restrictions were resolved. Honeywell paid to the Company $600,000 plus interest in June 2004 and $250,000 plus interest in July 2004. The payment of the remaining $950,000 is subject to resolution of one outstanding issue. The Company and Honeywell are working jointly to resolve the issue and expect to have a resolution in the third quarter.

Note 3: Trade Accounts Receivable

     Supplemental information on net trade accounts receivable (in thousands):

	June 30,	December 31,
	2004	2003
Gross trade accounts receivable	$2,554	$2,258
Less: allowance for doubtful accounts	$(197)	(307)

	$2,357	$1,951

Note 4: Earnings Per Share

     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     For the six months ended June 30, 2004 and 2003, 2,730,515 and 1,074,635 stock options were outstanding, respectively, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive. For the six months ended June 30, 2004 and 2003, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Note 5: Comprehensive Loss

     Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended June 30,
	2004	2003
Net loss	$(2,400)	$(4,322)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	10	(5)
Currency translation adjustment	1	51

	$(2,389)	$(4,276)

	Six months ended June 30,
	2004	2003
Net loss	$(5,184)	$(6,983)
Other comprehensive income (loss):
Unrealized loss on marketable securities	9	(5)
Currency translation adjustment	1	44

	$(5,174)	$(6,944)

Note 6: Severance and Other Accrued Expenses

     Accruals for severance, restructuring and settlement expenses are as follows (in thousands):

	Accrued at December 31,	2004 Charges	Amount paid in	Accrued at June 30,
	2003	(credits)	cash	2004
Royalty Claim	$329	$—	$(116)	$213
United Kingdom Lease	330	—	(330)	—
2003 Severance	670	(52)	(550)	68
2004 Severance	—	401	(336)	65

	$1,329	$349	$(1,332)	$346

   Royalty Claim

     On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of approximately $21,000 over the ensuing 24 months.

  United Kingdom Lease

     In the Honeywell Asset Sale, Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom. During the first quarter of 2004, the Company reached a final settlement with the landlord. The final settlement was for $330,000. The Company has paid $262,000 during the first quarter and the remaining $68,000 was paid in June 2004.

  2003 Severance

     At December 31, 2003, unpaid obligations related to executive and management severance was approximately $0.7 million, including $0.3 million related to the separation of Mr. Bryan Tate, our Former CEO. During the first half of 2004, $550 thousand was paid in cash for 2003 severance, and $52 thousand was credited to income to reflect discounting of the obligations due to accelerated payments. As of June 30, 2004, $68 thousand was accrued for remaining severance related to 2003 separations.

  2004 Severance

     Mr. Tate separated as an employee of the Company on December 31, 2003 and as its Chief Executive Officer and Chairman of the Board in November 2003. Mr. Tate resigned his position on the Company’s Board of Directors effective March 31, 2004. Pursuant to an agreement entered into between Mr. Tate and the Company dated April 15, 2004, all employment-related issues between Mr. Tate and the Company have been concluded. Mr. Tate was paid $300,000 in severance. As a condition to receiving the severance payment, Mr. Tate exercised his right to purchase 155,000 shares of the Company’s common stock and paid $161,200 to the Company in April 2004.

     During the first half of 2004 the Company incurred $101,000 and paid $36,000 in cash for severance expenses related to consolidation activities. At June 30, 2004, the total accrued severance was $133,000 comprised of the remaining $68,000 from 2003 and $65,000 for 2004 as of the end of June 2004.

Note 7: Segment Disclosures and Foreign Operations

     The Company’s underlying accounting records are maintained on a legal entity basis for government and public reporting requirements. Segment disclosures are consistent with internal management reporting, and the segment disclosures for prior years have been reclassified to be consistent with the current year presentation. The Company evaluates performance based on operating profit (loss). The accounting policies of these segments are the same as those described in the summary of significant accounting policies (included in the Company’s 10-K for the year ended December 31, 2003).

     Prior to the sale of the DSG businesses to Mace, the Company had two operating segments: the Professional Security Group (“PSG”) and the Diversified Sales Group (“DSG”). In addition to the PSG and DSG operating segments, the Company maintains corporate functions, including human resources, legal, finance, information technologies, accounting, reporting and executive, located in San Antonio, Texas.

     Following the sale of the DSG businesses, the Company reorganized into a single reporting segment. The Company is now comprised of MDI, MDI Switzerland and ABM.

     Geographic Information (in thousands):

	Three months ended
	June 30,
	2004	2003
Sales:
United States	$3,266	$3,860
Switzerland	116	302

	$3,382	$4,162

	Six months ended
	June 31,
	2004	2003
Sales:
United States	$6,725	$7,706
Switzerland	344	1,812

	$7,069	$9,518

Note 8: Liquidation of International Entities

     As a result of the sale of the CCTV business to Honeywell, most of the Company’s international entities no longer have any business activities. Excluding the access control business in Switzerland, the Company has begun the process to liquidate most of its international entities. During the liquidation process, certain claims have been made against the Company’s French, Belgian and German entities. Based on an estimation of settlement, the Company recorded an accrual for these claims and related legal fees of approximately $0.6 million in discontinued operations during 2003. At the end of June 2004 an accrual of $0.4 million, included in discontinued operations, remained for the unsettled claims.

Note 9: Marketable Securities

     Marketable securities consist of callable government securities from the Federal Home Loan Bank (“FHLB”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FRMC”). The Company accounts for its marketable securities, all of which are designated as available for sale, using SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on securities available for sale are reported as income in the period of sale. The following table summarizes these securities (dollars in thousands):

Security	Coupon	Callable	Maturity	Amortized	Unrealized	Market
Type	Rate	Date	Date	Cost	Loss	Value
FHLB	6.59%	8/6/2004	8/6/2014	$126	$6	$120
FNMA	5.50%	4/16/2004	4/16/2018	511	18	493
FRMC	6.35%	5/15/2004	5/15/2016	129	4	125

				$766	$28	$738

     The security above that was callable May 15, 2004 was actually called on July 16, 2004. The security above that was callable on April 16, 2004 has not been called at the time of this filing and continues to earn 5.50% interest since April 16, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Financial statements for the three and six months ended June 30, 2004 and 2003 report the Company’s SecurityandMore, IVS and CCTV Businesses as discontinued operations. The following table contains information regarding the percentage of net sales of certain income and expense items for the three and six months ended June 30, 2004 and 2003 and the percentage changes in these income and expense items from year to year:

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Three Months ended June 30,		Between Periods
			2004 vs.
	2004	2003	2003
Net Sales	100.0%	100.0%	-18.7%
Cost of sales	53.9%	64.6%	-32.1%
Gross profit	46.1%	35.4%	5.7%
Operating expenses:
Selling, general and administrative	116.1%	108.5%	-13.0%
Depreciation and amortization	8.4%	12.9%	-47.4%
Operating loss	-78.4%	-86.0%	25.9%
Other income (expense)	2.3%	0.6%	-243.5%
Loss before taxes and discontinued operations	-76.0%	-85.4%	27.7%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-76.0%	-85.4%	27.7%
Loss from discontinued operations	5.1%	-18.4%	122.3%
Net loss	-71.0%	-103.8%	44.5%

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Six Months ended June 30,		Between Periods
			2004 vs.
	2004	2003	2003
Net Sales	100.0%	100.0%	-25.7%
Cost of sales	56.4%	62.5%	-33.0%
Gross profit	43.6%	37.5%	-13.7%
Operating expenses:
Selling, general and administrative	112.5%	89.4%	-6.5%
Depreciation and amortization	8.6%	10.7%	-40.0%
Operating loss	121.1%	100.0%	-7.9%
Other income (expense)	1.8%	-2.3%	159.4%
Loss before taxes and discontinued operations	-75.7%	-64.8%	13.3%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-75.7%	-64.8%	13.3%
Loss from discontinued operations	2.3%	-8.6%	120.1%
Net loss	-73.3%	-73.4%	25.8%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     For the three months ended June 30, 2004, net sales were $3.4 million, a decrease of $780 thousand (19%) over the same period in 2003. The decrease in sales is attributed to the MDI business that delayed product releases to allow additional time for field testing of new technologies.

     Gross profit margins increased from 35.4% during the three months ended June 30, 2003 to 46.1%, or a 30.2% increase. The margin increase is attributed to cost reductions in manufacturing and sourcing related to the transition to new hardware designs. Additionally, higher margin service revenues increased within the MDI business during 2004.

     Selling, general and administrative expenses (“SG&A”) were $3.9 million for the three months ended June 30, 2004, a decrease of $0.6 million (13%) over the same period in 2003. The decrease was related primarily to cost reductions related to the consolidation and restructuring of the Company. During the second quarter of 2004, the Company closed the 45,000 square foot MDI mixed-use facility in Rancho Cucamonga, California and the MDI engineering group moved to a 6,000 square feet office in Ontario, California. The former 160,000 square feet headquarters facility in Lewisville, Texas has relocated to a 32,000 square foot facility in San Antonio, Texas. The Company has also consolidated its Austin, Texas-based ABM Data Systems business and its Fairfax, VA operations into the San Antonio facility. During June 2004, the Company recorded $101,000 for severance and $75,000 for lease settlements related to the consolidation efforts.

     Depreciation and amortization expenses were $0.3 million for the three months ended June 30, 2004, a decrease of $0.3 million (47%) over the same period in 2003. This decrease resulted primarily from less building depreciation and the write-off of Company’s SAP system in 2003.

     Other income and expenses during the three months ended June 30, 2004 were $0.1 million of income, compared to a net $0.0 million of income and expenses during the same period in 2003. The improvement resulted primarily from $0.3 million of interest and loan amortization costs incurred due to the Company’s sale/leaseback disposition of its Lewisville Headquarters facility during the second quarter of 2003 that was not present in 2004.

     Net income from discontinued operations in the second quarter of 2004 was $0.2 million compared to losses in the second quarter of 2003 of $0.8 million. The losses in 2003 were primarily due to costs incurred while liquidating the Company’s international legal entities following the Honeywell asset sale. The net income in the second quarter of 2004 is largely attributed to $155,000 of deferred income recognized related to the Honeywell Supply Agreement.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

     For the six months ended June 30, 2004, net sales were $7.1 million, a decrease of $2.4 million (26%) over the same period in 2003. Sales in Switzerland decreased $1.5 million (83%), to $0.3 million during the first half of 2004 compared to $1.8 million during the same period in 2003. The decrease is primarily related to a $1.1 million sale of video products to a French casino in 2002 that was delivered in the first quarter of 2003. Video product sales in the United States accounted for a additional decrease of $0.7 million compared to the first half of 2003.

     Gross profit margins increased from 37.5% during the six months ended June 30, 2003 to 43.6%, or a 13.7% increase. The margin increase is related to fewer video product sales as the segment now focuses on the higher margin SAFEnet access control products.

     Selling, general and administrative expenses (“SG&A”) were $8.0 million for the six months ended June 30, 2004, a decrease of $0.6 million (7%) over the same period in 2003. The decrease was related primarily to cost reductions related to the consolidation and restructuring of the Company. During the first half of 2004, the Company incurred net $349,000 in severance expenses. Depreciation and amortization expenses were $0.6 million for the six months ended June 30, 2004, a decrease of $0.4 million (40%) over the same period in 2003. This decrease resulted primarily from less building depreciation and the write-off of Company’s SAP system in 2003.

     Other income and expenses during the six months ended June 30, 2004 were $0.1 million of income, compared to a net ($0.2) million of income and expenses during the same period in 2003. The improvement resulted primarily from $0.5 million of interest and loan amortization costs incurred due to the Company’s sale/leaseback disposition of its Lewisville Headquarters facility during the first half of 2003 that was not present in 2004.

     Net income from discontinued operations in the first half of 2004 was $0.2 million compared to losses in the first half of 2003 of $0.8 million. The losses in 2003 were primarily due to costs incurred while liquidating the Company’s international legal entities following the Honeywell asset sale. The net income in the second quarter of 2004 is largely attributed to $220,000 of deferred income recognized related to the Honeywell Supply Agreement.

Financial Condition, Liquidity and Capital Resources

     In the first six months of 2004, the Company’s cash and cash equivalents, including its marketable securities held for sale, decreased from $7.8 million at December 31, 2003 to $3.8 million at June 30, 2004. The largest components of the net cash used in operations of $4.5 million were $5.2 million net loss offset $0.7 million of depreciation.

     The callable securities held by the Company have coupon rates ranging from 5.5 to 6.6 percent and mature from August 2014 to April 2018 (see note 9 to the Company’s Consolidated Financial Statements for additional detail). The government may choose to call any security at a date later than the listed call date. However, the Company believes that based on current interest rate projections given to the Company by our investment advisor, the government will choose to call these securities on or near the pertinent call date.

     During the next twelve months, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that it should have enough liquidity to satisfy its liquidity requirements for at least the next 12 months. In July 2004, the Company generated cash by divesting its non-core DSG business units to Mace for $5.6 million before approximately $0.4 million in expenses, and collecting $250 thousand of the final purchase price holdback payment from Honeywell. As a result of the sale of the DSG segments to Mace, the Company anticipates an approximate gain of $1 million during the third quarter.

Contractual Obligations and Commitments

     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of June 30, 2004 (in thousands):

	Total	2004	2005	2006	2007
Contractual obligations and commitments:
Operating leases	$1,048	$288	$369	$301	$90
Royalty obligation	299	203	46	25	25
Severance obligations	133	133	—	—	—

	$1,480	$624	$415	$326	$115

     On April 16, 2004, the Company announced that it will consolidate its MDI™ Security Systems (MDI) and ABM™ Data Systems (ABM) operations in San Antonio, Texas. This transition has begun and, when completed early in the third quarter, the facility will house all executive, sales, marketing, technical support, assembly, integration and sustaining research and development activities.

     Subsequent to the end of the second quarter, Mr. Mills resigned from all positions as an officer of the Company and its affiliates, and from his employment with the Company effective as of July 9, 2004. The Company anticipates approximately $100,000 expense during the third quarter of 2004 towards the possible severance costs described in Mr. Mills employment agreement with the Company. Additionally, Mr. Mills may be entitled to a portion of the 2004 management incentive plan if earned at the end of the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

     Since the access control office in Switzerland is the Company’s only significant foreign-based operation, accounting for approximately 5% of the total consolidated sales during the first half of 2004, the Company does not expect currency fluctuation to have a material adverse effect on its future consolidated financial position or results of operation.

Interest Rates

     An interest rate swap agreement with Bank One remained in effect through February 15, 2004. This agreement expired and terminated in February, and the company paid $52,000 for final settlement of the obligation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company’s annual meeting of shareholders (the “Meeting”), held on June 21, 2004, the shareholders took the following action:

(1)	The election of four(4)persons as directors of the Company, to hold office until their successors were elected and qualified.

     Election of Directors

	Votes	Votes
Director	Received	Withheld
Elected
Carlo Loi	8,959,599	142,641
Lance Borvansky	8,840,961	142,641
John Macaulay	8,945,829	37,773
James Power	6,219,047	0
Not Re-elected
Danny Mills	2,741,616	6,241,986

     (2) The ratification of the Company’s appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004. Results from the Shareholders meeting were 8,968,427 votes were cast for; 12,963 votes were cast against; and 2,212 votes abstained from voting on the proposal to appoint Grant Thornton.

ITEM 5. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that (i) the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) no change in internal control over financial reporting occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

31.1 - Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2 - Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1 - Joint Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30, 2003

1.	On June 22, 2004, a report was filed which furnished a press release relating to the results of American Building Control’s Annual Meeting of Shareholders

2.	On June 23, 2004, a report was filed which furnished a press release announcing that the Company has entered into an agreement to sell the assets of its two distribution and retail based operating units to Mace Security Products, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

Dated: August 16, 2004	By:	/s/ Jon D. Greenwood

Jon D. Greenwood
Senior Vice President and Chief Financial Officer