Form 10-Q
period 2004-09-30
MDI, INC.
filed 2004-11-15
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

MDI, INC.

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 30, 2004 was $13,792,888. As of that date 14,673,286 shares of the Registrant’s Common Stock were outstanding.

MDI, INC.
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
SIGNATURES
CERTIFICATIONS
Certification of CEO Required by Rule 13a-14(a) or Rule 15d-14(a)
Certification of CFO Required by Rule 13a-14(a) or Rule 15d-14(a)
Joint Certification of CEO and CFO

Forward Looking Statements

     Certain statements contained or incorporated in this report on Form 10-Q, which are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward looking statements are made in good faith by MDI, Inc. (the “Company” or “MDI”) pursuant to the “safe harbor” provisions of the Reform Act. These statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from any future results, performance or achievements, whether expressed or implied. These risks, uncertainties and factors include the timely development and acceptance of new products and services, the impact of competitive pricing, fluctuations in operating results, the ability to introduce new products and services, technological changes, reliance on intellectual property and other risks. The objectives set forth in this Form 10-Q are subject to change due to global market and economic conditions beyond the control of the Company.

ITEM 1. FINANCIAL STATEMENTS

MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003
	(in thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$4,705	$6,307
Marketable securities	—	1,499
Trade accounts receivable, net	3,395	1,877
Inventories	845	1,685
Receivable from Honeywell International, Inc.	697	1,800
Prepaid expenses and other current assets	114	668
Assets of discontinued operations	306	5,796

Total current assets	10,062	19,632
Property and Equipment, net	1,424	2,643
Other Assets:
Goodwill	2,792	2,792
Other intangible assets	43	49
Other assets	586	720

Total assets	$14,907	$25,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$993	$1,296
Accrued expenses	697	1,394
Accrued compensation	986	1,396
Accrued royalties	144	255
Severance	213	641
Other current liabilities	175	—
Deferred income	271	494
Liabilities of discontinued operations	591	3,938

Total current liabilities	4,070	9,414
Long-Term Liabilities
Accrued royalties	—	93
Severance obligations	—	29

Total long-term liabilities	—	122
Commitments and Contingencies	—	—

	September 30,	December 31,
	2004	2003
	(in thousands, except share and per share data)
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 18,121,738 and 17,656,738 shares issued at September 30, 2004 and December 31, 2003, respectively	181	176
Additional paid-in-capital	163,147	162,618
Deferred stock compensation	—	—
Accumulated deficit	(114,895)	(108,858)
Accumulated other comprehensive income	128	88
Treasury stock, at cost (3,488,350 and 3,488,350 common shares at September 30, 2004 and December 31, 2003, respectively)	(38,701)	(38,701)

Total stockholders’ equity	10,837	16,300

Total liabilities and stockholders’ equity	$14,907	$25,836

The accompanying notes are an integral part of the consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended September 30,
	2004	2003
	(In thousands, except share and per share data)
Net sales	$4,575	$5,345
Cost of sales (exclusive of depreciation shown separately below)	2,222	2,840

Gross profit	2,353	2,505
Other operating costs:
Selling, general and administrative	3,673	3,180
Depreciation and amortization	195	523

	3,868	3,703

Operating loss	(1,515)	(1,198)
Other income (expense):
Interest expense	—	(177)
Interest income	17	85
Loss from disposal of fixed assets	(489)	—
Other, net	(46)	(11)

	(518)	(103)

Loss before income taxes and discontinued operations	(2,033)	(1,301)
Income tax benefit	—	—

Loss from continuing operations	(2,033)	(1,301)
Discontinued operations	1,206	191

Net loss	(828)	(1,110)
Dividend requirements on preferred stock	(8)	(29)

Net loss allocable to common stockholders	$(836)	$(1,139)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.14)	$(0.09)
Discontinued operations	0.08	0.01

Basic and diluted loss per share	$(0.06)	$(0.08)

Number of common shares used in computations:
Basic	14,633,388	14,148,388
Diluted	14,633,388	14,148,388

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUILDING CONTROL, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Nine months ended September 30,
	2004	2003
	(In thousands, except share and per share data)
Net sales	$11,299	$13,188
Cost of sales (exclusive of depreciation shown separately below)	6,114	7,782

Gross profit	5,185	5,406
Other operating costs:
Selling, general and administrative	11,051	10,893
Depreciation and amortization	798	1,533

	11,849	12,426

Operating loss	(6,664)	(7,020)
Other income (expense):
Interest expense	(1)	(658)
Interest income	63	132
Loss from disposal of fixed assets	(498)	—
Other, net	31	183

	(405)	(343)

Loss before income taxes and discontinued operations	(7,069)	(7,363)
Income tax benefit	—	—

Loss from continuing operations	(7,069)	(7,363)
Discontinued operations	1,057	(730)

Net loss	(6,012)	(8,093)
Dividend requirements on preferred stock	(25)	(87)

Net loss allocable to common stockholders	$(6,037)	$(8,180)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.49)	$(0.53)
Discontinued operations	0.07	(0.05)

Basic and diluted loss per share	$(0.42)	$(0.58)

Number of common shares used in computations:
Basic	14,456,216	14,107,932
Diluted	14,456,216	14,107,932

The accompanying notes are an integral part of the consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2004	2003
Operating Activities:
Net loss	$(6,012)	$(8,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	—	156
Loss (gain) on sale of investments	55	—
Loss (gain) on sale of business	(1,355)	—
Stock based compensation	—	243
Amortization of deferred income	(351)	(770)
Realized foreign currency translation losses	48	83
Depreciation and amortization	798	1,620
Provision for losses on accounts receivable	267	43
Mark-to-market interest rate swap	52	134
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(1,400)	(53)
Inventories	1,744	494
Prepaid and other current assets	1,901	380
Other assets	7	(919)
Trade accounts payable	(1,673)	(455)
Accrued and other current liabilities	(3,375)	(3,276)

Net cash used in operating activities	(9,294)	(10,413)

Investing Activities:
Purchases of property and equipment	73	(340)
Software development costs	(183)	(400)
Proceeds from the sale of property and equipment	517	1,462
Proceeds from the sale of business	5,340
Proceeds from redemption of marketable securities	1,444	645
Purchases of marketable securities	—	(4,243)
Earn out payments on prior acquisitions	—	(148)

Net cash provided by (used in) investing activities	7,191	(3,024)

Financing Activities:
Issuance of common stock	534	—
Purchase of treasury stock	—	(18)
Payment of preferred stock dividends	(25)	(87)

Net cash provided by (used in) financing activities	509	(105)

Net decrease in cash and cash equivalents	(1,594)	(13,542)
Effect of exchange rate changes on cash	(8)	20
Cash and cash equivalents, beginning of period	$6,307	$16,436

Cash and cash equivalents, end of period	$4,705	$2,914

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$510

Income taxes	$—	$338

The accompanying notes are an integral part of the consolidated financial statements.

MDI, Inc.

General

     MDI is a leader in the access control business and is an important participant in many Homeland Security projects. MDI’s new Security SuiteTM of products has been launched successfully. In the Company’s opinion, it is the first fully integrated system incorporating access control, video, audio alarm monitoring, and system auditing functions. The Company distributes its PointGuardTM access control product primarily to the small to mid market commercial customer through a dealer network. ABM provides alarm management software to central monitoring stations that are owned by either organizations for their own internal use, such as large universities, or commercial operators such as surveillance companies. MVP sells monitoring and recording devices to operators of public transit vehicles. MVP also sells third-party products as well as the Company’s own branded products.

     On September 22, 2004, the Company filed a Certificate of Ownership and Merger with the Secretary of State of Delaware pursuant to Section 253 of the Delaware General Corporation Law whereby ABC Merger Corp., a wholly-owned subsidiary of the Company, was merged with and into the Company. As part of the merger, the registrant changed its name to MDI, Inc. effective as of the close of business on September 24, 2004. In accordance with the Certificate, the By-Laws of the Company were amended to reflect the change in the Company’s name. The Company’s trading symbol with the NASDAQ National Market (“NASDAQ”) was changed to MDII effective Monday, September 27, 2004, the effective date of the Company’s name change with NASDAQ.

     NASDAQ has a number of continued listing requirements, including a minimum share price requirement of $1.00 per share. If the Company’s share price falls below $1.00 per share for thirty consecutive business days, then NASDAQ could notify the Company that it is in default and give it a period of time to cure the deficiency after which NASDAQ could begin delisting proceedings. Those proceedings could lead to the Common Stock no longer trading on NASDAQ. Delisting from NASDAQ could result in a reduction in the liquidity of any investment in the Common Stock and have an adverse effect on the trading price of the Common Stock. Delisting could also reduce the ability of holders of the Common Stock to purchase or sell shares as quickly and inexpensively as they have done historically. During the third quarter 2004, the Company’s stock price closed below $1.00 per share at the end of a number of trading sessions. On November 11, 2004, the Company received a NASDAQ Stock Market letter notifying the Company that for the last 30 consecutive business days, the Company’s common stock bid price had closed under the minimum $1.00 per share requirement for continued inclusion. The letter provides the Company 180 calendar days, or until May 10, 2005, to regain compliance. Compliance is regained by the Company maintaining a common stock closing bid price of $1.00 or more for a minimum of ten consecutive business days. After the Company’s common stock shares have traded above $1.00 per share for those ten days, NASDAQ will notify the Company that it has regained compliance. A press release was issued detailing the NASDAQ notification event.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations

     Basis of Presentation

     The accompanying financial statements have been derived from the accounts of MDI, Inc. and its subsidiaries (the “Company”). All significant inter-company balances and transactions have been eliminated in consolidation. The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

     The local currency is considered the functional currency for the Company’s Swiss operations. Assets and liabilities are translated into U.S. Dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. Dollars at the average monthly exchange rates prevailing during the year. At the end of September 2004, the Swiss entity had a net asset value of $75 thousand and a favorable adjustment for foreign currency translation of $127 thousand. Based upon the Company’s plan to discontinue the Swiss operations prior to the end of 2004, the Company does not anticipate any future exposure due to fluctuation in foreign currency after 2004.

     Stock-Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation cost related to stock options is reflected in the statements of operations as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock options granted under the Company’s 2002 Stock Option Incentive Plan, the vesting period varies by individual grants as determined by the Compensation Committee of the Board of Directors. The following table illustrates the effect on operations and per share data as if the Company had applied the fair value method to employee stock-based compensation (in thousands, except per share data):

	Three months ended September 30,
	2004	2003
Net loss from continuing operations allocable to common stockholders:
As reported	$(2,041)	$(1,330)
Add: Total stock based compensation under intrinsic value method	—	—
Deduct: Total stock-based compensation under fair value based method	(752)	(97)

Pro forma	$(2,793)	$(1,427)

Basic and diluted loss per share from continuing operations
As reported	$(0.14)	$(0.09)
Pro forma	$(0.19)	$(0.10)

	Nine months ended September 30,
	2004	2003
Net loss from continuing operations allocable to common stockholders:
As reported	$(7,094)	$(7,450)
Add: Total stock based compensation under intrinsic value method	—	—
Deduct: Total stock-based compensation under fair value based method	(1,447)	(175)

Pro forma	$(8,541)	$(7,625)

Basic and diluted loss per share from continuing operations
As reported	$(0.49)	$(0.53)
Pro forma	$(0.59)	$(0.54)

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

     The table below shows the roll-forward of warranty accrual for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three months ended September 30,
	2004	2003
Beginning balance	$194	$159
Charged to expense	4	14
Usage	—	—
Usage, DSG	(120)	—

Closing balance	$78	$173

	Nine months ended September 30,
	2004	2003
Beginning balance	$184	$128
Charged to expense	26	46
Usage	(12)	(1)
Usage, DSG	(120)	—

Closing balance	$78	$173

     Reclassifications

     Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

Note 2: Discontinued Operations

     On September 29, 2004, the Company tentatively approved a management buyout of its Switzerland based business unit in order to avoid continuing losses within the division, subject to normal closing activities. The Company also decided that, should the management buyout not be consummated during the fourth quarter, that operations in Switzerland will be discontinued prior to the end of the year. Accordingly, the Switzerland business unit performance is presented as a component of discontinued operations for all periods.

     On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source distribution businesses to Mace Security International, Inc. (“Mace”). The SecurityandMore and Industrial Vision Source businesses are presented as discontinued operations for all periods.

     On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments, plus the transfer of certain liabilities (“Honeywell Asset Sale”). The final settlements related to the CCTV business are included in discontinued operations.

     As a result of the sale of the CCTV business to Honeywell, most of the Company’s international entities no longer have any business activities and are in the process of liquidation. During the liquidation process, certain claims have been made against the Company’s French, Belgian and German entities. At the end of September 2004 an accrual of $25 thousand remained for the unsettled claims.

     Following is a summary of the discontinued operations (in thousands):

	Three months ended September 30, 2004
	DSG Business	Switzerland Business	CCTV Business	Total Discontinued Operations
Net Sales	$—	$177	$(0)	$177
Cost of Sales	18	118	194	330

Gross Profit	(18)	60	(194)	(153)
Other Operating Costs:
Selling, general and administrative	11	109	(28)	92
Depreciation and amortization	—	2	1	4

	11	111	(27)	95

Operating income (loss):	$(29)	$(52)	$(167)	$(248)
Other net income (expense)	—	—	91	91
Gain on sale of business	1,363	—	—	1,363

Net income (loss)	$1,334	$(52)	$(76)	$1,206

	Three months ended September 30, 2003
	DSG Business	Switzerland Business	CCTV Business	Total Discontinued Operations
Net Sales	$5,130	$192	$14	$5,337
Cost of Sales	3,899	105	10	4,013

Gross Profit	1,232	88	4	1,324
Other Operating Costs:
Selling, general and administrative	767	340	381	1,489
Depreciation and amortization	26	2	1	30

	794	342	382	1,518

Operating income (loss):	$438	$(254)	$(378)	$(195)
Other net income (expense)	—	(4)	390	386
Gain on sale of business	—	—	—	—

Net income (loss)	$438	$(258)	$12	$191

	Nine months ended September 30, 2004
	DSG Business	Switzerland Business	CCTV Business	Total Discontinued Operations
Net Sales	$10,433	$522	$19	$10,974
Cost of Sales	8,096	212	180	8,488

Gross Profit	2,337	309	(160)	2,486
Other Operating Costs:
Selling, general and administrative	2,091	681	293	3,065
Depreciation and amortization	60	7	4	71

	2,151	688	297	3,136

Operating income (loss):	$186	$(379)	$(458)	$(650)

	Nine months ended September 30, 2004
	DSG Business	Switzerland Business	CCTV Business	Total Discontinued Operations
Other net income (expense)	1	19	324	344
Gain on sale of business	1,363	—	—	1,363

Net income (loss)	$1,550	$(360)	$(134)	$1,057

	Nine months ended September 30, 2003
	DSG Business	Switzerland Business	CCTV Business	Total Discontinued Operations
Net Sales	$16,854	$1,867	$170	$18,892
Cost of Sales	13,114	1,106	279	14,499

Gross Profit	3,740	762	(109)	4,393
Other Operating Costs:
Selling, general and administrative	2,593	1,135	1,615	5,343
Depreciation and amortization	80	7	67	154

	2,673	1,142	1,682	5,497

Operating income (loss):	$1,067	$(381)	$(1,791)	$(1,104)

Other net income (expense)	(7)	20	361	374
Gain on sale of business	—	—	—	—

Net income (loss)	$1,061	$(361)	$(1,430)	$(730)

Note 3: Receivable from Honeywell International, Inc.

     The CCTV Business sold by the Company in the Honeywell Asset Sale consisted of assets in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom. The sale price of $36 million, included a $2.2 million holdback for anticipated license agreement royalties as well as a $5.4 million purchase price hold back. The latter was subject to change in the net value of CCTV assets between March 31, 2002 and December 20, 2002 as well as general representations and warranties made by the Company to Honeywell. The $5.4 million purchase price holdback was to be paid to the Company, with accrued interest, over three installments every six months after the close of the sale.

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

     In October 2003, Honeywell received notifications that its use of certain assets acquired from the Company may be subject to restrictions. Based on these notifications, Honeywell elected to withhold $1.2 million from the $1.8 million final payment until such time as the possible restrictions were resolved. Honeywell paid the Company $600 thousand plus interest in June 2004 and $250 thousand plus interest in July 2004. The payment of the remaining $950 thousand was subject to resolution of one remaining issue.

     On October 21, 2004, the Company concluded an Addendum to Asset Purchase Agreement with Honeywell International, Inc. and a Settlement and Release Agreement with Honeywell International, Inc. (“Honeywell”) and David M. Blackshear (“Blackshear”). The terms of the Addendum settled all matters between the Company, Honeywell and Blackshear related to the purchase price payable for the CCTV Business and each party released the other of any further liabilities. Under the terms of the Settlement Agreement and the Addendum, the Company agreed to pay to Blackshear approximately $188 thousand in full satisfaction of all claims associated with the sale by the Company to Honeywell of three patents acquired by the Company from Blackshear. The Company and Honeywell each received from Blackshear a full and final release of all claims related to the three current patents and for any future patents owned by Blackshear. Honeywell paid to the Company the remaining balance of the final $950 thousand amount it owed, less settlement cost of $188 thousand and legal fees of $117 thousand, together with accumulated interest owed. The Company accrued for the Blackshear settlement and legal fees as of September 30, 2004 and the accrual was included in discontinued operations.

Note 4: Trade Accounts Receivable

     Supplemental information on net trade accounts receivable (in thousands):

	September 30,	December 31,
	2004	2003
Gross trade accounts receivable	$3,572	$2,001
Less: allowance for doubtful accounts	$(54)	(124)
Less: allowance for doubtful accounts, DSG	$(123)	—

	$3,395	$1,877

Note 5: Earnings Per Share

     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     For the nine months ended September 30, 2004 and 2003, there were 2,801,232 and 1,247,935 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the nine months ended September 30, 2004 and 2003, 195,351 shares of preferred stock, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Note 6: Comprehensive Loss

     Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended September 30,
	2004	2003
Net loss	$(828)	$(1,110)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(13)	(14)
Currency translation adjustment	(1)	(2)

	$(842)	$(1,126)

	Nine months ended September 30,
	2004	2003
Net loss	$(6,012)	$(8,093)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(4)	(20)
Currency translation adjustment	—	43

	$(6,016)	$(8,070)

Note 7: Severance and Other Accrued Expenses

     Accruals for severance, restructuring and settlement expenses are as follows (in thousands):

	Accrued at December 31,	2004 Charges	Amount paid in	Accrued at September 30,
	2003	(credits)	cash	2004
Royalty Claim	$329	$—	$(185)	$144
United Kingdom Lease	330	—	(330)	—
2003 Severance	670	(120)	(550)	—
2004 Severance	—	804	(591)	213

	$1,329	$684	$(1,656)	$357

     Royalty Claim

     On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of approximately $21,000 over the ensuing 24 months.

     United Kingdom Lease

     In the Honeywell Asset Sale, Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom. During the first quarter of 2004, the Company reached a final settlement with the landlord. The final settlement was for $330,000. The Company has paid $262,000 during the first quarter and the remaining $68,000 was paid in June 2004. There are no further lease obligations in the United Kingdom at September 30, 2004.

     2003 Severance

     At December 31, 2003, unpaid obligations related to executive and management severance was approximately $0.7 million. Through September 2004, $550 thousand was paid in cash for 2003 severance, and $120 thousand was credited to income to reflect discounting of the obligations due to accelerated payments. As of September 30, 2004, all severance related payments for 2003 have been settled.

     2004 Severance

     Mr. Brian Tate separated from his role as Chief Executive Officer and Chairman of the Board in November 2003 and as an employee of the Company on December 31, 2003. Mr. Tate resigned his position on the Company’s Board of Directors effective March 31, 2004. Pursuant to an agreement entered into between Mr. Tate and the Company dated April 15, 2004, all employment-related issues between Mr. Tate and the Company have been concluded. Mr. Tate was paid $300,000 in severance. As a condition to receiving the severance payment, Mr. Tate exercised his right to purchase 155,000 shares of the Company’s common stock and paid $161,200 to the Company in April 2004.

     Mr. Danny Mills separated from the Company on July 9, 2004 as an employee and as its President and Chief Executive Officer. Pursuant to an agreement entered into between Mr. Mills and the Company dated July 9, 2004, all employment-related issues between Mr. Mills and the Company have been concluded. Mr. Mills was paid $90,000 in severance.

     Following the sale of the DSG business units and the subsequent consolidation of the Company, employees leaving the Company were paid severance. During the first nine months of 2004, the Company incurred $804 thousand and paid $591 thousand in cash for severance payments related to consolidation activities, Mr. Mills, and Mr. Tate. At September 30, 2004, the remaining accrued severance was $213 thousand, all related to 2004 reorganization events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Financial statements for the three and nine months ended September 30, 2004 and 2003 report the Company’s SecurityandMore, IVS, CCTV, and foreign entity businesses as discontinued operations. The following table contains information regarding the percentage of net sales of certain income and expense items for the three and nine months ended September 30, 2004 and 2003 and the percentage changes in these income and expense items from year to year, including the effect of the gain from the sale of the DSG business units:

	Percentage of Net Sales		Percentage
			Increase (Decrease)
	Three Months ended September 30,		Between Periods
	2004	2003	2004 vs. 2003
Net Sales	100.0%	100.0%	-14.4%
Cost of sales	48.6%	53.1%	-21.8%
Gross profit	51.4%	46.9%	-6.1%
Operating expenses:
Selling, general and administrative	80.3%	59.5%	15.5%
Depreciation and amortization	4.3%	9.8%	-62.7%
Operating loss	-33.1%	-22.4%	-26.5%
Other income (expense)	-11.3%	-1.9%	-402.9%
Loss before taxes and discontinued operations	-44.4%	-24.3%	-56.3%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-44.4%	-24.3%	-56.3%
Profit (Loss) from discontinued operations	26.4%	3.6%	531.4%
Net loss	-18.1%	-20.8%	25.4%

	Percentage of Net Sales		Percentage
			Increase (Decrease)
	Nine Months ended September 30,		Between Periods
	2004	2003	2004 vs. 2003
Net Sales	100.0%	100.0%	-14.3%
Cost of sales	54.1%	59.0%	-21.4%
Gross profit	45.9%	41.0%	-4.1%
Operating expenses:
Selling, general and administrative	97.8%	82.6%	1.5%
Depreciation and amortization	7.1%	11.6%	-47.9%
Operating loss	-59.0%	-53.2%	-5.1%
Other income (expense)	-3.6%	-2.6%	-18.1%
Loss before taxes and discontinued operations	-62.6%	-55.8%	4.0%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-62.6%	-55.8%	4.0%
Income (loss) from discontinued operations	9.4%	-5.5%	244.8%
Net loss	-53.2%	-61.4%	25.7%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     For the three months ended September 30, 2004, net sales were $ 4.6 million, a decrease of $ 700 thousand (14%) over the same period in 2003. The decrease in revenues are largely attributive to $540 thousand in patent infringement settlements and related licenses issued included as revenue for the third quarter of 2003.

     Gross profit margins increased from 46.9% during the three months ended September 30, 2003 to 51.4%, or a 9% increase. The margin increase is attributed to ongoing cost reductions in manufacturing and sourcing related to the continuing transition to new hardware designs. Additionally, this margin performance relates to management’s decision to focus more sales effort on the higher margin SAFEnet access control products and services.

     Selling, general and administrative expenses (“SG&A”) were $3.7 million for the three months ended September 30, 2004, an increase of $0.5 million (15%) over the same period in 2003. The increase was related primarily to costs incurred during the Company’s consolidation and restructuring. During the third quarter of 2004 the Company closed its 160,000 square foot headquarters facility in Lewisville, Texas and relocated to a 32,000 square foot facility in San Antonio, Texas. During the third quarter of 2004, the Company recorded approximately $190 thousand for employee severance related to the consolidation efforts, $90 thousand for the separation of Mr. Mills and $65 thousand for employee relocation expense.

     Depreciation and amortization expenses were $195 thousand for the three months ended September 30, 2004, a decrease of $328 thousand (63%) over the same period in 2003. Primary factors causing this decrease was less building depreciation in 2004 and the write-off of the Company’s SAP system in 2003.

     Other income and expenses during the three months ended September 30, 2004 yielded a net loss of $518 thousand, compared to a net loss of $103 thousand during the same period in 2003. The change primarily resulted from the Company’s disposition of approximately $400 thousand of leasehold improvements and fixed assets related to the relocation from the headquarters facility in Lewisville, Texas during the third quarter of 2004.

     Net income from discontinued operations in the third quarter of 2004 was $1.2 million compared to net income in the third quarter of 2003 of $191 thousand. The $1.0 million increase was primarily due to the $1.4 million gain from the sale of the DSG business unit less $305 thousand Honeywell/Blackshear settlement and legal costs.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

     For the nine months ended September 30, 2004, net sales were $11.3 million, a decrease of $1.9 million (14%) over the same period in 2003. The decrease in sales is attributed to the MDI business that delayed product releases during the first half of 2004 to allow additional time for field testing of new technologies. Another factor in the decrease in revenues was the $540 thousand in patent infringement settlements and related licenses issued included as revenue for the third quarter of 2003.

     Gross profit for the first nine months of 2004 was $5.2 million compared to $5.4 million for the same period in 2003, a decrease of 4%. However, gross profit margins increased from 41% during the nine months ended September 30, 2003 to 46%, or an 11% increase, for the same period ended 2004. The margin increase is attributed to ongoing cost reductions in manufacturing and sourcing related to the continuing transition to new hardware designs during 2004. The margin increase is also related to core security product sales as the Company now focuses more effort on the higher margin SAFEnet access control products and services.

     Selling, general and administrative expenses (“SG&A”) were $11 million for the nine months ended September 30, 2004, an increase of $0.2 million (2%) over the same period in 2003. The increase was primarily related to costs associated with the consolidation and restructuring of the Company during 2004. During the second quarter of 2004, the Company closed the MDI mixed-use facility in Rancho Cucamonga, California and the MDI engineering group moved to smaller office space in Ontario, California. During the third quarter of 2004 the Company closed its headquarters facility in Lewisville, Texas and relocated to a office and warehouse facility in San Antonio, Texas. The Company has also consolidated its ABM Data Systems business and its Fairfax, VA operations into the San Antonio facility. During the first nine months of 2004, the Company recorded $804 thousand for severance and $75,000 for lease settlement costs related to the consolidation efforts.

     Depreciation and amortization expenses were $0.8 million for the nine months ended September 30, 2004, a decrease of $0.7 million (47%) over the same period in 2003. Primary factors causing this decrease was less building depreciation in 2004 and the write-off of Company’s SAP system in 2003.

     Other income and expenses during the nine months ended September 30, 2004 yielded a net loss of $0.4 million, compared to a net loss of $0.3 million during the same period in 2003. The $0.1 million increase was caused by a $0.5 million loss on the Company’s disposal of fixed assets when it moved from its Lewisville headquarters. In the same period of 2003 there was net interest expense totaling $0.5 million and other income of $0.2 million.

     Net income from discontinued operations in the first three quarters of 2004 was $1.1 million compared to a net ($0.7) million in the first three quarters of 2003. The losses in 2003 were primarily due to costs incurred while liquidating the Company’s international legal entities following the Honeywell asset sale. The 2004 income is largely attributed to the sale of the DSG business unit yielding a net gain of $1.4 million offset by the Blackshear settlement for $188 thousand and related legal costs of $117 thousand.

     Financial Condition, Liquidity and Capital Resources

     In the first nine months of 2004, the Company’s cash and cash equivalents, including its marketable securities held for sale, decreased from $6.3 million at December 31, 2003 to $4.7 million at September 30, 2004. The largest components of the net cash used in operations of $9.3 million were $6.0 million net loss and payment of accrued expenses and other liabilities related to reorganization of $5.0 million.

     During the third quarter 2004 all of the Company’s remaining marketable securities were either called or sold.

     During the next twelve months, the Company’s primary source of liquidity will be its cash. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that available cash on hand should satisfy its liquidity requirements for at least the next 12 months. In July 2004, the Company generated cash by divesting its non-core DSG business units to Mace Security for $5.6 million before approximately $0.4 million in expenses, and collected $250 thousand of the final purchase price holdback payment from Honeywell. During the October 2004, the Company received the final $697 thousand Honeywell payment for the CCTV asset sale.

Contractual Obligations and Commitments

     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of September 30, 2004 (in thousands):

	Total	2004	2005	2006	2007
Contractual obligations and commitments:
Operating leases	$1,063	$124	$449	$396	$94
Royalty obligation	240	144	46	25	25
Severance obligations	213	213	—	—	—

	$1,516	$481	$495	$421	$119

     On April 16, 2004, the Company announced that it will consolidate its MDI™ Security Systems (MDI) and ABM™ Data Systems (ABM) operations in San Antonio, Texas. This transition has been completed. The San Antonio facility now houses all executive, sales (except for regional sales managers), marketing, technical support, assembly, integration and sustaining engineering activities. A separate engineering facility is maintained in Ontario, California to house development activities.

     The accrued severance at September 30, 2004, relates to positions terminated during the Company’s current restructuring coupled with the San Antonio and Rancho Cucamonga (Ontario) consolidation initiatives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange

     Since the access control office in Switzerland is the Company’s only significant foreign-based operation, accounting for approximately 5% of the total consolidated sales during the first three quarters of 2004, the Company does not expect currency fluctuation to have a material adverse effect on its future consolidated financial position or results of operation. The Company plans to discontinue the operations in Switzerland during the fourth quarter of 2004.

Interest Rates

     An interest rate swap agreement with Bank One remained in effect through February 15, 2004. This agreement expired and terminated in February, and the company paid $52,000 for final settlement of the obligation.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that (i) the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) due to the selling of business units and operations consolidation into essentially one facility, the Company has improved internal monitoring controls over financial reporting during the quarter ended September 30, 2004.

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

b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30, 2003

1.	On July 9, 2004, American Building Control, Inc. (the “Company”) issued a Press Release (the “Press Release”) announcing that its President and Chief Executive Officer, Mr. Danny W. Mills, has resigned from the Company, effective Friday, July 9, 2004.

2.	On July 12, 2004, American Building Control, Inc. (“American Building Control”) issued a Press Release (the “Press Release”) announcing that it had closed the sale of the assets of its two distribution and retail based operating units to Mace Security Products, Inc., a wholly-owned subsidiary of Mace Security International, Inc.

3.	On August 2, 2004, American Building Control, Inc. (the “Company”) issued a Press Release (the “Press Release”) announcing that James Collier Sparks had been appointed the President and Chief Executive Officer of the Company, effective Friday, July 30, 2004.

4.	On August 16, 2004, American Building Control, Inc. issued a Press Release announcing its second quarter fiscal 2004 results.

5.	On September 22, 2004, the Company filed a Certificate of Ownership and Merger (the “Certificate”) with the Secretary of State of Delaware changing its name to MDI, Inc. and its stock trading symbol to MDII effective as of the close of business on September 24, 2004.

6.	On October 21, 2004, the Company concluded an Addendum to Asset Purchase Agreement with Honeywell International, Inc. and a Settlement and Release Agreement with Honeywell International, Inc. and David M. Blackshear settling all claims among the parties. The Company issued a Press Release on October 21, 2004 describing the basic terms of those agreements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

AMERICAN BUILDING CONTROL, INC.

Dated: November 15, 2004	By:	/s/ Jon D. Greenwood

Jon D. Greenwood
Senior Vice President and Chief Financial Officer