Form 10-K
period 2004-12-31
MDI, INC.
filed 2005-03-31
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 0-9463
MDI, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2626358
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

9725 Datapoint Drive San Antonio, Texas (Address of principal executive offices)	78229 (Zip Code)
Registrant’s telephone number, including area code:
(210) 582-2664
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
DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s Proxy Statement to be filed on or before April 29, 2005.

MDI, INC.
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
General
      Since 1979, MDI has remained an established leader in the integrated access control and physical security products business. As a manufacturer of high-grade access control solutions for both the enterprise and small to mid-sized markets, the Company has held notable competitive positions in the government and commercial integrated systems space for over two decades; successfully assisting end users in protecting their people, facilities and assets. The Company promotes their solutions via global dealer channels and maintains an impressive portfolio of dedicated partners with a strong end-user referral base. The MDI product family has protected thousands of customers around the world, including many of the world’s most security-minded government agencies including the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.
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
      On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source distribution businesses to Mace Security International, Inc. (“Mace”). Additional information regarding the Mace Asset Sale is set forth at the end of this Item 1 under the heading “Mace Asset Sale”. On September 22, 2004, the Company filed a Certificate of Ownership and Merger with the Secretary of State of Delaware pursuant to Section 253 of the Delaware General Corporation Law whereby ABC Merger Corp., a wholly-owned subsidiary of the Company, was merged with and into the Company. As part of the merger, the registrant changed its name to MDI, Inc. effective as of the close of business on September 24, 2004. In accordance with the Certificate, the By-Laws of the Company were amended to reflect the change in the Company’s name. The Company’s trading symbol with the NASDAQ National Market (“NASDAQ”) was changed from ABCX to MDII effective Monday, September 27, 2004, the effective date of the Company’s name change with NASDAQ.
      The Company maintains an internet website at www.mdisecure.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, under the heading Investors (see Investor Info & SEC Filings), immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC).
      The certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 about the disclosure contained in this Annual Report on Form 10-K, are included as Exhibits 31.1 and 31.2 to this Annual Report and are available free of charge on our website under the heading Investors (see Investor Info & SEC Filings).
NASDAQ listing
      On November 11, 2004, the Company received a NASDAQ Stock Market letter notifying the Company that for the last 30 consecutive business days, the Company’s common stock bid price had closed under the minimum $1.00 per share requirement for continued inclusion. The letter provides the Company 180 calendar days, or until May 10, 2005, to regain compliance. Compliance is regained by the Company maintaining a common stock closing bid price of $1.00 or more for a minimum of ten consecutive business days. If the deficiency is not cured within 180 calendar days, NASDAQ could begin delisting proceedings. Those proceedings could lead to the Common Stock no longer trading on the NASDAQ National Market. After the Company’s common stock shares have traded above $1.00 per share for those ten days, NASDAQ will notify the Company that it has regained compliance. Delisting from NASDAQ could result in a reduction in the liquidity of any investment in the Common Stock and have an adverse effect on its trading price. Delisting could also reduce the ability of holders of the Common Stock to purchase or sell shares as quickly and inexpensively as they have done historically. A press release and Form 8-K SEC filing were issued detailing the NASDAQ notification event. At March 18, 2005, the Company remained in non-compliance of the minimum share price rule. Should the Company’s bid price deficiency still exist on May 10, 2005, the Company will request an extension from NASDAQ for additional time to cure the deficiency.
Businesses
      During 2004, the Company completed consolidation efforts and non-core divestitures. With the sale of its SecurityandMore and Industrial Vision Source divisions to MACE during 2004, MDI is able to more effectively concentrate on its core business of integrating access control, alarm management and video security management into one centralized control platform that is able to deliver enterprise wide command of the entire physical security infrastructure.
      MDI’s central station software development product line, ABM Data Systems, continues to provide alarm management software to outsourced central station monitoring companies that oversee and dispatch assistance to residential and business alarms as well as the in-house security monitoring and management capabilities usually found in large geographically dispersed environments such as universities, municipalities, manufacturers and global enterprises
      The Company’s Mobile Video Products (“MVP”) product line promotes and markets state of the art video recording devices and cameras to operators of public transit vehicles, school system transportation fleets and various mobile law enforcement organizations. MVP products empower these entities to protect their passengers, deter violent behavior, avoid frivolous lawsuits and capture direct acts of vandalism to property.
Markets and Strategy
      World events and continued regulatory changes have brought continually renewed attention to many sectors within the security industry. Governments, commercial organization and individuals are now focusing much more on their security arrangements in a proactive, rather than reactive manner and the market has grown accordingly. The trend towards seamless integration of physical security systems (access, alarm and video) continues to grow. The ability to scale systems to need and manage them in the most cost effective and efficient manner is becoming more important for security operators and managers.
      The trend to integrate security and IT systems (convergence) has added complexity to design and installation. The impact of 9/11 has created special growth opportunities in many diverse areas requiring varying levels of security support. High tech systems coupled with solid technical support and integrated systems are at the forefront of market demand. These areas, from basic needs to advanced security systems, are where MDI excels.
      In the short term, MDI is well positioned to capitalize on the security integration market as their SAFEnet® enterprise and middle market integrated access control products offer what the Company considers the only “true” integration capabilities in the industry (vs. simple interfacing). In the long term, calculated investments in research and development will position MDI to expand on these integration capabilities, beyond point security, into an open platform that effectively integrates business applications with enterprise security products and other critical data sources to provide a centralized enterprise risk management system.
Products and Services
      The Company’s primary lines of business include proprietary software, hardware and its continued support of legacy systems using its SAFEnet® brand of integrated access control software for the enterprise coupled with a scaled-down version for small to mid-sized organizations. The Company’s products are sold to integrators and value added resellers for implementation into end-user environments. The ABM Data Systems and MVP sales models promote their products directly to the consumer.

      The Company has continued to refine its solution-based recurring service revenue model, and recognizes that service revenues will play an increasingly important role in the future. Implementation of this model means delivering additional value-added fee for service components that include field engineering (to assist integrators), certification training levels and tiered customer support packages. New software maintenance contracts should bring an additional revenue stream to the company while allowing for smoother product upgrades and migrations.
      MDI’s branded line of Intelligent Door Control (IDC) hardware is arguably the most robust and technically advanced solution in the industry. The true power of this “door based” hardware line is in its ability to maintain itself as a disparate access control data center for extended periods of time without connection to the server. While competing products hold a single week’s worth of access data, the IDC line is able to efficiently hold 52 weeks of data.
Product Design and Development
      During its re-organization phase, MDI refined and restructured its engineering team, naming a new Vice President of Engineering and relocating its development team from Rancho Cucamonga, CA to Ontario, CA. The new engineering team is responsible for product engineering, product development and quality assurance. The members are seasoned industry veterans with many years of experience in the design and development of software solutions and security products for both government and commercial focused organizations. During the fiscal years ended December 31, 2004, 2003, and 2002, the Company expensed approximately $2.0 million, $1.3 million and $1.6 million, respectively, on engineering and software development costs.
Supplier Relationships
      The Company believes that its supplier relationships are good and stable. Dell, Inc. and a single contract manufacturer are the largest vendors for access control equipment. Sudden loss of either vendor could result in material short-term supply problems. The Company continuously evaluates potential vendors to bridge any supply chain disruptions that may occur in its business operations.
Competition
      Substantial competition exists in all of MDI’s markets. Significant competitive factors include company brand, quality, product performance, customer service, price and ease of integration. MDI’s major competitors in the Integrated Access Control space for both the enterprise and middle markets continue to be Lenel Systems International, Inc., Software House (a division of Tyco), General Electric Security, Northern Computers (a subsidiary of Honeywell), DSX and NexWatch.
      Mass consolidation in the industry has positioned MDI as one of the last truly independent access control manufacturers in the industry. Certain current and potential competitors have substantially greater resources than MDI. In order to compete successfully, the company must continue to invest in engineering, marketing and customer support. There is no assurance that these competitors will or will not develop products that offer superior price or performance features.
Employees
      As of December 31, 2004, the Company had approximately 70 full-time employees, compared with 150 full-time employees worldwide as of December 31, 2003. Approximately 37 of the Company’s former employees joined Mace in July 2004 as a result of the Mace Asset Sale. Another 8 of the Company’s former employees were severed as part of a management buyout of its Swiss Operations in November 2004. Other personnel reductions during 2004 can be attributed to the consolidation of facilities into the Company’s new San Antonio headquarters, involuntary workforce reductions and attrition.
      The Company’s future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, financial and sales personnel. None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company has not experienced a work stoppage or strike. Relations with the Company’s employees are considered good.
Mace Asset Sale
      On July 1, 2004, The Company sold the consumer/do-it-yourself business (“SecurityandMore”) and the industrial vision business (Industrial Vision Source, or “IVS”), collectively the Company’s former “DSG” segment, to Mace Security International, Inc. The total consideration paid was cash in the amount of $5.6 million paid upon closing. The Company realized a $1.3 million gain from the sale in 2004.
MDI Switzerland Management Buyout
      In November 2004, the Company sold 100% of it’s Swiss business, MDI Monitor Dynamics Intl. S.A., to the local management team for a nominal amount. The Company realized a loss from the sale transaction of $133 thousand in 2004. The Company realized a gain from foreign currency translation of $124 thousand related to the Swiss business in 2004.
Honeywell Asset Sale
      The CCTV Business sold by the Company in the Honeywell Asset Sale consisted of assets in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom. The sale price of $36 million included a $2.2 million holdback for anticipated royalties due to a license agreement that Honeywell required the Company to enter into (see Note 2: Discontinued Operations) as well as a $5.4 million purchase price hold back. The latter was subject to change in the net value of CCTV assets between March 31, 2002 and December 20, 2002 as well as general representations and warranties made by the Company to Honeywell. The $5.4 million purchase price holdback was to be paid to the Company, with accrued interest, over three installments every six months after the close of the sale.
      In April 2003, Honeywell disputed the change in net asset value and, after failing to resolve the differences by August 2003, Honeywell and the Company entered into arbitration. In December 2003, the final resolution rendered by the arbitrator increased the purchase price by approximately $888 thousand. Honeywell made payments for the increase of the purchase price, the first two of the three holdback installments and the accrued interest in December 2003. The increase to the purchase price is included as a component of discontinued operations in 2003. The final $1.8 million payment was received in June 2004.

ITEM 2.	PROPERTIES
      During 2004 the Company vacated it’s former headquarters facility in Lewisville, Texas and consolidated operations previously maintained in Austin, Texas, Rancho Cucamonga, California and Fairfax, Virginia into it’s new headquarters facility in San Antonio, Texas. The headquarters facility consists of approximately 33,000 square feet of office and warehouse space.
      The Company also maintains a 6,000 square foot office facility in Ontario, California. The California facility is dedicated to the Company’s 12 person development engineering staff.

ITEM 3.	LEGAL PROCEEDINGS
      MDI is subject to various legal proceedings and claims, that arise in the ordinary course of business.
      A French court awarded the Company and its French subsidiary a 2.5 million Euro (approximately $3.0 million) judgment against a French company, Aasset Security, for unfair trade practices. Of this 2.5 million Euro, the court ordered Aasset Security to begin to pay 1 million Euro in monthly installments of 75,000 Euro. As of December 31, 2004, Aasset Security had paid the Company 307,000 Euros. As of March 25, 2005, Aasset Security has paid a total of 682,000 Euros. Pursuant to the terms of a 2001 agreement with French legal counsel, the case has been handled on a partial contingency basis. The contingency fee to be paid to outside counsel may be between 35% to 40% of the payments received, depending upon the timing of the receipts. It is the position of the Company that no fees will be paid under the contingency fee arrangement until there is a final, non-appealable award in favor of the Company and its French subsidiary. Aasset Security filed several appeals against the initial decision of the trial court, the latest one of which was heard by a French court in February 2005. The decision from this court is expected sometime in late April 2005. The Company will continue to pursue the collection of the balance of the 1 million Euros owed, though the timing of collection and Aasset Security’s ability to pay are not certain. Due to the degree of uncertainty of collection, no amounts have been included as income, and no legal expenses have been included in the 2004 financial statements. All cash receipts have been included in the Company’s cash balance, and a corresponding liability has been recorded as Deferred Legal Settlement in the financial statements pending legal resolution.
      Management believes that there are no other existing legal matters that will have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      NONE
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      The Company’s Common Stock, $0.01 par value, has been listed on the NASDAQ under the symbol “MDII” since September 27, 2004.
      The Company’s Common Stock previously traded under the symbol “ABCX” from December 20, 2002 through September 24, 2004, and prior to December 20, 2002 traded under the symbol “ULTK” since its original listing on NASDAQ on January 18, 1994.
      The following table sets forth the high and low closing prices of the Company’s Common Stock (“Common Stock”) for each quarter during the years ended December 31, 2004 and 2003:

	2004		2003

	High	Low	High	Low

Fourth Quarter	$1.01	$0.76	$1.80	$1.23
Third Quarter	1.58	0.94	1.67	1.15
Second Quarter	3.76	1.43	1.21	0.75
First Quarter	1.75	1.11	1.39	0.76
      As of March 25, 2005, there were approximately 1,200 holders of record of the Common Stock.
      The Company has not declared or paid any cash dividends on the Common Stock since inception. The declaration of any future cash dividends on the Common Stock will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.
      Dividends in the amount of $33,698 were paid during 2004 to Victoria & Eagle Strategic Fund (“VESF”), the sole holder of the Company’s Series A preferred stock. Prior to 2004, dividends in the amount of $117,210 were paid annually since the issuance of the Company’s Series A preferred stock. In December 2003, the Company reached an agreement (the “Standstill Agreement”) with VESF, not to redeem the preferred shares for a period of 18 months and lowered the dividend to 200 basis points over one-year LIBOR during the effective period of the standstill agreement.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected consolidated financial data for the five fiscal years ended December 31, 2004, have been derived from the Company’s audited consolidated financial statements. The operations effected by the Mace Asset Sale, Switzerland management buyout and the Honeywell Asset Sale are presented as discontinued operations. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes set forth in Item 8 of this Form 10-K.

	Years Ended December 31

	2004(2)	2003(2)	2002(2)	2001(2)	2000(2)

	(In thousands, except per share data)
Income statement data:
Net sales	$14,245	$16,248	$19,558	$18,001	$18,001
Cost of sales	7,953	9,728	13,410	12,883	11,849

Gross profit	6,292	6,520	6,148	5,118	6,152
Selling, general and administrative expenses	13,869	14,507	15,619	9,316	12,905
Asset and goodwill impairment	—	650	3,338	4,466	4,228
Depreciation and amortization(1)	990	1,821	1,854	4,374	4,945

Total operating expenses	14,859	16,978	20,811	18,156	22,078

Operating loss	(8,567)	(10,458)	(14,663)	(13,038)	(15,926)
Other income (expense)	(87)	(148)	(2,248)	5,422	(4,152)

Income (loss) from continuing operations before income taxes and accounting change	(8,654)	(10,606)	(16,911)	(7,616)	(20,078)
Income taxes	—	—	—	(104)	3,185

Income (loss) from continuing operations	(8,654)	(10,606)	(16,911)	(7,720)	(16,893)
Income (loss) from discontinued operations	(361)	(783)	(301)	6,259	(40,794)
Gain (loss) on disposal of discontinued operations	1,204	—	(12,106)	—	—

Net loss before accounting change	(7,811)	(11,389)	(29,318)	(1,461)	(57,687)
Cumulative effect of accounting change:
Continuing operations(1)	—	—	(14,762)	—	—
Discontinued operations(1)	—	—	(11,353)	—	—

Net loss	(7,811)	(11,389)	(55,433)	(1,461)	(57,687)
Dividend requirements on preferred stock	(34)	(115)	(117)	(117)	(117)

Net loss allocable to common stockholders	$(7,845)	$(11,504)	$(55,550)	$(1,578)	$(57,804)

Basic and Diluted loss per share:
Continuing operations	$(0.60)	$(0.76)	$(2.26)	$(0.64)	$(1.46)

Net loss per share	$(0.54)	$(0.81)	$(3.95)	$(0.13)	$(4.95)

Number of common shares used in computations:	14,486	14,121	14,047	12,183	11,686
Balance sheet data:
Working capital	$4,157	$9,286	$17,716	$27,813	$23,649
Total assets	12,205	25,836	50,616	122,317	143,497
Debt	—	—	6,600	21,612	35,419
Stockholders’ equity	8,900	16,300	27,434	78,773	77,248

(1)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. No amortization for goodwill was recorded in 2002, 2003 or 2004.

(2)	There were significant restructuring activities in each year presented. The following table summarizes the charges included in losses from continuing operations resulting from these activities (see Note 3 to the consolidated financial statements: Restructuring Activity), (in thousands):

	2004	2003	2002	2001	2000

Cost of sales	$—	$—	$—	$—	$1,314
General and Administrative	1,243	96	4,293	(47)	2,994
Asset impairment charges	—	—	2,973	—	4,228
Loss on disposal of fixed assets	502	—	—	—	—
Loss on sale of investments	—	—	—	—	637
Other expenses	—	—	—	—	600

	$1,745	$96	$7,266	$(47)	$9,773

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      The consolidated financial statements include the Company’s accounts and its consolidated subsidiaries. The Company is organized into a single selling segment, which are supported by administrative functions such as accounting, human resources, legal and computer support services (the “Corporate Staff”). All significant inter-company balances and transactions among subsidiaries and divisions have been eliminated in consolidation.
      Product sales are recorded when goods are shipped to the customer. Most sales made to domestic customers are on net 30-day terms after a credit review is performed to establish creditworthiness and to determine an appropriate credit limit. International sales are made under varying terms depending upon the creditworthiness of the customer and include the use of letters of credit, payment in advance of shipment and open trade terms. Revenue is deferred when collection is determined not to be probable.
      Cost of sales for most of the Company’s products includes the cost of the product shipped plus customs duty and other costs associated with delivery from foreign contract manufacturers or from domestic suppliers.
      Operating expenses include selling, general and administrative expenses, as well as depreciation. Selling, general and administrative costs include salaries, commissions and related benefits, telephone, advertising, printing, product literature, sales promotion, legal, audit and other professional fees, supplies, engineering and travel.
Application of Critical Accounting Policies and Estimates
      Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally acceptable in the United States of America. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates in the preparation of financial statements, actual results could differ from those estimates.
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

Allowance for Doubtful Accounts
      The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. To estimate this allowance, the Company analyzes the composition of its accounts receivable, historical bad debts, customer concentrations, customer creditworthiness and current economic trends. If the financial condition of the Company’s customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required.

Warranty Reserves
      The Company maintains warranty reserves for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures.

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

Long-lived Assets
      Whenever certain events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable, an evaluation is performed. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in the Company’s market value or significant reductions in projected future cash flows. In assessing the recoverability of long-lived assets, the carrying value is compared to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, then the net book values of such assets are written down based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows, which includes estimating long-term forecasts of the amounts and timing of overall market growth, utilization of assets, discount rate and terminal growth rates. Differences between the Company’s estimates and actual results would change the calculation of discounting future cash flows, which could require an impairment charge.

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

Fair Value of Financial Instruments
      The estimated fair value of financial instruments has been determined using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market sale.
      The fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their fair value based on the short maturities of these instruments.

Reclassifications
      Prior year balances have been reclassified to conform with current year presentation due to divestitures that have been reclassified as Discontinued Operations.
Results of Operations
      The Company’s financial statements have been restated to report the Company’s CCTV, SecurityandMore, IVS and Swiss businesses as discontinued operations (see note 2 to the Company’s Consolidated Financial Statements for additional detail).
      The following table contains information regarding the percentage of net sales for the years ended December 31, 2004, 2003, and 2002 and the percentage changes in these income and expense items from year to year:

	Percentage of Net Sales
				Percentage
				Increase (Decrease)
	Years Ended December 31,			Between Periods

				2004 vs.	2003 vs.
	2004	2003	2002	2003	2002

Net Sales	100.0%	100.0%	100.0%	(12.3)%	(16.9)%
Cost of sales	55.8%	59.9%	68.6%	(18.3)%	(27.5)%
Gross profit	44.2%	40.1%	31.4%	(3.5)%	6.1%
Operating expenses:
Selling, general and administrative	97.4%	89.3%	79.9%	(4.4)%	(7.1)%
Asset and goodwill impairment	0.0%	4.0%	17.1%	(100.0)%	(80.5)%
Depreciation and amortization	7.0%	11.2%	9.5%	(45.6)%	(1.8)%
Operating loss	(60.1)%	(64.4)%	(75.0)%	(18.1)%	(28.74)%
Other income (expense)	(0.6)%	(0.9)%	(11.5)%	(41.5)%	(93.4)%
Loss before taxes, discontinued operations and cumulative effect of accounting change	(60.8)%	(65.3)%	(86.5)%	(18.4)%	(37.3)%
Income taxes	0.0%	0.0%	0.0%	0.0%	0.0%
Loss from continuing operations	(60.8)%	(65.3)%	(86.5)%	(18.4)%	(37.3)%
Income (Loss) from discontinued operations	5.9%	(4.8)%	(63.4)%	207.7%	(93.7)%
Cumulative effect of accounting change	0.0%	0.0%	(133.5)%	0.0%	(100.0)%
Net loss	(54.8)%	(70.1)%	(283.4)%	(31.4)%	(79.5)%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      For the year ended December 31, 2004, net sales were $14.2 million, a decrease of $2.0 million or 12% from 2003.

      The MDI business had a decrease of $0.9 million in sales, attributed to delayed product releases during the year to allow additional time for field testing of new technologies.
      Royalty revenues from the MVP business were $0.5 million less in 2004. Additionally, mobile video products sales decreased by $0.3 million in 2004. The decline in royalty payments resulted primarily from reduced sales of products using our patent rights by licensees during 2004. MVP’s sales reduction was due to reduced sales opportunities available in the Division’s market.
      Gross profit decreased $0.2 million during 2004 due to the lower sales volume, but gross profit increased to 44.2% versus 40.1% in 2003. The improvement was due to a favorable move to integrated systems sales which include higher margin software and services.
      Selling, general and administrative expenses (“SG&A”) were $13.9 million of 2004, a decrease of $0.6 million (4%) over the same period in 2003. The decrease was primarily related to consolidation and restructuring of the Company during 2004. During the second quarter of 2004, the Company closed the MDI mixed-use facility in Rancho Cucamonga, California and the MDI engineering group moved to smaller office space in Ontario, California. During the third quarter of 2004 the Company closed its headquarters facility in Lewisville, Texas and relocated to a office and warehouse facility in San Antonio, Texas. The Company has also consolidated its ABM Data Systems business and its Fairfax, VA operations into the San Antonio facility.
      During 2004, the Company recorded $948 thousand for severance, $220 thousand in relocation related expenses and $75 thousand for lease settlement costs related to the consolidation efforts.
      There were no goodwill impairment charges in 2004, compared with $650 thousand in 2003 related to the central station alarm management unit.
      Depreciation and amortization expenses were $1.0 million in 2004, a decrease of $0.8 million from 2003. The decrease was primarily due to less building depreciation and the write-off of the SAP software cost upon conversion to a new system in the fourth quarter of 2003.
      Other expenses in 2004 were $0.1 million, compared with other expenses $0.1 million in 2003.
      Discontinued operations had a loss of $0.4 million in 2004, primarily due to losses from the Switzerland entity and continued cost of liquidating foreign entities. Discontinued operations had a loss of $0.8 million in 2003, due to a $1.1 million goodwill impairment of the Switzerland business offset by $0.3 million of income generated from the divested DSG segment.
      The gain on disposal of discontinued operations in 2004 was $1.2 million, which resulted from a net gain from the Mace Asset Sale of $1.4 million and a $0.2 million loss from the Switzerland management buyout and other related disposals.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      For the year ended December 31, 2003, net sales were $16.2 million, a decrease of $3.3 million or 17% from 2002.
      MDI products had a $2.2 million decrease in sales in 2003 compared to 2002. The decrease primarily resulted from lower sales of video products as part of access control projects. Though the Company retained the video part of the access control business after the Honeywell Asset Sale, Honeywell has increasingly supplied video components directly to the integrators who purchase access control products from the Company.
      Revenues from the Company’s central station alarm management products were $0.4 million less year on year, a decrease of 32% for that unit.
      MVPtm royalty and product sales also experienced a sales decrease of $1.1 million (46%) due to product transition, as the public transit business shifts toward digital solutions.
      Gross profit margin improved to 40.1% in 2003, versus 31.4% in 2002. The improvement was due to more a favorable product mix towards integrated systems, as well as increased high-margin royalty revenues.

      Selling, general and administrative expenses were $14.5 million in 2003, compared to $15.6 million in 2002, a decrease of $1.1 million, or 7%, over 2002. The decrease was primarily due to less employee separation and severance expenses for former executives compared to 2002.
      Goodwill and asset impairment charges were $0.7 million in 2003, compared to $3.3 million in 2002. The 2003 charges included goodwill impairments related to the central station alarm management unit. The 2002 charges included a $2.7 million write-down of the Company’s SAP enterprise software system and a $0.6 million impairment of goodwill related to the central station alarm management unit.
      Depreciation and amortization expenses were $1.8 million in 2003, a decrease of $0.1 million from 2002. The decrease was due to a smaller asset base, particularly in the SAP software cost.
      Other expense in 2003 was $0.1 million, compared with $2.2 million in 2002. The 2002 expense included $2.8 million in interest expense. The Company paid off its bank debts at the end of 2002 with proceeds from the Honeywell Asset Sale.
      Discontinued operations had a loss of $0.8 million in 2003, reflecting the increase of the purchase price and the costs of the dissolution process of international entities, the business content of which, with the exception of Switzerland, was sold to Honeywell in the Honeywell Asset Sale. The loss was compared to a $12.4 million loss in 2002, as the discontinued operations have tapered off in 2003. The 2002 discontinued operations loss was due to professional fees on the Honeywell Asset Sale of $2.7 million, $2.2 million in realized accumulated currency losses, other expenses of $1.6 million caused by the transaction, $0.3 million in operating losses and a $5.6 million net loss from the asset sale.
Financial condition, liquidity and capital resources
      At the end of 2004, the Company had $3.4 million in cash and cash equivalents, down from $6.3 million in at the end of 2003. The decrease was mainly due to the settlement of accrued liabilities as well as the on-going operating losses.
      Cash provided by investing activities was $6.6 million in 2004. The cash was primarily generated by the Mace Asset Sale and the sale of marketable securities.
      For 2005, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that it should have enough liquidity to satisfy its liquidity requirements for at least the next 12 months. The Company also plans to continue consolidation and the rationalization of operating expenses in conjunction with operational and financial performance.
Contractual obligations and commitments
      The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2004 in thousands;

	Total	2005	2006	2007	2008	2009

Contractual obligations and commitments:
Operating leases	$2,704	$592	$519	$536	$544	$513
Royalty obligations	82	82	—	—	—	—
Severance obligations	97	97	—	—	—	—

	$2,883	$771	$519	$536	$544	$513

      The Company’s significant operating leases include facilities and office equipment. Monthly payments for the Company’s two facilities total approximately $42 thousand.

Factors Affecting the Company’s Future Results or the Price of the Company’s Stock.
      Set forth below and elsewhere in this report and other documents the Company files with the SEC, are risks and uncertainties that could cause the Company’s results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements that the Company makes.

The Company may not be profitable in the future
      The Company has suffered losses in each of the last five years. The Company has consolidated and reduced expenses during 2004 to reflect the smaller size of the Company following the Mace and Honeywell Asset sales. The Company continues to have significant fixed costs that are required to support the installed customer base and maintain a public company status. Should the Company not achieve revenue growth, the Company may incur significant operating expenses to further reduce the size of the infrastructure and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

Should the Company need additional capital, the Company may have difficulty in raising the capital.
      The Company does not have a line of credit or other loan facility in place, and the Company’s working capital consists of cash reserves. The Company is investigating raising capital to continue to implement the Company’s business plan and to grow the business. The Company can not assure that it will be able to raise additional capital.

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
      The demand for the Company’s products can change quickly and in ways the Company may not anticipate because the Company’s industry is generally characterized by:

•	rapid and sometimes disruptive technological developments;

•	evolving industry standards;

•	changes in customer requirements;

•	limited ability to accurately forecast future customer orders; and

•	frequent new product introductions and enhancements.

The Company may not be able to attract, hire and retain qualified personnel.
      The loss of the services of any key personnel or the Company’s inability to hire new personnel with the requisite management, sales, engineering, and/or financial skills could restrict the Company’s ability to develop new products, enhance existing products in a timely manner, sell products to its customers or effectively manage the Company’s operations.

The Common Stock may be de-listed from NASDAQ if the stock price does not meet NASDAQ’s continued listing standards.
      On November 11, 2004, the Company received a NASDAQ Stock Market letter notifying the Company that for the last 30 consecutive business days, the Company’s common stock bid price had closed under the minimum $1.00 per share requirement for continued inclusion. The letter provides the Company 180 calendar days, or until May 10, 2005, to regain compliance. Compliance is regained by the Company maintaining a common stock closing bid price of $1.00 or more for a minimum of ten consecutive business days. If the deficiency is not cured within 180 calendar days, NASDAQ could begin delisting proceedings. Those proceedings could lead to the Common Stock no longer trading on the NASDAQ National Market. After the

Company’s common stock shares have traded above $1.00 per share for those ten days, NASDAQ will notify the Company that it has regained compliance. Delisting from NASDAQ could result in a reduction in the liquidity of any investment in the Common Stock and have an adverse effect on its trading price. Delisting could also reduce the ability of holders of the Common Stock to purchase or sell shares as quickly and inexpensively as they have done historically. A press release and Form 8-K SEC filing were issued detailing the NASDAQ notification event. At March 18, 2005, the Company remained in non-compliance of the minimum share price rule.

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
      The Company has sometimes received notices from others claiming that the Company infringes their patent and intellectual property rights, and the Company has been involved in litigation on patent and intellectual property rights (see Note 9 of the Notes to Consolidated Financial Statements). Companies are more frequently seeking patent protection because of developments in the law that may extend the ability to obtain such patents. As a result, the Company expects to receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

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
      The Company is exposed to minimal market risk issues. Exposure to these risks is managed through regular operating and financing activities.
Foreign Exchange
      Changes in the foreign currency rates are not expected to have a material adverse effect on the Company’s future consolidated financial position or results of operations. With the divestiture of the Company’s business in Switzerland in November 2004, the Company no longer maintains any active foreign-based operations.
Interest Rates
      The Company had no debt as of December 31, 2004.
      An interest rate swap agreement with Bank One remained in effect through February 15, 2004. The Company paid $52,000 on February 17, 2004 for the final settlement of the interest rate swap contract. The final settlement was fully accrued for at December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
MDI, Inc.
      We have audited the accompanying consolidated balance sheets of MDI, Inc. (formerly American Building Control, Inc.) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP
Dallas, Texas
March 18, 2005

MDI, INC. AND SUBSIDIARIES
(Formerly American Building Control, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$3,368	$6,307
Marketable securities	—	1,499
Trade accounts receivable, net	3,249	1,877
Inventories	742	1,686
Receivable from Honeywell International, Inc.	—	1,800
Prepaid expenses and other current assets	103	668
Assets of discontinued operations	—	5,795

Total current assets	$7,462	$19,632
Property and Equipment, net	$1,336	$2,643
Other Assets:
Goodwill	2,792	2,792
Other intangible assets	42	49
Other assets	573	720

Total assets	$12,205	$25,836

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,019	$1,296
Accrued expenses	521	1,394
Deferred legal settlement	388	—
Accrued compensation	971	1,396
Accrued royalties	82	255
Other current liabilities	106	641
Deferred revenue	218	494
Liabilities of discontinued operations	—	3,938

Total current liabilities	$3,305	$9,414
Long-Term Liabilities
Accrued royalties	$—	$93
Severance obligations	—	29

Total long-term liabilities	$—	$122
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized, issued and outstanding	$977	$977
Common stock, $.01 par value; 50,000,000 shares authorized; 18,105,953 and 17,644,953 shares issued at December 31, 2004 and December 31, 2003, respectively	181	176
Additional paid-in-capital	163,146	162,618
Accumulated deficit	(116,703)	(108,858)
Accumulated other comprehensive income	—	88
Treasury stock, at cost (3,488,350 common shares at December 31, 2004 and 2003)	(38,701)	(38,701)

Total stockholders’ equity	8,900	16,300

Total liabilities and stockholders’ equity	$12,205	$25,836

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. AND SUBSIDIARIES
(Formerly American Building Control, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 31,

	2004	2003	2002

	(In thousands, except share and per share data)
Net sales	$14,245	$16,248	$19,558
Cost of sales (exclusive of depreciation shown separately below)	7,953	9,728	13,410

Gross profit	6,292	6,520	6,148
Other operating costs:
Selling, general and administrative	13,869	14,507	15,619
Asset and goodwill impairment	—	650	3,338
Depreciation and amortization	990	1,821	1,854

	14,859	16,978	20,811

Operating loss	$(8,567)	$(10,458)	$(14,663)
Other income (expense):
Interest expense	(1)	(544)	(2,854)
Interest income	54	292	80
Loss on sale of fixed assets	(502)	(79)	—
Foreign exchange losses	—	(40)	—
Other, net	362	223	526

	(87)	(148)	(2,248)

Loss before income taxes, discontinued operations and cumulative effect of accounting change	$(8,654)	$(10,606)	$(16,911)
Income taxes	$—	$—	$—

Loss from continuing operations	$(8,654)	$(10,606)	$(16,911)
Loss from discontinued operations	(361)	(783)	(301)
Gain (loss) on disposal of discontinued operations	1,204	—	(12,106)

Loss before cumulative effect of accounting change	$(7,811)	$(11,389)	$(29,318)
Cumulative effect of accounting change:
Cumulative effect of accounting change — continuing operations	—	—	(14,762)
Cumulative effect of accounting change — discontinued operations	—	—	(11,353)

Net loss	$(7,811)	$(11,389)	$(55,433)
Dividend requirements on preferred stock	(34)	(115)	(117)

Net loss allocable to common stockholders	$(7,845)	$(11,504)	$(55,550)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.60)	$(0.76)	$(1.21)
Discontinued operations	0.06	(0.05)	(0.88)
Cumulative effect of accounting change — continuing operations	—	—	(1.05)
Cumulative effect of accounting change — discontinued operations	—	—	(0.81)

Basic and diluted loss per share	$(0.54)	$(0.81)	$(3.95)

Number of common shares used in computations:	14,486,103	14,121,463	14,046,588
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. AND SUBSIDIARIES
(Formerly American Building Control, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
							Other
	Preferred Stock		Common Stock		Additional		Comprehensive	Treasury Stock
					Paid-In	Accumulated	Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Shares	Amount	Total

	(In thousands, except share data)
Balance, January 1, 2002	195,351	$977	17,494,238	$175	$162,269	$(41,804)	$(4,161)	3,470,150	$(38,683)	$78,773

Net loss						(55,433)				(55,433)
Other comprehensive loss:
Foreign currency translation adjustment							2,032			2,032
Reclassification (Note 2)							2,179			2,179

Total										(51,222)

Preferred stock dividends						(117)				(117)

Balance, December 31, 2002	195,351	$977	17,494,238	$175	$162,269	$(97,354)	$50	3,470,150	$(38,683)	$27,434

Net loss						(11,389)				(11,389)
Other comprehensive loss:
Foreign currency translation adjustment							74			74
Unrealized loss on investments held for sale, net of tax							(36)			(36)

Total										(11,351)

Repurchase of treasury stock								18,200	(18)	(18)
Exercise of stock options and warrants			150,715	1	145					146
Stock compensation expense					204					204
Preferred stock dividends						(115)				(115)

Balance, December 31, 2003	195,351	$977	17,644,953	$176	$162,618	$(108,858)	$88	3,488,350	$(38,701)	$16,300

Net loss						(7,811)				(7,811)
Other comprehensive loss:
Realized foreign currency translation adjustment							(124)			(124)
Realized loss on investments held for sale, net of tax							36			36

Total										(7,899)

Exercise of stock options and warrants			461,000	5	528					533
Preferred stock dividends						(34)				(34)

Balance, December 31, 2004	195,351	$977	18,105,953	$181	$163,146	$(116,703)	$—	3,488,350	$(38,701)	$8,900

The accompanying notes are an integral part of these consolidated financial statement.

MDI, INC. AND SUBSIDIARIES
(Formerly American Building Control, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Operating Activities:
Net loss	$(7,811)	$(11,389)	$(55,433)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Cumulative effect of accounting change	—	—	26,115
Loss on sale of fixed assets	502	103	—
Loss on sale of investments	55	79	—
Loss (gain) on sale of business	(1,204)	—	5,636
Stock based compensation	—	349	—
Write down of supply agreement and non-compete deferred income	(408)	(1,119)	—
Realized foreign currency translation losses	(86)	66	2,179
Depreciation and amortization	991	2,331	3,850
Provision for losses on accounts receivable	211	330	74
Deferred income taxes	—	—	6,309
Asset and goodwill impairment	—	1,711	4,095
Other non-cash expenses	—	—	551
Mark-to-market interest rate swap	52	188	(46)
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(1,385)	1,213	841
Inventories	1,841	(442)	920
Prepaid and other current assets	2,631	3,883	1,438
Trade accounts payable	(1,641)	(601)	1,412
Accrued and other current liabilities	(3,777)	(5,174)	4,530

Net cash provided by (used in) operating activities	(10,029)	(8,472)	2,471

Investing Activities:
Purchases of property and equipment	(38)	(1,083)	(490)
Software development costs	(183)	(182)	(495)
Proceeds from the sale of property and equipment	30	1,608	40
Proceeds from sale of businesses	5,340	—	28,389
Proceeds from redemption of marketable securities	1,444	5,187	—
Purchases of marketable securities	—	(6,801)	—
Earn out payments on prior acquisitions	—	(223)	(1,123)

Net cash provided by (used in) investing activities	6,593	(1,494)	26,321

Financing Activities:
Net repayments on revolving line of credit	$—	$—	$(15,012)
Repayments on other debt	—	—	(809)
Issuance of common stock	533	—	—
Purchase of treasury stock	—	(18)	—
Payment of preferred stock dividends	(34)	(115)	(117)

Net cash provided by (used in) financing activities	499	(133)	(15,938)

Net increase (decrease) in cash and cash equivalents	(2,937)	(10,099)	12,854
Effect of exchange rate changes on cash	(2)	(30)	282
Cash and cash equivalents, beginning of period	$6,307	$16,436	$3,300

Cash and cash equivalents, end of period	$3,368	$6,307	$16,436

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$1	$1,869

Income taxes	$—	$—	$46

The accompanying notes are an integral part of these consolidated financial statements.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Principles of Consolidation
      The consolidated financial statements include the accounts of MDI, Inc. (formerly known as American Building Control, Inc.), a Delaware corporation, and its wholly-owned subsidiaries. These companies are collectively referred to as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation
      On December 20, 2002, the Company sold its CCTV Business to Honeywell for $36 million, subject to post-closing adjustments plus the transfer of certain liabilities. On July 1, 2004, the Company sold its consumer/retail (SecurityandMore) and Industrial Vision Source (IVS) businesses to Mace Security International, Inc. for $5.6 million. On November 17, 2004, the Company sold its Swiss Business to the local management team for a nominal amount in order to mitigate future operating losses. The financial statements for all periods present the divested businesses as discontinued operations.

Nature of Operations
      Prior to the divestiture to Mace Security, the Company had two operating segments: the Professional Security Group (“PSG”), whose primary focus is access control and alarm management products, and the Diversified Sales Group (“DSG”), which markets products to the consumer/do-it-yourself business as well as its industrial video businesses. A third segment, Corporate, provides human resources, legal, financial, information technologies, accounting and reporting functions for the entire business.
      Following the Honeywell Asset Sale in December of 2002, and subsequent DSG segment divesture to MACE Security in July of 2004, the Company, which consolidated operations into a new headquarters facility in San Antonio, Texas, is focused on designing, marketing, selling and servicing security products for use in industrial, governmental and other surveillance markets worldwide. The Company has a facility dedicated to development engineering activities in Ontario, CA.

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

Fair Value of Financial Instruments
      The fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their fair value based on the short maturities of these instruments.

Cash and Cash Equivalents
      The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 the Company had no cash balances in foreign bank accounts as compared with a balance of $0.2 million at December 31, 2003.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Trade Accounts Receivable
      The Company estimates the collectibility of its trade accounts receivable. In order to assess the collectibility of these receivables, the Company monitors the current creditworthiness of each customer and analyzes the balances aged beyond the customer’s credit terms. These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy. The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received. Trade accounts receivable are reserved when it is probable that the balance will not be collected.

Inventories
      Inventories are comprised primarily of finished goods stated at the lower of cost (first-in, first out) or market through the use of an inventory valuation allowance. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.
      The table below shows the roll forward of inventory provisions for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Beginning balance	$372	$182	$100
Charged to expense	45	203	95
Usage	(126)	(13)	(14)

Closing balance	$291	$372	$182

Property and Equipment
      Property and equipment, when acquired, are recorded at cost and depreciated using the straight-line method over estimated useful lives or, in the case of leasehold improvements, over the term of the lease, if shorter.

Engineering and Software Development Expenses
      The Company capitalizes software development costs. These represent the costs incurred from the time technological feasibility is established until the software is ready for use in the Company’s products. Engineering and development costs related to software development are expensed as incurred. The capitalized costs relate to software that will become an integral part of the Company’s revenue producing products and are amortized over an estimated useful life of three to five years in relation to the expected revenues of each product. Software development costs are regularly reviewed for impairment, and a loss is recognized when the net realizable value falls below the unamortized cost. Engineering and development expenses were $2.0 million, $1.3 million and $1.6 million for the years ended December 31, 2004, 2003, and 2002, respectively.

Internal Use Software
      The Company capitalizes external direct costs of materials and services, internal payroll and related payroll costs and other qualifying costs incurred with developing or obtaining internal software. These costs are amortized over three to eight years.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

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

Goodwill
      The Company accounts for its goodwill and intangible assets using SFAS No. 142, Goodwill and Intangible Assets. In performing its impairment analysis, the Company completes a two step process to determine the amount of any impairment as of December 31st of each year. The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if an impairment may exist. The second step involves comparison of the fair value of the goodwill to the carrying value of the goodwill. Any excess of the carrying value over the fair value is recorded as an impairment charge. In calculating an impairment charge, the fair value of a reporting unit is estimated using discounted cash flow methodology.

Income Taxes
      The Company utilizes the asset and liability approach for financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. These amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are recognized when it becomes more likely than not that the asset will be realized. A valuation allowance is provided for net assets not expected to be realized.

Revenue Recognition
      Revenue for product sales and services is recognized when a firm sales agreement is in place, the price is fixed and determinable, delivery has occurred or services have been rendered and collectibility is probable. Revenues from royalties are recognized as earned, based upon the shipment of products covered by license agreements, and collectibility is probable. Revenue from the sale of contract software maintenance service is recognized over the one-year term of the agreement.

Warranty Reserves
      Reserves are provided for estimated warranty costs when revenue is recognized. The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures. Specific warranty accruals may be made if unforeseen technical problems arise. If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The table below shows the roll forward of warranty expense for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Beginning balance	$72	$69	$211
Charged to expense	14	5	8
Usage	(6)	(2)	(150)

Closing balance	$80	$72	$69

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss
      Comprehensive income (loss) presented in the statement of stockholders’ equity consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on investments held for sale.

Advertising
      The Company recognizes advertising expenses as incurred. The Company’s advertising expense was $50 thousand, $96 thousand and $33 thousand for 2004, 2003 and 2002 respectively.

Earnings Per Share
      The Company computes basic income (loss) per share based on the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share includes the number of additional shares of Common Stock that would have been outstanding if the potential dilutive effect of the conversion of stock options, convertible preferred stock and the exercise of outstanding warrants had been included. For the years ended December 31, 2004, 2003 and 2002, respectively, all stock options, preferred shares or warrants were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

Marketable Securities
      At December 31, 2003, all of the Company’s investments were designated as held for sale. Securities available for sale are reported at fair value, with unrealized gains and losses, net of tax, excluded from earnings and reported as a separate component of stockholders’ equity. Realized gains and losses on securities available for sale are reported as income in the period of sale. Marketable securities at December 31, 2003 had a balance of $1.5 million and consisted of callable government securities from the Federal Home Loan Bank (“FHLB”), the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FRMC”).
      During the year ended December 31, 2004, all remaining securities were either called or sold. The Company did not own any marketable securities at December 31, 2004.

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

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
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

	2004	2003	2002

Loss from continuing operations before cumulative effect of accounting change allocable to common stockholders:
As reported	$(8,687)	$(10,721)	$(17,028)
Deduct: Total stock-based compensation under fair value based method for all awards	(1,456)	(297)	(2,541)

Pro forma	$(10,143)	$(11,018)	$(19,569)
Basic and diluted loss per share from continuing operations before cumulative effect of accounting change:
As reported	$(0.60)	$(0.76)	$(1.21)
Pro forma	$(0.70)	$(0.78)	$(1.39)
      The fair value of these options for all periods presented was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 85 to 91 percent; risk-free interest rates ranging from 3.2 to 4.4 percent; no dividend yield; and expected lives of one to seven years.
      The weighted average fair value per share of options granted for 2004, 2003 and 2002 was $1.32, $0.88, and $1.04.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment (Revised 2004)” (SFAS 123R) requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost is to be measured based on the fair value of the equity or liability instruments issued. SFAS 123R is effective as of the first interim or annual reporting period beginning after December 15, 2005 for small business issuers. For transition, upon adoption on January 1, 2006, SFAS 123R will require the Company to expense the unvested portion of options granted in prior years over the remaining vesting period. The Company currently anticipates that the adoption of SFAS 123R will reduce 2006 earnings by $0.5 million.

Note 2:	Discontinued Operations
      On September 29, 2004, the Company tentatively approved a management buyout of its Switzerland based business unit in order to avoid continuing losses within the division, subject to normal closing activities. The Company also decided that, should the management buyout not be consummated during the fourth quarter, that operations in Switzerland will be discontinued prior to the end of the year. On November 17, 2004, the management buyout was concluded. The Company realized a loss from the sale transaction of $133 thousand in 2004. The Company realized a gain from foreign currency translation of $124 thousand related to the Swiss business in 2004. The Switzerland business unit performance is presented as a component of discontinued operations for all periods.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source distribution businesses to Mace Security International, Inc. (“Mace”). The total consideration paid in the Acquisition consisted of cash in the amount of $5.6 million paid upon closing. The Company realized a gain from the sale transaction of $1.3 million in 2004. The SecurityandMore and Industrial Vision Source businesses are presented as discontinued operations for all periods.
      On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”) for $36 million, subject to post-closing adjustments, plus the transfer of certain liabilities (“Honeywell Asset Sale”). The final settlements related to the CCTV business are included in discontinued operations.
      As a result of the sale of the CCTV business to Honeywell, most of the Company’s international entities no longer have any business activities and are in the process of liquidation. During the liquidation process, certain claims have been made against the Company’s French, Belgian and German entities. At the end of December 2004 an accrual of $25 thousand remained for the unsettled claims.
      Following is a summary of the net gain (loss) from the sale transactions:

	2004	2002

Gross proceeds	$5.6	$36.0
Less adjustments:
Deferred income	—	(2.3)
Lectroalarm settlement	—	(2.2)

Net proceeds received	$5.6	$31.5
Net asset value for sold businesses	(3.4)	(32.2)
Goodwill	(0.7)	(5.1)
Realized foreign currency translation	—	(2.1)
Professional fees and transaction costs	(0.3)	(4.2)

Net gain (loss) on sale of business	$1.2	$(12.1)

      The CCTV and Switzerland businesses were included in the PSG segment. The SecurityandMore and Industrial Vision Source businesses were included in the former DSG segment.
      Following is a summary of the discontinued operations (in thousands):

	Twelve Months Ended December 31, 2004

			Total
	DSG	PSG	Discontinued
	Segment	Segment	Operations

Net Sales	$10,444	$661	$11,105
Gross Profit	2,337	269	2,606
Operating income (loss):	169	(687)	(518)
Income from discontinued operations	170	(531)	(361)

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Twelve Months Ended December 31, 2003

			Total
	DSG	PSG	Discontinued
	Segment	Segment	Operations

Net Sales	$21,473	$2,221	$23,694
Gross Profit	4,681	612	5,293
Operating income (loss):	959	(3,975)	(3,016)
Income (loss) from discontinued operations net of tax benefit of $(123)	951	(1,734)	(783)

	Twelve Months Ended December 31, 2002

			Total
	DSG	PSG	Discontinued
	Segment	Segment	Operations

Net Sales	$23,638	$97,798	$121,436
Gross Profit	5,835	34,144	39,979
Operating income (loss):	(1,660)	1,893	233
Income (loss) from discontinued operations net of tax expense of $327	(1,652)	1,351	(301)

Note 3:	Restructuring Activity
      The following tables illustrate the effects of restructuring activities (in thousands):

	Accrued as of	2004	Non-Cash	Amount	Accrued as of
	December 31,	Charge	Asset	Paid in	December 31,
	2003	(Credit)	Write Down	Cash	2004

United Kingdom lease	$330	$—	$—	$(330)	$—
Severance	700	948	—	(1,551)	97
Relocation costs	—	295	—	(162)	133
Lewisville headquarters disposal of assets	—	502	(502)	—	—

	$1,030	$1,745	$(502)	$(2,043)	$230

	Accrued as of	2003	Non-Cash	Amount	Accrued as of
	December 31,	Charge	Asset	Paid in	December 31,
	2002	(Credit)	Write Down	Cash	2003

Ohio plant closure severance	$175	$(66)	$—	$(109)	$—
United Kingdom lease	600	(90)	—	(180)	330
Zurich lease	228	(148)	—	(80)	—
Severance	1,249	400	—	(949)	700

	$2,252	$96	$—	$(1,318)	$1,030

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Accrued as of	2002	Non-Cash	Amount	Accrued as of
	December 31,	Charge	Asset	Paid in	December 31,
	2001	(Credit)	Write Down	Cash	2002

SAP impairment	$—	$2,718	$(2,718)	$—	$—
Technology license non-cash impairment	—	255	(255)	—	—
Ohio plant closure non-cash impairment	—	95	(95)	—	—
Ohio plant closure severance	—	570	—	(395)	175
United Kingdom lease	—	600	—	—	600
Zurich lease	—	228	—	—	228
Severance	—	2,800	—	(1,551)	1,249

	$—	$7,266	$(3,068)	$(1,946)	$2,252

      The losses (credits) were classified in statements of operations as follows (in thousands):

	2004	2003	2002

Cost of sales	$—	$—	$—
General and administrative	1,243	96	4,293
Asset impairment charges	—	—	2,973
Loss on sale of fixed assets	502	—	—

	$1,745	$96	$7,266

2004 Relocation and consolidation
      During 2004, the Company’s management and Board of Directors decided to reorganize and relocate the Company in order to more effectively concentrate on its core business areas and more efficiently develop advanced product lines. Therefore, the Company divested the DSG business group to MACE in June 2004 and its remaining foreign entities by November 2004. Additionally, Corporate operations were moved from Lewisville, TX to San Antonio, TX to help lower operating costs. The Company also decided to change from a Business Unit orientation to one more in line with its product areas. In association with the restructure, move and consolidation, certain costs were incurred related to those decisions. General and administrative expenses were recorded for $121,000 in moving expenses, $92,000 in relocation costs, $7,000 for hiring and training new employees and $948,000 in severance costs. Also, due to the relocation of the ABM product line from Austin, TX to San Antonio, the Company agreed to a settlement of $75,000 to terminate the Austin lease. As a result of the consolidation and relocation of offices in 2004, the Company also recorded $502,000 as a loss on the disposal of fixed assets.

Executive and Management Severance
      At the end of 2002, the Company decided to sever a number of executives including the past two CEOs (Mr. George Broady and Mr. Niklaus Zenger), the Chief Operating Officer, the Senior Vice-President of the domestic sales group and the Vice-President of Marketing and recorded severance charges of approximately $2.8 million. Mr. Broady’s severance, $1,210,000, will be paid out over a period of three years beginning in January 2003. Mr. Zenger’s severance of approximately $850,000 was paid in 2002. Severance of $321,000 for the former Senior Vice-President of the domestic sales group and severance for other management of $380,000 were paid in 2002. In June 2003, the Company recognized an additional $400,000 severance liability for seven employees of its corporate staff.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      In addition, Mr. Broady’s severance agreement obligated the Company to advance funds needed for the exercise of any stock options which remained outstanding to him upon the occurrence of a triggering event. On January 30, 2003 Mr. Broady gave notice of the intent to exercise options for 475,000 shares, at $1.42 (total $674,500) under the terms of his severance agreement. The note receivable to the Company has not been executed and the shares have not been delivered to Mr. Broady. Subsequently, Mr. Broady was employed as a special assistant to the CEO at the time, Mr. Tate, and paid 300,000 stock options and approximately $2,500 a month for salary.
      In January 2004, the Company reached final settlement agreements with several former executives and paid off their remaining severance in discounted terms. The Company also paid off its severance liability to Mr. Broady and severed all employment ties with Mr. Broady, who remains a stockholder of the Company. The settlements totaled approximately $0.7 million.
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
      Following the sale of the DSG business units and the subsequent consolidation of the Company, employees leaving the Company were paid severance. During the 2004, the Company incurred $948,000 and paid $851,000 in cash for all severance payments related to consolidation activities, including Mr. Mills, and Mr. Tate.
      At December 31, 2004, the remaining accrued severance was $97,000, all related to 2004 reorganization events

United Kingdom Lease
      In the Honeywell Asset Sale, Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom. During 2003, the Company was in discussion with the landlord for a possible settlement on the remaining lease commitment, which extends through 2011 but is terminable in 2006. In addition, the Company had listed the property for a sublease arrangement with a local Warrington Real Estate firm. At the end of 2002, the Company accrued $600,000 to cover the contractual liabilities for the balance of the term of the lease. At the end of 2003, approximately $330,000 was left on the balance sheet for the remaining lease obligation, after reducing the estimated cost of settlement by $90,000 due to the favorable progress in the settlement negotiations. During the first quarter of 2004, the Company reached a final settlement with the landlord. The final settlement was for $330,000 and was completely paid in June 2004.

SAP Impairment
      In connection with the Honeywell Asset Sale in 2002, the Company’s Board of Directors approved Management’s recommendation to replace SAP, the enterprise software for its domestic locations, with a new, more cost effective management reporting system. As the Company determined that it no longer had the infrastructure to support its continued investment in SAP. The annual costs to maintain SAP were approximately $760,000. During the fourth quarter of 2002, the Company recorded an impairment charge for

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
its corporate segment of $2.7 million to write-down the value of its investment in SAP to its estimated remaining value of $450,000.

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

Fourth Quarter 2000 Restructuring Costs
      During the fourth quarter of 2000, the Company, in conjunction with changes in key management personnel, made several changes in its strategic plan that resulted in significant expenses. Details of the 2000 accrued restructuring charges that remained in 2002 are as follows (in thousands):

	Accrued	2002	Amount	Accrued
	December 31,	Charge	Paid in	December 31,
	2001	(Credit)	Cash	2002

Employee severance and termination benefits	$177	$(116)	$(61)	$—
Leased facilities and other terminations costs	473	(167)	(306)	—

	$650	$(283)	$(367)	$—

      The losses (credits) were classified in statements of operations as follows (in thousands):

2002

Cost of sales	$—
General and administrative	(283)
Asset impairment charges	—
Foreign exchange losses	—

$(283)

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 4:	Trade Accounts Receivable
      Supplemental information on net trade accounts receivable (in thousands):

	Year Ended
	December 31,

	2004	2003

Gross trade accounts receivable	$3,523	$2,046
Less: allowance for doubtful accounts	(183)	(169)
Less: allowance for returns	(91)	—

	$3,249	$1,877

      Allowance for doubtful trade accounts (in thousands):

	Balance at			Balance at
	Beginning	Charged to	Deductions	End of
	of Period	Operations	from A/R	Period

Year ended December 31, 2004	$169	$114	$(9)	$274
Year ended December 31, 2003	69	104	(4)	169
Year ended December 31, 2002	21	52	(4)	69

Note 5:	Property and Equipment
      The components of property and equipment are as follows (in thousands):

		December 31,

	Useful Lives	2004	2003

Machinery and equipment	3-7 years	$525	$3,814
Furniture and fixtures	3-7 years	261	1,443
Software	3-8 years	3,681	3,696
Buildings and land	20-30 years	68	1,000

		4,535	9,953
Accumulated depreciation		(3,199)	(7,310)

		$1,336	$2,643

Note 6:	Income Taxes

The provision (benefit) for taxes consists of the following (in thousands):

Year Ended
December 31,

	2004	2003	2002

Federal
Current	$—	$—	$—
Deferred	—	—	—
State	—	—	—
Foreign	—	—	—

	$—	$—	$—

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Loss before provision (benefit) from taxes consists of the following (in thousands):

	Year Ended December 31,

	2004	2003	2002

United States	$(8,654)	$(7,292)	$(16,308)
Foreign	—	(3,314)	(603)

	$(8,654)	$(10,606)	$(16,911)

      The Company’s effective income tax rate differed from the U.S. Federal statutory rate as follows:

	Year Ended December 31,

	2004	2003	2002

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax effect	(3.0)	(3.3)	(4.8)
Goodwill amortization and impairment	—	—	—
Other non-deductible expenses	0.3	0.3	0.3
Adjust prior year receivable	—	—	(2.3)
Change in valuation allowance	162.0	46.4	44.6
Deferred Tax Asset not benefited	(132.2)	—	—
Other, net	6.9	(9.1)	(3.8)

	0.0%	0.0%	0.0%

      The deferred tax asset not benefited principally represents foreign net operating losses eliminated upon dissolution of the entities.
      The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Inventories	$116	$480
Accounts receivable	93	215
Accrued expenses	439	539
Net operating loss carry forwards	26,979	21,661
Goodwill amortization and impairment	—	4,401
Foreign deferred tax assets	—	11,543
Other, net	220	1,074

Gross deferred tax assets	$27,847	$39,913
Deferred tax liabilities:
Property and equipment	(66)	(160)
Goodwill amortization and impairment	(601)	—

Gross deferred tax liabilities	$(667)	$(160)
Valuation allowance	(27,180)	(39,753)

Net deferred tax asset	$—	$—

      At December 31, 2004, the Company had federal, state and foreign net operating loss carry forwards of approximately $66.3 million, $58.5 million and $51.3 million, respectively. Federal net operating loss carry forwards expire in 2021 to 2024. The state net operating loss carry forwards expire in 2005 to 2024.
      The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. As a result of the sale of the CCTV Business to Honeywell and an

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
evaluation in 2002 of the realizability of income tax benefits from future operations, the Company increased its valuation allowance to equal the net deferred tax asset. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carry forward periods (2005-2024) and is subject to change depending on tax laws in effect in years in which carry forwards are used.

Note 7:	Goodwill
      A summary of the changes in goodwill, by prior year segments, is as follows (in thousands)

	PSG	DSG	Total

Net carrying value at December 31, 2001	$19,098	$729	$19,827
Earn out payment on prior acquisitions	887	—	887
Cumulative effect of accounting change	(14,762)	—	(14,762)
Impairment losses	(620)	—	(620)

Net carrying value at December 31, 2002	$4,603	$729	$5,332
Settlement of earn out payment on prior acquisition	(100)	—	(100)
Impairment losses	(1,711)	—	(1,711)

Net carrying value at December 31, 2003	$2,792	$729	$3,521
Sale of business	—	(729)	(729)

Net carrying value at December 31, 2004	$2,792	$—	$2,792

      Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value. A reporting unit is an operating segment or one level below an operating segment referred to as a component. The Professional Security Group (“PSG”) segment had three reporting units: MDI Security Systems (“MDI”), MDI International (“MDI Switzerland”) and ABM Data Systems (“ABM”). The Diversified Sales Group (“DSG”) segment had three reporting units: the consumer/do-it-yourself business (“SecurityandMore”), Industrial Vision Source (“IVSTM”) and Mobile Video Products (“MVPTM”). There is also a reporting unit for the corporate segment.
      In performing its impairment analysis under SFAS No. 142, the Company completes a two step process to determine the amount of the impairment. The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if an impairment may exist. The second step involves comparison of the fair value of the goodwill to the carrying value of the goodwill. Any excess of the carrying value over the fair value is recorded as an impairment charge. In calculating an impairment charge, the fair value of a reporting unit is estimated using discounted cash flow methodology.
      The Company completed a transitional impairment analysis upon adopting SFAS No. 142 as of January 1, 2002. As a result, the Company recorded a non-cash charge of approximately $14.8 million in the U.S. MDI reporting unit to reduce the carrying value of its goodwill. This charge is reflected as a cumulative effect of an accounting change attributable to continuing operations. Additionally, the Company recorded a non-cash charge of approximately $11.3 million related to the CCTV business, which is reflected as a cumulative effect of an accounting change attributable to discontinued operations.
      In connection with the Company’s annual impairment analysis as of December 31, 2002, the fair value of the Company’s alarm monitoring reporting unit was concluded to be less than the carrying value. Accordingly, an impairment charge was recorded in the fourth quarter of 2002 of $620,000.
      As part of the impairment test as of December 31, 2003, the Company determined that an impairment charge was necessary for the MDI Switzerland reporting unit and the ABM reporting unit. The 2003 charges

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
included goodwill impairments of $1,061,000 related to MDI Switzerland, included as a component of discontinued operations, and $650,000 related to ABM.
      As part of the impairment test as of December 31, 2004, the Company determined that no impairment charge was necessary for the MDI reporting unit. The 2004 DSG goodwill write off was related to the Mace Asset Sale. Following the Mace Asset Sale, the Company has only one segment remaining, primarily consisting of the MDI reporting unit.

Note 8:	Other Intangible Assets
      Intangible assets consist of the following (in thousands):

		December 31, 2004
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value

Intangible assets subject to amortization
Patents and trademarks	17.1	$98	$(56)	$42

		$98	$(56)	$42

		December 31, 2003
	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value

Intangible assets subject to amortization
Patents and trademarks	17.1	$98	$(49)	$49
Loan origination and sale leaseback fees	3.0	549	(549)	—

		$647	$(598)	$49

      Amortization expense related to intangible assets subject to amortization was $7,000, $281,000, and $596,000 for the years ended December 31, 2004, 2003 and 2002, respectively. In December 2002, the Company wrote off its remaining unamortized loan origination fees of approximately $240,000 in connection with the payoff of its debt with Frost National Bank.
      The aggregate estimated future amortization expense for intangible assets as of December 31, 2004 is as follows (in thousands):

Years Ending December 31,	Amortization Exp.

2005	$7
2006	7
2007	7
2008	7
2009	7
Thereafter	7

Total	$42

Note 9:	Royalty Claim
      On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of $21,000 over the ensuing 24 months. At December 31, 2004 the Company has accrued for the remaining four payments totaling $82,000.

Note 10:	Financing Arrangements

Line of Credit
      As of the end of 2004, the Company does not have a line of credit or loan facility.
      The Company maintained a small credit facility in Switzerland with a balance less than $250,000 to fund the working capital needs of its Swiss business. This credit facility was assumed by the acquirers of the Swiss business management buyout in November, 2004.
      On April 22, 2002, the Company received funding from Frost National Bank on a three-year, $15.0 million credit facility (the “Frost Credit Facility”) at prime plus 0.75% and settled its indebtedness with all previous lenders. The Company used approximately $11.6 million in net proceeds from the Honeywell Asset Sale to retire the balance and cancel the Frost Credit Facility in December, 2002.

Interest Rate Swap
      The Company maintained an interest rate swap which was used to limit the effect of increases in interest rates on its prior debt instruments. The swap had a notional amount of $5.0 million and expired in February 2004. At December 31, 2003, the swap had a negative fair value of $52,000 and was included as a component of other current liabilities. In the first two months of 2004, the Company paid $52,000 for the final settlement of this interest rate swap contract.

Note 11:	Commitments and Contingencies

Operating Leases
      The Company leases office and warehouse space, as well as data processing and office equipment, under long-term, non-cancelable leases. Minimum future rental payments for all long-term non-cancelable operating leases are presented below (in thousands):

Years Ending December 31,

2005	$592
2006	519
2007	536
2008	544
2009	513
Thereafter	—

Total	$2,704

      Total rent expense was as follows (in thousands):

Years Ending December 31,

2004	$653
2003	$710
2002	$604

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Litigation
      In November 2003, a French court awarded the Company and its French subsidiary a 2.5 million Euro (approximately $3 million) judgment against a French company, Aasset Security, for unfair trade practices. Of this 2.5 million Euro, the court ordered Aasset Security to begin to pay 1 million Euro in monthly installments of 75,000 Euro. As of December 31, 2004, Aasset Security had paid the Company 307,000 Euros. As of March 18, 2005, Aasset Security has paid a total of 682,000 Euros. Pursuant to the terms of a 2001 agreement with French legal counsel, the case has been handled on a partial contingency basis. The contingency fee to be paid to outside counsel may be between 35% to 40% of the payments received, depending upon the timing of the receipts. It is the position of the Company that no fees will be paid under the contingency fee arrangement until there is a final, non-appealable award in favor of the Company and its French subsidiary. Aasset Security filed several appeals against the initial decision of the trial court, the latest one of which was heard by a French court in February 2005. The decision from this court is expected sometime in late April 2005. The Company will continue to pursue the collection of the balance of the 1 million Euros owed, though the timing of collection and Aasset Security’s ability to pay are not certain. Due to the degree of uncertainty of collection, no amounts have been included as income, and no legal expenses have been included in the 2004 financial statements. All cash receipts have been included in the Company’s cash balance, and a corresponding liability has been recorded as Deferred Legal Settlement in the financial statements pending legal resolution.

Note 12:	Stockholders’ Equity

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
      On December 19, 2003, the Company entered into a standstill agreement with Victoria and Eagle Strategic Fund (VESF), agreeing not to redeem the preferred shares for eighteen months and lowered the dividend rate to 200 basis points over one-year LIBOR (3.3%) for the effective period of the standstill agreement. In addition to owning all preferred shares, VESF held approximately 2 million shares of common stock of the Company as of December 31, 2004.

Warrants
      In connection with a personal guarantee given for the Company’s former headquarters facility financing, the Company’s Board of Directors granted warrants to Mr. Broady authorizing him to purchase 200,000 shares of the Company’s Common Stock at $1.64 per share. The market price on the date of grant was $1.43. The Company was also obligated to reimburse Mr. Broady for up to $70,000 of payroll and income taxes related to the warrants. These warrants were valued at $130,000, expired in January, 2005 and were amortized over the term of the related financing obligation. The fair value of these warrants was estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 84%, a risk-free interest rate of 3.0% and no dividend yield.
      On December 13, 2001, the Board of Directors granted Briarwood, the Company’s former landlord, warrants to purchase 100,000 shares of the Common Stock at an exercise price of $1.55 per share in

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
connection with the building and land financing. These warrants expire ten years from the grant date, were valued at $100,000 and were amortized over the term of the related financing obligation. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 81%, a risk free interest rate of 4.4% and no dividend yield. In August 2004, these warrants were terminated pursuant to a warrant termination agreement between the Company and Briarwood.

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

Stock Option Grant
      In April 2003, Mr. George Broady was re-instated as an assistant to the then Chief Executive Officer, and received a grant of 300,000 stock options at $0.90 per share. The options expire in ten years, if not exercised. These options vested immediately upon issuance and resulted in a $204,000 increase in additional paid-in capital and compensation expense in the second quarter of 2003.

Note 13:	Stock-Based Compensation

2002 Stock Incentive Plan
      On June 7, 2002, the Company’s stockholders voted to amend and replace the Company’s existing stock option plan with the 2002 Stock Incentive Plan (the “2002 Plan”). The purpose of the 2002 Plan is to allow the Company to provide more attractive equity incentives to retain existing employees, to attract prospective employees and to obtain the services of directors and consultants. The 2002 Plan covers 5,000,000 shares of Common Stock, an increase of 2,800,000 shares over the amount available under the previous Plan. To the extent that these options are exercised in the future, they will decrease the existing stockholders’ percentage equity ownership in the Company and will be dilutive to existing stockholders. The issuance and exercise of additional options could have the effect of diluting the earnings per share and book value per share of the outstanding Common Stock. At December 31, 2004, there were 2,457,852 shares available for grant under the 2002 Plan.

1997 Incentive Stock Option Plan
      The Company’s 1997 Incentive Stock Option Plan (the “1997 Plan”) covers options for up to 400,000 shares of Common Stock. Options under the 1997 Plan are awarded based on the Company’s ability to meet one or more definitive performance measurements for a fiscal year. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Options granted under the 1997 Plan are limited to 1% of the outstanding Common Stock. On December 31, 2004, there were 398,440 shares of Common Stock available for grant under the 1997 Plan.

Stock Option Grants
      Option prices are equal to the market price at the date of grant. Shares under grant generally become exercisable within three years after the date of grant and expire after ten years. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Information with respect to options outstanding and changes for each of the three years in the period ended December 31, is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,562,015	$1.52	1,642,541	$3.35	1,136,486	$4.69
Granted	1,976,500	1.32	1,154,000	1.12	867,915	1.34
Exercised	(461,000)	1.16	(8,215)	1.10	—	—
Forfeited	(1,006,142)	1.77	(1,226,311)	3.59	(361,860)	2.73

Outstanding at end of year	2,071,373	$1.30	1,562,015	$1.52	1,642,541	$3.35
Options exercisable at end of year	1,529,706	$1.29	588,015	$2.18	1,642,541	$3.35
      Additional information about stock options at December 31, 2004 is summarized as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted	Weighted	Weighted
		Average	Average	Average	Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.88 to $ 1.05	528,500	8.5 years	$0.94	528,500	$0.94
$1.06 to $ 1.30	184,333	8.8 years	1.23	69,333	1.24
$1.31 to $ 1.35	871,000	9.0 years	1.31	519,333	1.31
$1.36 to $ 1.50	338,900	9.5 years	1.44	338,900	1.44
$1.51 to $ 1.60	135,000	8.5 years	1.59	60,000	1.57
$6.19 to $17.13	13,640	4.2 years	8.91	13,640	8.91

	2,071,373	8.9 years	$1.30	1,529,706	$1.29

Note 14:	Concentration of Risks
      The Company’s revenues are concentrated around its integrated access control products and related services. Revenues from the access control systems were 92%, 86% and 83% in 2004, 2003 and 2002 respectively.
      Three of the Company’s customers BAE, Johnson Controls and Lockheed, all prime contractors of U.S. federal government projects, accounted for approximately 18%, 16% and 1% of revenue respectively in 2004, 3%, 8% and 6% of revenue respectively in 2003 and 1%, 7% and 16% of revenue respectively in 2002.
      A single contract manufacturer was the Company’s largest supplier of access control equipment in 2004, 2003 and 2002. Dell, Inc. is the largest supplier of computer products. Loss of any one of these suppliers could result in short-term supply problems and a possible loss in sales. The Company continuously seeks and evaluates potential vendors to bridge any supply chain disruptions that may occur in its business operations.

MDI, Inc. and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Note 15:	Related Party Transactions
      The Company had no related party transaction during 2004.
      The Company engaged the firm Neonova for $15,000, plus travel related expenses, to assess its network and telecommunication infrastructure. Neonova completed an assessment report in December 2003. Neonova is wholly owned subsidiary of Digitel. Bryan Tate, MDI’s previous CEO, was a majority owner and Chairman of Digitel.

Note 16:	Quarterly Operating Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004:
Net sales	$3,459	$3,265	$4,575	$2,946
Gross profit	1,352	1,481	2,352	1,107
Net loss	(2,792)	(2,408)	(809)	(1,836)
Net loss per share, basic:	$(0.19)	$(0.17)	$(0.06)	$(0.12)

Net loss per share, diluted:	$(0.19)	$(0.17)	$(0.06)	$(0.12)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2003:
Net sales	$3,846	$3,996	$5,345	$3,059
Gross profit	1,548	1,353	2,505	1,114
Net loss	(2,661)	(4,322)	(1,110)	(3,411)
Net loss per share, basic:	$(0.19)	$(0.31)	$(0.08)	$(0.23)

Net loss per share, diluted:	$(0.19)	$(0.31)	$(0.08)	$(0.23)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year ended December 31, 2004. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2004 to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
      During 2004, there were various changes in the Company’s internal controls associated with the implementation and conversion to a new accounting software system in the fourth quarter of 2003. The internal changes in processes, procedures and controls were made to strengthen the enforcement of accounting policies within operational areas of the Company, specifically those areas involved with revenue recognition and inventory control activities. Additional tools were also implemented to improve financial analysis and reporting.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements
      The following financial statements of MDI, Inc. are filed with this report and can be found at Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Financial Statement Schedules
      All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.
Reports on Form 8-K

Filing Date	Description

11/16/2004	On November 16, 2004, a report was filed furnishing the Registrant’s third quarter 2004 earnings. This report also indicated the Company’s receipt of a NASDAQ letter informing the Company its stock price had fallen below the $1.00 per share continued listing requirement and it was given 180 days to cure the default.

10/26/2004	On October 26, 2004, a report was filed announcing the Settlement and Release Agreement and Addendum to Purchase Agreement between the Registrant, Honeywell International, Inc. and David M. Blackshear.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

By:	/s/ J. Collier Sparks

J. Collier Sparks
Chief Executive Officer
Dated: March 30, 2005
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Carlo R. Loi Carlo R. Loi	Chairman of the Board	Dated: March 30, 2005

/s/ J. Collier Sparks J. Collier Sparks	Chief Executive Officer (Principal Executive Officer)	Dated: March 30, 2005

/s/ Jon D. Greenwood Jon D. Greenwood	Chief Financial Officer, Senior Vice-President and Treasurer (Principal Financial and Accounting Officer)	Dated: March 30, 2005

/s/ James Power James Power	Director	Dated: March 30, 2005

/s/ Lance Borvansky Lance Borvansky	Director	Dated: March 30, 2005

/s/ John C. Macaulay John C. Macaulay	Director	Dated: March 30, 2005

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of the Company, as amended to December 20, 2002 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2002)
3.2	Amendment to the Certificate of Incorporation of the Company dated September 22, 2004.(*)

3.3	By-Laws of the Company, as amended to June 7, 2002 (filed as Exhibit 3.7 to the Company’s Form 10-K for the year ended December 31, 2002)

3.4	Amendment of the By-Laws of the Company, dated April 22, 2004.(*)

4.1	Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891))

10.1	Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan, as of June 1, 2001 (filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001)(+)

10.2	Amendment No. 1 to the Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan effective as of December 4, 2001 (filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2001)(+)

10.3	Ultrak, Inc. 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1997)(+)

10.4	Ultrak, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s definitive proxy statement for the 2002 annual meeting of stockholders)(+)

10.5	Agreement, dated January 19, 2004, between the Company and Karen S. Austin. (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2003)(+)

10.6	Agreement, dated January 19, 2004, between the Company and Wendy Diddell. (filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2003)(+)

10.7	Full and Final Release of Claims, dated as of January 1, 2004, between the Company and George Broady. (filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2003)(+)

10.8	Agreement, dated February 2, 2004, between the Company and John Cannon. (filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2003)(+)

10.9	Warrant Agreement, dated January 14, 2002, between the Company and George K. Broady (filed as Exhibit 10.50 to the Company’s Form 10-K for the year ended December 31, 2001)

10.10	CCTV Products Supply Agreement, dated December 20, 2002, between the Company and Pittway (filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 2002)

10.11	Employment Agreement dated December 18, 2003, between Danny Mills and the Company. (filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended December 31, 2003)(+)

10.12	Agreement, dated July 9, 2004, between the Company and Danny Mills.(*)(+)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003)

21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2002)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the ‘Exchange Act‘).(*)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.(*)

32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.(*)

Exhibit
No.	Description

99.1	Audit Committee Charter revised by the Audit Committee as of January 27, 2004. (filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2003)
99.2	Nominating Committee Charter adopted by the Board on March 8, 2004. (filed as Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2003)

(*)	Exhibits marked with an (*) are filed with this Form 10-K. All others are incorporated by reference from the indicated SEC filing.

(+)	Indicates management contract or compensatory plan or arrangement.