Form 10QSB
period 2005-03-31
MDI, INC.
filed 2005-05-13
CIK 318259

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

MDI, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	75-2626358
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

9725 DATAPOINT DRIVE, SUITE 200
SAN ANTONIO, TEXAS	78229
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 477-5400

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 30, 2005 was $7,747,330. As of that date 14,617,603 shares of the Registrant’s Common Stock were outstanding.

MDI, INC.
FORM 10-QSB

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
SIGNATURES
CERTIFICATIONS
Certification of CEO
Certification of CFO
Certification of CEO and CFO

Forward Looking Statements

     Certain statements contained or incorporated in this report on Form 10-QSB, which are not statements of historical fact, constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward looking statements are made in good faith by MDI, Inc. (the “Company” or “MDI”) pursuant to the “safe harbor” provisions of the Reform Act. These statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ materially from any future results, performance or achievements, whether expressed or implied. These risks, uncertainties and factors include the timely development and acceptance of new products and services, the impact of competitive pricing, fluctuations in operating results, the ability to introduce new products and services, technological changes, reliance on intellectual property and other risks. The objectives set forth in this Form 10-QSB are subject to change due to global market and economic conditions beyond the control of the Company.

PART 1

ITEM 1. FINANCIAL STATEMENTS

MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets:

Cash and cash equivalents	$2,546	$3,368
Trade accounts receivable, net	2,019	3,249
Inventories	930	742
Prepaid expenses and other current assets	187	103

Total current assets	5,682	7,462

Property and Equipment, net	1,235	1,336

Other Assets:
Goodwill	2,792	2,792
Other intangible assets, net	40	42
Other assets	564	573

Total assets	$10,313	$12,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Trade accounts payable	$558	$1,019
Accrued expenses	570	521
Deferred legal settlement	874	388
Accrued compensation	733	874
Accrued royalties	21	82
Severance — current portion	81	97
Other current liabilities	98	106
Deferred revenue	231	218

Total current liabilities	3,166	3,305
Long-Term Liabilities	—	—

Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 18,105,953 shares issued at March 31, 2005 and December 31, 2004	181	181
Additional paid-in-capital	163,146	163,146
Accumulated deficit	(118,456)	(116,703)
Treasury stock, at cost (3,488,350 common shares at March 31, 2005 and December 31, 2004)	(38,701)	(38,701)
Total stockholders’ equity	7,147	8,900

Total liabilities and stockholders’ equity	$10,313	$12,205

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2005	2004
Net sales	$1,948	$3,459
Cost of sales (exclusive of depreciation shown separately below)	962	2,107

Gross profit	986	1,352
Other operating costs:
Selling, general and administrative	2,544	3,733
Depreciation and amortization	195	322

	2,739	4,055

Operating loss	(1,753)	(2,703)
Other income (expense):
Interest income	2	21
Other, net	(2)	29

	—	50

Loss before income taxes and discontinued operations	(1,753)	(2,653)
Income tax benefit	—	—

Loss from continuing operations	(1,753)	(2,653)
Income (loss) from discontinued operations	8	(131)

Net loss	(1,745)	(2,784)
Dividend requirements on preferred stock	(8)	(8)

Net loss allocable to common stockholders	$(1,753)	$(2,792)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.12)	$(0.19)
Discontinued operations	0.00	(0.01)

Basic and diluted loss per share	$(0.12)	$(0.20)

Number of common shares used in computations	14,617,603	14,168,388

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2005	2004
Operating Activities:

Net loss	$(1,745)	$(2,783)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Loss on disposal of fixed assets	2	—

Loss on sale of investments	—	7

Write Down of supply agreement and non-compete deferred income	—	(100)

Depreciation and amortization	195	355

Provision for losses on accounts receivable	(2)	(308)

Mark-to-market interest rate swap	—	52
Changes in operating assets and liabilities, net of dispositions:

Trade accounts receivable	1,232	166

Inventories	(188)	(439)

Prepaid and other current assets	(75)	309

Other assets	—	4

Trade accounts payable	(461)	592

Accrued and other current liabilities	322	303

Net cash used in operating activities	(720)	(1,842)

Investing Activities:

Purchases of property and equipment	(94)	(16)

Proceeds from redemption of marketable securities	—	191

Net cash provided by (used in) investing activities	(94)	175

Financing Activities:

Payment of preferred stock dividends	(8)	(8)

Net cash used in financing activities	(8)	(8)

Net decrease in cash and cash equivalents	(822)	(1,675)

Effect of exchange rate changes on cash	—	(2)
Cash and cash equivalents, beginning of period	$3,368	$6,307

Cash and cash equivalents, end of period	$2,546	$4,632

The accompanying notes are an integral part of these consolidated financial statements.

MDI, Inc.

Notes to Consolidated Financial Statements

Note 1: General / Nature of Operations and Significant Accounting Principles

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

     On November 11, 2004, the Company received a NASDAQ Stock Market letter notifying the Company that for the last 30 consecutive business days, the Company’s common stock bid price had closed under the minimum $1.00 per share requirement for continued inclusion. On April 4, 2005, MDI received a letter from the NASDAQ notifying the Company that, based on its review of the Company’s 10K filed on March 31, 2005, the NASDAQ staff determined that MDI’s stockholder’s equity was $8.9 million. NASDAQ advised the Company that it was not in compliance with the minimum $10 million stockholder’s equity requirement for continued listing on the NASDAQ National Market.

     In the April 4, 2005 letter, the Company was advised that it could consider applying to list its securities on The NASDAQ Small Cap Market if it satisfies the requirements for continued listing on that market. On April 29, 2005, the Company was notified it had been approved for listing of its common stock on the NASDAQ Small Cap Market. MDI will continue to trade under its current ticker symbol, MDII, on the NASDAQ Small Cap Market, effective May 3, 2005. The Company is in compliance with the core NASDAQ Small Cap initial listing requirements, but continues not to meet the $1.00 minimum bid price. To maintain its Small Cap listing, the Company must also be in compliance with the initial Small Cap listing requirements on May 10, 2005, the last day of the company’s current 180 bid price deficiency grace period. By transferring to the NASDAQ Small Cap Market and being in compliance with the core initial listing requirements on May 10, 2005, MDI will be afforded an extended 180-day grace period in which to satisfy the minimum bid price requirement provided it meets other applicable listing criteria. In a subsequent letter dated May 11, 2005, the Company was notified that it was officially granted the 180 day extension to regain the minimum $1.00 per share listing requirement. The new deadline for meeting the stock price minimum requirement is November 7, 2005. Per NASDAQ, the company may be eligible to transfer back to the NASDAQ National Market if its bid price maintains the minimum $1.00 per share requirement for 30 consecutive trading days and it has maintained compliance with all other continued listing requirements.

     The Company maintains an internet website at www.mdisecure.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q(SB), Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, under the heading Investors (see Investor Info & SEC Filings), immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC).

     The certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 about the disclosure contained in this Quarterly Report on Form 10-QSB, are included as Exhibits 31.1 and 31.2 to this Quarterly Report and are available free of charge on our website under the heading Investors (see Investor Info & SEC Filings).

Basis of Presentation

     The accompanying financial statements have been derived from the accounts of MDI, Inc. and its subsidiaries (the “Company”). The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K.

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

	Three months ended March 31,
	2005	2004
Net loss from continuing operations allocable to common stockholders:
As reported	$(1,753)	$(2,792)
Deduct: Total stock-based compensation under fair value based method for all awards, net of taxes	(275)	(426)

Pro forma	$(2,028)	$(3,218)

Basic and diluted loss per share from continuing operations
As reported	$(0.12)	$(0.20)
Pro forma	$(0.14)	$(0.23)

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

     The table below shows the roll-forward of warranty accrual for the three months ended March 31, 2005 and 2004 (in thousands):

	Three months ended March 31,
	2005	2004
Beginning balance	$80	$72
Charged to expense	2	—
Usage	(14)	(1)

Closing balance	$68	$71

     Reclassifications

     Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

Note 2: Discontinued Operations

     In November 2004, the Company sold 100% of its Swiss business unit, MDI Monitor Dynamics Intl. S.A., to the local Swiss management team for a nominal amount. On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source distribution businesses to Mace Security International, Inc. (“Mace”). On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”). Financial statements for the three months ended March 31, 2005 and 2004 report the Company’s SecurityandMore, IVS, CCTV, and foreign entity businesses as discontinued operations.

Note 3: Trade Accounts Receivable

     Supplemental information on net trade accounts receivable (in thousands):

	March 31,	December 31,
	2005	2004
Gross trade accounts receivable	$2,216	$3,523
Less: allowance for doubtful accounts	(197)	(274)

	$2,019	$3,249

Note 4: Earnings Per Share

     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

     For the three months ended March 31, 2005 and 2004, there were 3,014,873 and 3,133,015 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. For the three months ended March 31, 2005 and 2004, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Note 5: Comprehensive Loss

     Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended March 31,
	2005	2004
Net loss	$(1,745)	$(2,792)
Other comprehensive income (loss):
Currency translation adjustment	—	(2)

	$(1,745)	$(2,794)

Note 6: Severance and Royalty Settlement Expenses

     Accruals for severance and royalty settlement expenses are as follows (in thousands):

	Accrued at	2005 Charges	Amount paid	Accrued at
	December 31, 2004	(credits)	in cash	March 31, 2005
Royalty Claim	$82	$—	$(61)	$21
Severance	97	22	(38)	81

	$179	$22	$(99)	$102

Royalty Claim

     On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of approximately $21,000 over the ensuing 24 months. The final payment is due in April 2005.

Severance

     The Company accrued $22 thousand in severance charges during the first quarter 2005 and paid $38 thousand related to 2004 severance during the same period. The remaining $81 thousand in severance is the amount remaining from the 2004 restructuring costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Financial statements for the three months ended March 31, 2005 and 2004 report the Company’s SecurityandMore, IVS, CCTV, and foreign entity businesses as discontinued operations. The following table contains information regarding the percentage of net sales of certain income and expense items for the three months ended March 31, 2005 and 2004 and the percentage changes in these income and expense items from year to year:

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Three Months ended March 31,		Between Periods
	2005	2004	2005 vs. 2004
Net Sales	100.0%	100.0%	-43.7%
Cost of sales	49.4%	60.9%	-54.3%
Gross profit	50.6%	39.1%	-27.1%
Operating expenses:
Selling, general and administrative	130.6%	107.9%	-31.9%
Depreciation and amortization	10.0%	9.3%	-39.4%
Operating loss	-90.0%	-78.1%	35.1%
Other income (expense)	-0.0%	1.5%	106.8%
Loss before taxes and discontinued operations	-90.0%	-76.7%	33.9%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-90.0%	-76.7%	33.9%
Loss from discontinued operations	0.4%	-3.8%	106.1%
Net loss	-89.6%	-80.5%	37.3%
Net loss allocable to common stockholders	-90.0%	-80.7%	37.2%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     For the three months ended March 31, 2005, net sales were $ 1.9 million, a decrease of $ 1.5 million (44%) over the same period in 2004. The decrease in revenues is largely attributed to fewer opportunities to bid on large projects during the first quarter 2005. During the same period in 2004, the Company was successful in winning several large government related security contracts.

     Gross profit margins increased from 39% during the three months ended March 31, 2004 to 51%, or a 27% increase. The margin increase primarily resulted from the Company’s continued emphasis, begun in the last half of 2004, on higher margin product lines and more effectively managing its inventory and purchasing systems.

     Selling, general and administrative expenses (“SG&A”) were $2.5 million for the three months ended March 31, 2005, a decrease of $1.2 million (32%) over the same period in 2004. The decrease was related to the Company’s consolidation, relocation and restructuring during the last half of 2004. The cost reductions included a $0.9 million decrease in salaries and a $0.2 million decrease in facility costs during the period ended March 31, 2005.

     Depreciation and amortization expenses were $195 thousand for the three months ended March 31, 2005, a decrease of $127 thousand (39%) over the same period in 2004. The decrease was primarily caused by the reduction of amortized software development costs as compared to 2004.

     There were essentially no other income and expenses during the three months ended March 31, 2005 compared to a net income of $50 thousand during the same period in 2004. The reduction in other income and expenses was due to a $19 thousand decrease in interest income and a decrease in miscellaneous other income of $31 thousand compared to the period ended March 31, 2004.

     Net income from discontinued operations in the third quarter of 2005 was $8 thousand compared to a net loss in the first quarter of 2004 of $131 thousand. The $139 thousand increase was primarily due to a net refund of value added taxes of $8 thousand in 2005 and a $131 thousand reduction in legal settlements incurred in the first quarter of 2004.

     Financial Condition, Liquidity and Capital Resources

     In the first three months of 2005, the Company’s cash and cash equivalents decreased $0.9 million from $3.4 million at December 31, 2004 to $2.5 million at March 31, 2005, which includes $0.8 million of cash collected in connection with the Asset Security settlement. The largest component was the conversion of net current assets to cash in the amount of approximately $0.8 million of the net cash used in operations of $0.9 million.

     For 2005, the Company’s primary source of liquidity will be its cash and cash equivalents. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that it should have enough liquidity to satisfy its liquidity requirements for at least the next 12 months. The Company also plans to continue consolidation and the rationalization of operating expenses in conjunction with operational and financial performance. The Company is considering options to raise additional capital required to pursue its strategic opportunities and growth initiatives.

Contractual Obligations and Commitments

     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. The Company’s significant operating leases include facilities and office equipment. Monthly payments for the Company’s two facilities total approximately $42 thousand. These amounts are as of March 31, 2005 (in thousands):

	Total	2005	2006	2007	2008	2009
Contractual obligations and commitments:
Operating leases	$2,542	$430	$519	$536	$544	$513
Royalty obligations	21	21	—	—	—	—
Severance obligations	81	81	—	—	—	—

	$2,644	$532	$519	$536	$544	$513

     During 2004, the Company vacated it’s former headquarters facility in Lewisville, Texas and consolidated operations previously maintained in Austin, Texas; Rancho Cucamonga, California; and Fairfax, Virginia into it’s new headquarters facility in San Antonio, Texas. The headquarters facility consists of approximately 33,000 square feet of office and warehouse space. The San Antonio facility now houses all executive, sales (except for regional sales managers), marketing, technical support, assembly, integration and sustaining engineering activities.

     The Company also maintains a 6,000 square foot office facility in Ontario, California. The California facility is dedicated to the Company’s development engineering staff.

     Royalty obligations consist of the final payment of a royalty claim settlement (see Note 6).

     The accrued severance at March 31, 2005, essentially relates to remaining severance costs related to the Company’s restructuring during 2004 (see Note 6).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates

     An interest rate swap agreement with Bank One remained in effect through February 15, 2004. This agreement expired and terminated in February 2004, and the company paid $52,000 for final settlement of the obligation.

     The Company had no debt during 2004 or at March 31, 2005 and incurred no interest expenses.

ITEM 4. CONTROLS AND PROCEDURES

     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

     MDI is subject to various legal proceedings and claims, that arise in the ordinary course of business.

     In November 2003, a French Trial court awarded the Company and its French subsidiary a 2.5 million Euro (approximately $3.0 million) judgment against a French company, Aasset Security, for unfair trade practices. Of this 2.5 million Euro, the court ordered Aasset Security to begin to pay 1 million Euro in monthly installments of 75,000 Euro. As of March 31, 2005, Aasset Security has paid a total of 682,000 Euros. As of April 30, 2005, Aasset Security has paid a total of 757,000 Euros. Pursuant to the terms of a 2001 agreement with French legal counsel, the case has been handled on a partial contingency basis. The contingency fee to be paid to outside counsel may be between 35% to 40% of the payments received, depending upon the timing of the receipts. It is the position of the Company that no fees will be paid under the contingency fee arrangement until there is a final, non-appealable award in favor of the Company and its French subsidiary. Aasset Security filed several appeals against the initial decision of the trial court, the latest one of which was heard by a French Appeal court. The decision from the Appeal court was given on April 20, 2005. The Appeal court’s decision resulted in a 1.0 million Euro reduction in the original judgment to 1.5 million Euro. The Company will continue to pursue the collection of the remaining balance owed, though the timing of collection and Aasset Security’s ability to pay are uncertain. Due to the degree of uncertainty of collection, no amounts have been included as income, and no legal expenses have been included in the financial statements. All cash receipts have been included in the Company’s cash balance, and a corresponding liability has been recorded as Deferred Legal Settlement in the financial statements pending legal resolution.

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

a) Exhibits. The following is a list of the Exhibits filed with this Form 10-QSB.

31.1 — Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2 — Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1 — Joint Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31,2005:

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.
Dated: May 13, 2005	By:	/s/ Jon D. Greenwood
Jon D. Greenwood
Senior Vice President and Chief Financial Officer