Form 10QSB
period 2005-06-30
MDI, INC.
filed 2005-08-15
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
OR

☐	[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 0-9463
MDI, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2626358
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification
No.)

9725 DATAPOINT DRIVE, SUITE 200
SAN ANTONIO, TEXAS	78229
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (210) 477-5400
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.01 PAR VALUE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2005 was $6,724,097. As of that date 14,617,603 shares of the Registrant’s Common Stock were outstanding.

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

PART 1
ITEM 1. FINANCIAL STATEMENTS
MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$607	$3,368
Trade accounts receivable, net	1,816	3,249
Inventories	1,162	742
Prepaid expenses and other current assets	195	103

Total current assets	3,780	7,462
Property and Equipment, net	1,071	1,336
Other Assets:
Goodwill	2,792	2,792
Other intangible assets, net	38	42
Other assets	564	573

Total assets	$8,245	$12,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$909	$1,019
Accrued expenses	244	521
Deferred legal settlement	350	388
Accrued compensation	540	874
Accrued royalties	—	82
Severance	45	97
Other current liabilities	89	106
Deferred revenue	229	218

Total current liabilities	2,406	3,305
Long-Term Liabilities	—	—
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 18,105,953 shares issued at June 30, 2005 and December 31, 2004	181	181
Additional paid-in-capital	163,146	163,146
Accumulated deficit	(119,764)	(116,703)
Treasury stock, at cost (3,488,350 common shares at June 30, 2005 and December 31, 2004)	(38,701)	(38,701)

Total stockholders’ equity	5,839	8,900

Total liabilities and stockholders’ equity	$8,245	$12,205

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2005	2004
Net sales	$1,754	$3,382
Cost of sales (exclusive of depreciation shown separately below)	951	1,824

Gross profit	803	1,558
Other operating costs:
Selling, general and administrative	2,487	3,925
Depreciation and amortization	198	283

	2,685	4,208

Operating loss	(1,882)	(2,650)
Other income (expense):
Interest income	—	24
Other, net	628	55

	628	79

Loss from continuing operations	(1,254)	(2,571)
Income (loss) from discontinued operations	(45)	171

Net loss	(1,299)	(2,400)
Dividend requirements on preferred stock	(8)	(8)

Net loss allocable to common stockholders	$(1,307)	$(2,408)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.09)	$(0.18)
Discontinued operations	0.00	0.01

Basic and diluted loss per share	$(0.09)	$(0.17)

Number of common shares used in computations	14,617,603	14,564,926
The accompanying notes are an integral part of these consolidated financial statements.
MDI, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2005	2004
Net sales	$3,702	$7,069
Cost of sales (exclusive of depreciation shown separately below)	1,913	3,984

Gross profit	1,789	3,085
Other operating costs:
Selling, general and administrative	5,029	7,955
Depreciation and amortization	394	608

	5,423	8,563

Operating loss	(3,634)	(5,478)
Other income (expense):
Interest income	2	45
Loss form disposal of fixed assets	(2)	—
Other, net	628	85

	628	130

Loss from continuing operations	(3,006)	(5,348)
Income (loss) from discontinued operations	(38)	164

Net loss	(3,044)	(5,184)
Dividend requirements on preferred stock	(17)	(17)

Net loss allocable to common stockholders	$(3,061)	$(5,201)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.21)	$(0.37)
Discontinued operations	0.00	0.01

Basic and diluted loss per share	$(0.21)	$(0.36)

Number of common shares used in computations	14,617,603	14,366,657
The accompanying notes are an integral part of these consolidated financial statements

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2005	2004
Operating Activities:
Net loss	$(3,044)	$(5,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	2	—
Loss on sale of investments	—	30
Depreciation and amortization	394	945
Provision for losses on accounts receivable	(8)	28
Mark-to-market interest rate swap	—	52
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	1,441	(68)
Inventories	(420)	405
Prepaid and other current assets	(83)	1,226
Trade accounts payable	(110)	(257)
Accrued and other current liabilities	(789)	(1,676)

Net cash used in operating activities	(2,617)	(4,499)

Investing Activities:
Purchases of property and equipment	(127)	(43)
Proceeds from redemption of marketable securities	—	741

Net cash provided by (used in) investing activities	(127)	698

Financing Activities:
Purchase of treasury stock	—	534
Payment of preferred stock dividends	(17)	(17)

Net cash used in financing activities	(17)	517

Net decrease in cash and cash equivalents	(2,761)	(3,284)
Cash and cash equivalents, beginning of period	$3,368	$6,307

Cash and cash equivalents, end of period	$607	$3,023

The accompanying notes are an integral part of these consolidated financial statements.

MDI, Inc.
Notes to Consolidated Financial Statements
Note 1: General / Nature of Operations and Significant Accounting Principles
General
     Since 1979, MDI has remained an established leader in the integrated access control and physical security products business. As a manufacturer of high quality and scaleable access control solutions for large enterprise and small to mid-sized markets, the Company has held notable competitive positions in the government and commercial integrated systems space for over two decades; successfully assisting end users in protecting their people, facilities and assets. The Company promotes their solutions via global dealer channels and maintains an impressive portfolio of dedicated partners with a broad end-user referral base. The MDI product family has protected thousands of customers around the world, including many of the world’s most security-minded government agencies including the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.
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
     On November 11, 2004, the Company received a NASDAQ Stock Market letter notifying the Company that for the last 30 consecutive business days, the Company’s common stock bid price had closed under the minimum $1.00 per share requirement for continued inclusion. On April 4, 2005, MDI received a letter from the NASDAQ notifying the Company that it could consider applying to list its securities on The NASDAQ Small Cap Market. On April 29, 2005, the Company was notified it had been approved for listing of its common stock on the NASDAQ Small Cap Market. MDI will continue to trade under its current ticker symbol, MDII, on the NASDAQ Small Cap Market, effective May 3, 2005. While the Company is in compliance with the core NASDAQ Small Cap initial listing requirements as of June 30, 2005, it continued to not meet the required $1.00 minimum bid price. By transferring to the NASDAQ Small Cap Market, MDI was afforded an extended 180-day grace period in which to satisfy the minimum bid price requirement provided it meets other applicable listing criteria. In a subsequent letter dated May 11, 2005, the Company was notified that it was officially granted the 180 day extension to regain the minimum $1.00 per share listing requirement. The new deadline for meeting the stock price minimum requirement is November 7, 2005.
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
       Basis of Presentation
     The accompanying consolidated financial statements have been derived from the accounts of MDI, Inc. and its subsidiaries (the “Company”). The interim consolidated financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K.
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

	Three months ended June 30,
	2005	2004
Net loss from continuing operations allocable to common stockholders:
As reported	$(1,262)	$(2,579)
Deduct: Total stock-based compensation under fair value based method for all awards	(267)	(345)

Pro forma	$(1,529)	$(2,924)

Basic and diluted loss per share from continuing operations
As reported	$(0.09)	$(0.18)
Pro forma	$(0.10)	$(0.20)

	Six months ended June 30,
	2005	2004
Net loss from continuing operations allocable to common stockholders:
As reported	$(3,023)	$(5,365)
Deduct: Total stock-based compensation under fair value based method for all awards	(541)	(773)

Pro forma	$(3,564)	$(6,138)

Basic and diluted loss per share from continuing operations
As reported	$(0.21)	$(0.37)
Pro forma	$(0.24)	$(0.42)
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
     The table below shows the roll-forward of warranty accrual for the periods ended June 30, 2005 and 2004 (in thousands):

	Three months ended June 30,
	2005	2004
Beginning balance	$68	$184
Charged to expense	1	8
Usage	—	(8)

Closing balance	$69	$184

	Six months ended June 30,
	2005	2004
Beginning balance	$80	$184
Charged to expense	3	16
Usage	(14)	(16)

Closing balance	$69	$184

     Reclassifications
     Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.
Note 2: Discontinued Operations
     In November 2004, the Company sold 100% of its Swiss business unit, MDI Monitor Dynamics Intl. S.A., to the local Swiss management team for a nominal amount. On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source distribution businesses to Mace Security International, Inc. (“Mace”). On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”). Financial statements for the periods ended June 30, 2005 and 2004 report the Company’s SecurityandMore, IVS, CCTV, and foreign entity businesses as discontinued operations. Expenses classified as discontinued operations relate to the cost of final settlements associated with the disposed businesses.
Note 3: Trade Accounts Receivable
     Supplemental information on net trade accounts receivable (in thousands):

	June 30,	December 31,
	2005	2004
Gross trade accounts receivable	$1,972	$3,523
Less: allowance for doubtful accounts	(156)	(274)

	$1,816	$3,249

Note 4: Earnings Per Share
     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.
     As of June 30, 2005 and 2004, there were 3,288,960 and 2,730,515 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of June 30, 2005 and 2004, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.
Note 5: Comprehensive Loss
     Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended June 30,
	2005	2004
Net loss	$(1,299)	$(2,400)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	10
Currency translation adjustment	—	1

	$(1,299)	$(2,389)

	Six months ended June 30,
	2005	2004
Net loss	$(3,044)	$(5,184)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	9
Currency translation adjustment	—	1

	$(3,044)	$(5,174)

Note 6: Severance and Royalty Settlement Expenses
     Accruals for severance and royalty settlement expenses are as follows (in thousands):

	Accrued at	2005 Charges	Amount paid	Accrued at
	December 31, 2004	(credits)	in cash	June 30, 2005
Royalty Claim	$82	$—	$(82)	$—
Severance	97	22	(74)	45

	$179	$22	$(156)	$45

     Royalty Claim

     On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of approximately $21,000 over the ensuing 24 months. The final payment was made in April 2005 and this royalty claim is now paid in full.
     Severance
     The Company accrued $22,000 in severance charges during the first quarter 2005 and paid $74,000 related to 2004 severance during the same period. The remaining $45,000 in severance is the amount remaining from the 2004 restructuring costs.
Note 7: Litigation
     In November 2003, a French Trial court awarded the Company and its French subsidiary a 2.5 million Euro (approximately $3.0 million) judgment against a French company, Aasset Security, for unfair trade practices. Of this 2.5 million Euro, the court ordered Aasset Security to begin to pay 1 million Euro in monthly installments of 75 thousand Euro. As of June 30, 2005, Aasset Security has paid a total of 757 thousand Euros ($978 thousand). Pursuant to the terms of a 2001 agreement with French legal counsel, the case has been handled on a partial contingency basis. The contingency fee to be paid to outside counsel may be between 35% to 40% of the payments received, depending upon the timing of the receipts. It is the position of the Company that no fees will be paid under the contingency fee arrangement until there is a final, non-appealable award in favor of the Company and its French subsidiary. Aasset Security filed several appeals against the initial decision of the trial court, the latest one of which was heard by a French Appeal court. The decision from the Appeal court was given on April 20, 2005. The Appeal court’s decision resulted in a 1.0 million Euro reduction in the original judgment to 1.5 million Euro. The Company will continue to pursue the collection of the remaining balance owed, though the timing of collection and Aasset Security’s ability to pay are uncertain.
     As a result of the actions described above, the Company recorded $628 thousand of other income during the quarter ended June 30, 2005 representing the aggregate amount received pursuant to the judgment net of the remaining estimated costs of concluding this matter.
Note 8: Subsequent Event; Sale of Common Stock
     On August 8, 2005, MDI, Inc. (“MDI”) entered into a Securities Purchase Agreement with a consortium of 8 private institutions providing for the sale by MDI of 2,900,000 shares of common stock priced at $1.40 per share and the issuance of warrants for a total of 1,450,000 shares, each exercisable at $3.14 per share and having a five year term from the date of issuance. The warrants are first exercisable on the 183rd day after the closing date. MDI is obligated to register the shares and warrant shares for resale on a registration statement within 90 to 120 days. Additionally, the Company is obligated to pay 7% of the proceeds received to The Shemano Group, Inc., the placement agent for the transaction. The Shemano Group, Inc. also received a warrant to purchase 120,000 shares on the same terms as apply to the warrants issued to the Purchasers. The total cash received by MDI at closing was $4,060,000, from which approximately $300,000 will be dispersed as transaction related expenses.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     Financial statements for the three and six months ended June 30, 2005 and 2004 report the Company’s SecurityandMore, IVS, CCTV, and foreign entity businesses as discontinued operations. The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and six months periods ended June 30, 2005 and 2004 and the percentage changes in these income and expense items from year to year:

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Three Months ended June 30,		Between Periods
	2005	2004	2005 vs. 2004
Net Sales	100.0%	100.0%	-48.1%
Cost of sales	54.2%	53.9%	-47.9%
Gross profit	45.8%	46.1%	-48.5%
Operating expenses:
Selling, general and administrative	141.8%	116.1%	-36.6%
Depreciation and amortization	11.3%	8.4%	-30.0%
Operating loss	-107.3%	-78.4%	29.0%
Other income (expense)	35.8%	2.3%	-694.9%
Loss before taxes and discontinued operations	-71.5%	-76.0%	51.2%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-71.5%	-76.0%	51.2%
Loss from discontinued operations	-2.6%	5.1%	126.3%
Net loss	-74.1%	-71.0%	45.9%
Net loss allocable to common stockholders	-74.5%	-71.2%	45.7%

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Six Months ended June 30,		Between Periods
	2005	2004	2005 vs. 2004
Net Sales	100.0%	100.0%	-47.6%
Cost of sales	51.7%	56.4%	-52.0%
Gross profit	48.3%	43.6%	-42.0%
Operating expenses:
Selling, general and administrative	135.8%	112.5%	-36.8%
Depreciation and amortization	10.6%	8.6%	-35.2%
Operating loss	-98.2%	-77.5%	33.7%
Other income (expense)	17.0%	1.8%	-383.1%
Loss before taxes and discontinued operations	-81.2%	-75.7%	43.8%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-81.2%	-75.7%	43.8%
Loss from discontinued operations	-1.0%	2.3%	123.2%
Net loss	-82.2%	-73.3%	41.3%
Net loss allocable to common stockholders	-82.7%	-73.6%	41.1%
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     For the three months ended June 30, 2005, net sales were $1.8 million, a decrease of $1.6 million (48%) over the same period in 2004. The decrease in revenues is largely attributed to continued sales force reorganization, product redesign and continuing fewer opportunities to bid on large projects during the second quarter 2005. During the same period in 2004, the Company continued to win a larger number of security contracts with large integrating companies.
     Gross profit margin was 46% during the three months ended June 30, 2005, unchanged from the 46% gross margin recorded during the same period ended June 30, 2004.
     Selling, general and administrative expenses (“SG&A”) were $2.5 million for the three months ended June 30, 2005, a decrease of $1.4 million (37%) over the same period in 2004. The reduction was largely caused by decreases of $0.7 million in employee reduction related expenses, $0.3 million in facilities expenses, $0.1 million in travel and entertainment expenses, and $0.3 million in legal and professional fees.
     Depreciation and amortization expenses were $198 thousand for the three months ended June 30, 2005, a decrease of $85 thousand (30%) over the same period in 2004. The decrease was primarily caused by the reduction of amortized software development costs as compared to 2004.
     Net other income during the three months ended June 30, 2005 was $628 thousand compared to a net other income of $79 thousand during the same period in 2004. The increase in other income was due to recognition of $628 thousand related to the Aasset judgment received from the French Appeals Court (see Part I, Item 1: Financial Statements, Note 7).
     Net loss from discontinued operations in the second quarter of 2005 was $45 thousand compared to a net profit in the second quarter of 2004 of $171 thousand. The decrease was primarily due to the recognition of $155 thousand in income during the period ended June 30, 2004 related to the Honeywell Supply Agreement that was no longer in effect during the period ended June 30, 2005.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     For the six months ended June 30, 2005, net sales were $3.7 million, a decrease of $3.4 million (48%) over the same period in 2004. The decrease in revenues is largely attributed to continued sales force reorganization, product redesign and continued fewer opportunities to bid on large projects during the second quarter 2005. During the same period in 2004, the Company still continued to win a larger number of security contracts with large integrating companies.
     Gross profit margins increased from 44% during the six months ended June 30, 2004 to 48%. The margin increase primarily resulted from a $0.4 million reduction in burdened overhead in COGS during the quarter ended June 30, 2005. The Company also continues to see gross profit increases as it markets more profitable products.
     Selling, general and administrative expenses (“SG&A”) were $5.0 million for the six months ended June 30, 2005, a decrease of $3.0 million (37%) over the same period in 2004. The reduction was largely caused by decreases of $1.7 million in employee reduction related expenses, $0.8 million in facilities expenses, $0.2 million in travel and entertainment expenses, and $0.3 million in legal and professional fees.
     Depreciation and amortization expenses were $394 thousand for the six months ended June 30, 2005, a decrease of $214 thousand (35%) over the same period in 2004. The decrease was primarily caused by the reduction of amortized software development costs as compared to 2004.
     Net other income during the six months ended June 30, 2005 was $628 thousand compared to a net other income of $130 thousand during the same period in 2004. The increase in other income was due to recognition of $628 thousand related to the Aasset judgment received from the French Appeals Court (see Part I, Item 1: Financial Statements, Note 7).
     Net loss from discontinued operations in the six months ended June 30, 2005 was $38 thousand compared to a net profit in the same period of 2004 of $164 thousand. The decrease was primarily due to the recognition of $220 thousand in income during the period ended June 30, 2004 related to the Honeywell Supply Agreement that was no longer in effect during the period ended June 30, 2005.
     Financial Condition, Liquidity and Capital Resources
     In the first six months of 2005, the Company’s cash and cash equivalents decreased $2.8 million from $3.4 million at December 31, 2004 to $0.6 million at June 30, 2005. The primary component was the $3.0 million loss yielding a net $2.6 million used to fund operating activities during the six month period ended June 30, 2005.
     On August 8, 2005, the Company raised approximately $3.7 million through the sale of its common stock (see Part I, Item 1: Financial Statements, Note 8). The Company’s primary source of liquidity will be its cash and cash equivalents, including the proceeds from the sale of its common stock. Although cash requirements will fluctuate depending on the timing and extent of many factors, the Company believes that it should have enough liquidity to satisfy its capital expenditure and cash operating requirements for at least the next 12 months. The

Company also plans to continue consolidation and the rationalization of operating expenses in conjunction with operational and financial performance.
Contractual Obligations and Commitments
     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. The Company’s significant operating leases include facilities and office equipment. Monthly payments for the Company’s two facilities total approximately $42 thousand. These amounts are as of June 30, 2005 (in thousands):

	Total	2005	2006	2007	2008	2009
Contractual obligations and commitments:
Operating leases	$2,399	$287	$519	$536	$544	$513
Severance obligations	45	45	—	—	—	—

	$2,444	$332	$519	$536	$544	$513

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
     The accrued severance at June 30, 2005, essentially relates to remaining severance costs related to the Company’s restructuring during 2004 (see Part I, Item 1: Financial Statements, Note 6).
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
     An interest rate swap agreement with Bank One remained in effect through February 15, 2004. This agreement expired and terminated in February 2004, and the company paid $52,000 for final settlement of the obligation.
     The Company had no debt during 2004 or at June 30, 2005 and incurred no interest expenses.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     MDI is subject to various legal proceedings and claims, that arise in the ordinary course of business.
     MDI and its French subsidiary are the plaintiffs in litigation against a French company for unfair trade practices (see Part I, Item 1: Financial Statements, Note 7).
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
31.2 — Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.
32.1 — Joint Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)
b)     Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30,2005:
1.	On May 11, 2005 the Company announced that it had received a letter from The Nasdaq granting the Company an additional 180 days, or until November 7, 2005, to meet the minimum $1.00 bid price. The Company transferred to the Nasdaq Small Cap Market from the National Market on May 3, 2005.
2.	On May 2, 2005, the Company issued a press release announcing that it will transfer the listing of its Common Stock from the Nasdaq National Market to the Nasdaq Small Cap Market, commencing at the opening of business on May 3, 2005.

By letter dated April 27, 2005, John C. Macaulay informed the Company of his resignation from his positions on the Board of Directors, effective as of April 27, 2005. Mr. Macaulay served as the Chairman of the Audit Committee, was Vice Chairman of the Board and served as a member of the Board’s Nominating and Compensation Committees.
3.	On April 4, 2005, MDI, Inc. received a letter dated April 4, 2005 from The Nasdaq Stock Market, notifying the Company that the Company does not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on The Nasdaq National Market.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.
Dated: August 15, 2005	By:	/s/ Jon D. Greenwood
Jon D. Greenwood
Senior Vice President and Chief Financial Officer