Form 10QSB
period 2005-09-30
MDI, INC.
filed 2005-11-14
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
COMMON STOCK, $.01 PAR VALUE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of September 30, 2005 was $20,080,743. As of that date 17,614,687 shares of the Registrant’s Common Stock were outstanding.

MDI, INC.
FORM 10-QSB

CERTIFICATIONS
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

PART 1
ITEM 1. FINANCIAL STATEMENTS
MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,068	$3,368
Trade accounts receivable, net	1,863	3,249
Inventories	900	742
Prepaid expenses and other current assets	273	103

Total current assets	6,104	7,462

Property and Equipment, net	877	1,336
Other Assets:
Goodwill	2,792	2,792
Other intangible assets, net	36	42
Other assets	450	573

Total assets	$10,259	$12,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$956	$1,019
Accrued expenses	265	521
Deferred legal settlement	350	388
Accrued compensation	410	874
Accrued royalties	—	82
Severance	10	97
Other current liabilities	79	106
Deferred revenue	194	218

Total current liabilities	2,264	3,305
Long-Term Liabilities	—	—
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 21,103,037 and 18,105,953 shares issued at September 30, 2005 and December 31, 2004, respectively	211	181
Additional paid-in-capital	166,860	163,146
Accumulated deficit	(121,352)	(116,703)
Treasury stock, at cost (3,488,350 common shares at September 30, 2005 and December 31, 2004)	(38,701)	(38,701)

Total stockholders’ equity	7,995	8,900

Total liabilities and stockholders’ equity	$10,259	$12,205

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2005	2004
Net sales	$2,346	$4,575
Cost of sales (exclusive of depreciation shown separately below)	1,267	2,222

Gross profit	1,079	2,353
Other operating costs:
Selling, general and administrative	2,450	3,673
Depreciation and amortization	198	195

	2,648	3,868

Operating loss	(1,569)	(1,515)
Other income (expense):
Interest income	—	17
Loss from disposal of fixed assets	—	(489)
Other, net	—	(46)

	—	(518)

Loss before income taxes and discontinued operations	(1,569)	(2,033)
Income tax benefit	—	—
Loss from continuing operations	(1,569)	(2,033)

Income (loss) from discontinued operations	(11)	1,206

Net loss	(1,580)	(828)
Dividend requirements on preferred stock	(8)	(8)

Net loss allocable to common stockholders	$(1,588)	$(836)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.10)	$(0.14)
Discontinued operations	0.00	0.08

Basic and diluted loss per share	$(0.10)	$(0.06)

Number of common shares used in computations	16,381,997	14,633,388
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Net sales	$6,048	$11,299
Cost of sales (exclusive of depreciation shown separately below)	3,181	6,114

Gross profit	2,867	5,185
Other operating costs:
Selling, general and administrative	7,480	11,051
Depreciation and amortization	592	798

	8,072	11,849

Operating loss	(5,205)	(6,664)
Other income (expense):
Interest income	3	62
Loss from disposal of fixed assets	(2)	(498)
Other, net	628	31

	629	(405)

Loss before income taxes and discontinued operations	(4,576)	(7,069)
Income tax benefit	—	—

Loss from continuing operations	(4,576)	(7,069)
Income (loss) from discontinued operations	(48)	1,057

Net loss	(4,624)	(6,012)
Dividend requirements on preferred stock	(25)	(25)

Net loss allocable to common stockholders	$(4,649)	$(6,037)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.30)	$(0.49)
Discontinued operations	(0.00)	0.07

Basic and diluted loss per share	$(0.30)	$(0.42)

Number of common shares used in computations	15,212,197	14,456,216
The accompanying notes are an integral part of these consolidated financial statements

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2005	2004
Operating Activities:
Net loss	$(4,624)	$(6,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	2	—
Gain on sale of investments	—	55
Gain on sale of business	—	(1,355)
Realized foreign currency translation losses	—	48
Depreciation and amortization	592	447
Provision for losses on accounts receivable	(14)	267
Mark-to-market interest rate swap	—	52
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	1,400	(1,400)
Inventories	(158)	1,744
Prepaid and other current assets	(46)	1,908
Trade accounts payable	(63)	(1,673)
Accrued and other current liabilities	(978)	(3,375)

Net cash used in operating activities	(3,889)	(9,294)

Investing Activities:
Purchases of property and equipment	(130)	(110)
Proceeds from the sale of property and equipment	—	517
Proceeds from the sale of business	—	5,340
Proceeds from redemption of marketable securities	—	1,444

Net cash provided by (used in) investing activities	(130)	7,191

Financing Activities:
Proceeds from issuance of common stock, net of issuance costs	3,744	534
Payment of preferred stock dividends	(25)	(25)

Net cash provided by financing activities	3,719	509

Net decrease in cash and cash equivalents	(300)	(1,594)
Effect of exchange rate changes on cash	—	(8)
Cash and cash equivalents, beginning of period	$3,368	$6,307

Cash and cash equivalents, end of period	$3,068	$4,705

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
     On November 11, 2004, the Company received a NASDAQ Stock Market letter notifying the Company that for the last 30 consecutive business days, the Company’s common stock bid price had closed under the minimum $1.00 per share requirement for continued inclusion. On April 4, 2005, MDI received a letter from the NASDAQ notifying the Company that it could consider applying to list its securities on The NASDAQ Small Cap Market. On April 29, 2005, the Company was notified it had been approved for listing of its common stock on the NASDAQ Small Cap Market. MDI will continue to trade under its current ticker symbol, MDII, on the NASDAQ Small Cap Market, effective May 3, 2005. The Company is in compliance with the core NASDAQ Small Cap initial listing requirements, but at June 30, 2005, it continued to not meet the $1.00 minimum bid price. By transferring to the NASDAQ Small Cap Market, MDI was afforded an extended 180-day grace period in which to satisfy the minimum bid price requirement provided it meets other applicable listing criteria. In a subsequent letter dated August 16, 2005, the Company was notified by NASDAQ that the Company has regained compliance with the Marketplace Rule and the matter closed. Since August 16, 2005, the Company’s common stock bid price has closed between $1.83 and $0.70 per share. The Company can not assure that it will continue to meet the NASDAQ requirement in the future.
     The Company maintains an internet website at www.mdisecure.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q(SB), Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, under the heading Investors (see Investor Info & SEC Filings), immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC).
     The certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 about the disclosure contained in this Quarterly Report on Form 10-QSB, are included as Exhibits 31.1 and 31.2 to this Quarterly Report and are available free of charge on the Company’s website under the heading Investors (see Investor Info & SEC Filings).
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
Stock-Based Compensation
     The Company accounts for stock-based compensation to employees using the intrinsic value method. Compensation costs for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. No compensation cost related to stock options is reflected in the statements of operations as all options granted under the Company’s option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock options granted under the Company’s 2002 Stock Option Incentive Plan, the vesting period varies by individual grants as determined by the Compensation Committee of the Board of Directors. In September 2005, the Board of Directors accelerated the full vesting of all outstanding employee options to retain the management team and valuable employees. The following table illustrates the effect on operations and per share data as if the Company had applied the fair value method to employee stock-based compensation (in thousands, except per share data):

	Three months ended September 30,
	2005	2004
Net loss from continuing operations allocable to common stockholders:
As reported	$(1,588)	$(836)
Deduct: Total stock-based compensation under fair value based method for all awards, net of taxes	(902)	(752)

Pro forma	$(2,490)	$(1,588)

Basic and diluted loss per share from continuing operations
As reported	$(0.10)	$(0.06)
Pro forma	$(0.15)	$(0.11)

	Nine months ended September 30,
	2005	2004
Net loss from continuing operations allocable to common stockholders:
As reported	$(4,649)	$(6,037)
Deduct: Total stock-based compensation under fair value based method for all awards, net of taxes	(1,282)	(1,447)

Pro forma	$(5,931)	$(7,484)

Basic and diluted loss per share from continuing operations
As reported	$(0.30)	$(0.42)
Pro forma	$(0.39)	$(0.52)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of a range of 85 to 105 percent; risk-free interest rates ranging from 3.2 to 4.2 percent; no dividend yield; and expected lives of seven years.
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
     The table below shows the roll-forward of warranty accrual for the three months ended September 30, 2005 and 2004 (in thousands):

	Three months ended September 30,
	2005	2004
Beginning balance	$69	$194
Charged to expense	13	4
Usage	(1)	(120)

Closing balance	$81	$78

	Nine months ended September 30,
	2005	2004
Beginning balance	$80	$184
Charged to expense	16	26
Usage	(15)	(132)

Closing balance	$81	$78

Reclassifications
     Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.
Note 2: Discontinued Operations
     In November 2004, the Company sold 100% of its Swiss business unit, MDI Monitor Dynamics Intl. S.A., to the local Swiss management team for a nominal amount. On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source distribution businesses to Mace Security International, Inc. (“Mace”). On December 20, 2002, the Company sold its closed-circuit television (“CCTV”) business to Honeywell International, Inc. (“Honeywell”). Financial statements for the three months ended September 30, 2005 and 2004 report the Company’s SecurityandMore, IVS, CCTV, and foreign entity businesses as discontinued operations. Expenses classified as discontinued operations relate to the cost of final settlements associated with the disposed businesses.

Note 3: Trade Accounts Receivable
     Supplemental information on net trade accounts receivable (in thousands):

	September 30,	December 31,
	2005	2004
Gross trade accounts receivable	$2,050	$3,523
Less: allowance for doubtful accounts	(187)	(274)

	$1,863	$3,249

Note 4: Earnings Per Share
     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.
     As of September 30, 2005 and 2004, there were 3,257,793 and 2,801,232 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of September 30, 2005 and 2004, there were 195,351 shares of Series A preferred stock outstanding, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.
Note 5: Comprehensive Loss
     Supplemental information on comprehensive loss is as follows (in thousands):

	Three months ended September 30,
	2005	2004
Net loss	$(1,580)	$(828)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(13)
Currency translation adjustment	—	(1)

	$(1,580)	$(842)

	Nine months ended September 30,
	2005	2004
Net loss	$(4,624)	$(6,012)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(4)
Currency translation adjustment	—	—

	$(4,624)	$(6,016)

Note 6: Severance and Royalty Settlement Expenses
     Accruals for severance and royalty settlement expenses are as follows (in thousands):

	Accrued at	2005 Charges		Accrued at
	December 31, 2004	(credits)	Amount paid in cash	September 30, 2005
Royalty Claim	$82	$—	$(82)	$—
Severance	97	40	(127)	10

	$179	$40	$(209)	$10

Royalty Claim
     On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, was paid in monthly installments of approximately $21,000 over the ensuing 24 months. The final payment was made in April 2005 and this royalty claim is now paid in full.
Severance
     The Company accrued $40,000 in severance charges during the first nine months of 2005 and paid $127,000 related to 2004 and 2005 severance liabilities during the same period, resulting in $10,000 in severance accruals as of September 30, 2005.
Note 7: Sale of MDI Securities
     On August 8, 2005, the Company entered into a Securities Purchase Agreement with a consortium of 8 private institutions providing for the sale by the Company of 2,900,000 shares of common stock priced at $1.40 per share and the issuance of warrants for a total of 1,450,000 shares, each exercisable at $3.14 per share and having a five year term from the date of issuance. The warrants are first exercisable on the 183rd day after the closing date. MDI was obligated to register the shares and warrant shares for resale on a registration statement within 90 to 120 days. The registration was completed on September 8, 2005. Additionally, the Company is obligated to pay 7% of the proceeds received to the placement agent for the transaction. The placement agent also received a warrant to purchase 120,000 shares on the same terms as apply to the warrants issued to the Purchasers. The total cash received by MDI at closing was $4,060,000, from which approximately $317,000 was dispersed for transaction related expenses.
     The value of the warrants totaling $1,897,000 were deducted from the net proceeds received and were initially classified as a liability in accordance with EITF 00-19 and Statement of Financial Accounting Standards No. 133 as the warrants were subject to a registration rights agreement. The warrant liability was reclassified to equity on the effective date of the registration based on the fair value of the warrant on that date. The warrant value was determined by using a Black Sholes model using an initial market price of $1.40 per share based on the shares issued above. The price at the date of effective date of the registration, $1.43 per share, was used at that date. The change in fair value between the warrant issue date and the registration date was not material and has not been recorded as a gain or loss on the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     Financial statements for the three and nine months ended September 30, 2005 and 2004 report the Company’s SecurityandMore, IVS, CCTV, and foreign entity businesses as discontinued operations. The following tables contain information regarding the percentage of net sales of certain income and expense items for the three month and nine month periods ended September 30, 2005 and 2004 and the percentage changes in these income and expense items from year to year:

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Three Months ended September 30,		Between Periods
	2005	2004	2005 vs. 2004
Net Sales	100.0%	100.0%	-48.7%
Cost of sales	54.0%	48.6%	-43.0%
Gross profit	46.0%	51.4%	-54.1%
Operating expenses:
Selling, general and administrative	104.4%	80.3%	-33.3%
Depreciation and amortization	8.4%	4.3%	1.5%
Operating loss	-66.9%	-33.1%	-3.6%
Other income (expense)	0.0%	-11.3%	100.0%
Loss before taxes and discontinued operations	-66.9%	-44.2%	22.8%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-66.9%	-44.2%	22.8%
Income (loss) from discontinued operations	-0.5%	26.4%	100.9%
Net loss	-67.3%	-18.1%	-90.8%
Net loss allocable to common stockholders	-67.7%	-18.3%	-90.0%

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Nine Months ended September 30,		Between Periods
	2005	2004	2005 vs. 2004
Net Sales	100.0%	100.0%	-46.5%
Cost of sales	52.6%	54.1%	-48.0%
Gross profit	47.4%	45.9%	-44.7%
Operating expenses:
Selling, general and administrative	123.7%	97.8%	-32.3%
Depreciation and amortization	9.8%	7.1%	-25.8%
Operating loss	-86.0%	-59.0%	-21.9%
Other income (expense)	10.4%	-3.6%	255.3%
Loss before taxes and discontinued operations	-75.6%	-62.6%	35.3%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-75.6%	-62.6%	35.3%
Income (loss) from discontinued operations	-0.8%	9.4%	104.5%
Net loss	-76.4%	-53.2%	23.1%
Net loss allocable to common stockholders	-76.9%	-53.4%	23.0%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     For the three months ended September 30, 2005, net sales were $2.4 million, a decrease of $2.2 million (48%) over the same period in 2004. The decrease in revenues is largely attributed to continued sales force reorganization, product redesign and continuing fewer opportunities to bid on large access control projects during the third quarter 2005 compared to the third quarter of 2004.
     Gross profit margin was 46% during the three months ended September 30, 2005, down from the 51% gross margin recorded during the same period ended September 30, 2004. The primary cause of the margin reduction was increased competitive pressures in the Company’s markets. The Company also increased its inventory provisions for obsolescence and incurred a charge of $50,000 to Cost of Goods Sold during the third quarter of 2005.
     Selling, general and administrative expenses (“SG&A”) were $2.4 million for the three months ended September 30, 2005, a decrease of $1.3 million (33%) over the same period in 2004. The decrease is primarily related to the reduction of relocation and reorganization costs the Company experienced during the third quarter of 2004. During the third quarter of 2004 the Company closed its headquarters facility in Lewisville, Texas and relocated to San Antonio, Texas. The Company also consolidated its ABM Data Systems business and its Fairfax, VA operations into the San Antonio facility. The reduction in the third quarter ended September 30, 2005 was largely caused by decreases of $1.0 million in employee related expenses, $0.1 million in facilities expenses, and $0.2 million in legal and professional fees.
     Depreciation and amortization expenses were $198,000 for the three months ended September 30, 2005, a slight increase of $3,000 (1%) over the same period in 2004. There were no large additions to or disposals of assets during the third quarter ended September 30, 2005.
     During the three months ended September 30, 2005, there was no other income as compared to other expenses of $518,000 during the same period ended in 2004. The change primarily resulted from the Company’s disposition of $489,000 of leasehold improvements and fixed assets related to the relocation from the headquarters facility in Lewisville, Texas during the third quarter of 2004.
     Net loss from discontinued operations in the third quarter of 2005 was $11,000 compared to a net profit in the third quarter of 2004 of $1.2 million. The decrease was primarily due to the $1.4 million gain from the sale of the DSG business unit less $305,000 royalty settlements and legal costs that occurred during the third quarter of 2004. The $11,000 loss was due to payment of audit and tax preparation fees for the Company’s closing of its business operations in the United Kingdom.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     For the nine months ended September 30, 2005, net sales were $6.0 million, a decrease of $5.2 million (46%) over the same period in 2004. The decrease in revenues is largely attributed to continued sales force reorganization, product redesign and continued fewer opportunities to bid on large access control projects during 2005. During the same period in 2004, the Company still continued to win a larger number of security contracts with large integrating companies.
     Gross profit margins increased from 46% during the nine months ended September 30, 2004 to 47% during the nine months ended September 30, 2005.
     Selling, general and administrative expenses (“SG&A”) were $7.5 million for the nine months ended September 30, 2005, a decrease of $3.6 million (32%) over the same period in 2004. The decrease was primarily related to costs associated with the consolidation and restructuring of the Company during the nine months ended September 30, 2004. During those nine months of 2004, the Company closed its mixed-use facility in Rancho Cucamonga, California, moved the MDI engineering group to smaller office space in Ontario, California, closed its headquarters facility in Lewisville, Texas and relocated to an office and warehouse facility in San Antonio, Texas. The Company also consolidated its ABM Data Systems business and its Fairfax, VA operations into the San Antonio facility. The decrease in selling, general and administrative expenses was largely caused by decreases of $3.2 million in employee related expenses and $0.3 million in facility related reductions.
     Depreciation and amortization expenses were $592,000 for the nine months ended September 30, 2005, a decrease of $206,000 (26%) over the same period in 2004. The decrease was primarily caused by the consolidation of the Company’s operations in San

Antonio, Texas, thus reducing its facilities leasehold improvement and fixed asset related depreciation recorded during the nine months ended September 30, 2005.
     Other income during the nine months ended September 30, 2005 was $629,000 compared to a other expenses of $405,000 during the same period in 2004. The increase in other income was primarily due to recognition of $628,000 related to the Aasset Security judgment issued by the French Appeals Court (see Part II, Item 1: Legal Proceedings). During the same period ended in 2004, the Company disposed $489,000 of leasehold improvements and fixed assets related to the relocation from its headquarters facility in Lewisville, Texas during the third quarter of 2004.
     Net loss from discontinued operations in the nine months ended September 30, 2005 was $48,000 compared to a net profit in the same period of 2004 of $1.1 million. The decrease between the 2004 and 2005 nine month periods ended September 30 is attributed to the sale of the DSG business unit in June 2004 yielding a gain, net of transaction costs, of $1.1 million. The 2005 period net loss from discontinued operations primarily resulted from $29,000 in audit, tax preparation and legal payments associated with the Company’s foreign business operation closings.
Financial Condition, Liquidity and Capital Resources
     The Company’s source of liquidity as of September 30, 2005 was $3.8 million of working capital, primarily consisting of $3.1 million in cash and cash equivalents generated from the proceeds from the sale of the Company’s Common Stock in August 2005. (See Note 7: Sale of MDI Securities). The Company has had no lending facilities in place during 2005.
     The Company incurred losses during the years ended December 31, 2002, 2003 and 2004, and in the first three quarters of 2005. The Company has reduced its operating expenses from continuing operations by 32% for the nine months ended September 30, 2005 to $8.1 million, compared to $11.8 million for the same period in 2004. Cash used in operating activities for the nine months ended September 30, 2004 was $3.9 million compared to $9.3 million for the same period in 2004. The cash utilized in operating activates for the first nine months of 2005 resulted from decreased revenues compared to the same period in 2004, and a net loss of $4.6 million for the nine months ended September 30, 2005. Reductions in accounts receivable and collections from legal settlements partially offset the use of cash from operating activities.
     Cash used in investing activity during the first nine months of 2005 of $0.1 million was primarily related to computer and office equipment purchases, compared to $7.2 million provided by investing activities for the same period in 2004. The cash generated in 2004 was primarily related to the sale of the SecurityandMore and IVS businesses and related property as well as proceeds from the redemption of marketable securities. The Company does not anticipate that substantial capital investments will be required during the next twelve months.
     Cash provided from financing activity was approximately $3.7 million for the first nine months of 2005, compared to $0.5 million for the same period in 2004. The cash generated in 2005 was from the sale of MDI Common Stock to accredited investors. The cash generated in 2004 was from the exercise of stock options by employees.
     The Company has implemented growth initiatives during 2005 by introducing new complementary products such as integrated digital video recorders and CCTV equipment and accessories which the Company believes will increase revenues through its existing sales channels. The Company has also begun the development of new sales channels through the hiring of additional sales people, signing of distribution partnership agreements and contracts with independent manufactures representative firms. Should the Company be successful in substantially growing its revenue, it will have significantly reduced or eliminated the need for additional cash to fund ongoing operating activities.
     Based upon its revenue growth plans, the Company believes that its current working capital is sufficient to satisfy its liquidity requirements for at least the next 12 months. However, the Company may need to seek additional funding within the next twelve months depending on many factors, including the rate of revenue growth and the timing of introductions of new products and enhancements to our existing products, and market acceptance of our products. If the Company is required to seek additional funding, there is no certainty that additional equity or debt financing will be available to the Company on acceptable terms, or at all. Additionally, if our revenue growth initiatives are unsuccessful, the Company will not have sufficient liquidity to meet anticipated expenses beyond mid-year 2006, without substantial cost reductions, which may adversely affect our ability to meet our customers needs.

Contractual Obligations and Commitments
     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. The Company’s significant operating leases include facilities and office equipment. Monthly payments for the Company’s two facilities total approximately $42,000. These amounts are as of September 30, 2005 (in thousands):

	Total	2005	2006	2007	2008	2009
Contractual obligations and commitments:
Operating leases	$2,257	$145	$519	$536	$544	$513
Severance obligations	10	10	—	—	—	—

	$2,267	$155	$519	$536	$544	$513

     During 2004, the Company vacated its former headquarters facility in Lewisville, Texas and consolidated operations previously maintained in Austin, Texas; Rancho Cucamonga, California; and Fairfax, Virginia into its new headquarters facility in San Antonio, Texas. The headquarters facility consists of approximately 33,000 square feet of office and warehouse space. The San Antonio facility now houses all executive, sales (except for regional sales managers), marketing, technical support, assembly, integration and sustaining engineering activities.
     The Company also maintains a 6,000 square foot office facility in Ontario, California. The California facility is dedicated to the Company’s development engineering staff.
     The accrued severance at September 30, 2005, essentially relates to remaining severance costs related to the Company’s restructuring during 2004 (see Note 6).
Subsequent Events
     None.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Warrant Obligation
     On August 8, 2005, in conjunction with the sale of MDI Commons Stock (See Not 7: Sale of MDI Securities) the Company issued warrants with a value of $1,897,000, which was deducted from the net proceeds received and were initially classified as a liability in accordance with EITF 00-19 and Statement of Financial Accounting Standards No. 133 as the warrants were subject to a registration rights agreement. The warrant liability was reclassified to equity on the effective date of the registration based on the fair value of the warrant on that date. The warrant value was determined by using a Black Sholes model using an initial market price of $1.40 per share based on the shares issued above. The price at the date of effective date of the registration, $1.43 per share, was used at that date. The change in fair value between the warrant issue date and the registration date was not material and has not been recorded as a gain or loss on the accompanying financial statements.
Interest Rates
     An interest rate swap agreement with Bank One remained in effect through February 15, 2004. This agreement expired and terminated in February 2004, and the company paid $52,000 for final settlement of the obligation.
     The Company had no debt during 2004 or during the first nine months of 2005.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and

15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
     MDI is subject to various legal proceedings and claims, that arise in the ordinary course of business.
     In November 2003, a French Trial court awarded the Company and its French subsidiary a 2.5 million Euro (approximately $3.0 million) judgment against a French company, Aasset Security, for unfair trade practices. Of this 2.5 million Euro, the court ordered Aasset Security to begin to pay 1 million Euro in monthly installments of 75,000 Euro. As of September 30, 2005, Aasset Security has paid a total of 757,000 Euros. Pursuant to the terms of a 2001 agreement with French legal counsel, the case has been handled on a partial contingency basis. The contingency fee to be paid to outside counsel may be between 35% to 40% of the payments received, depending upon the timing of the receipts. It is the position of the Company that no fees will be paid under the contingency fee arrangement until there is a final, non-appealable award in favor of the Company and its French subsidiary. Aasset Security filed several appeals against the initial decision of the trial court, the latest one of which was heard by a French Appeal court. The decision from the Appeal court was given on April 20, 2005. The Appeal court’s decision resulted in a 1.0 million Euro reduction in the original judgment to 1.5 million Euro. The Company will continue to pursue the collection of the remaining balance owed, though the timing of collection and Aasset Security’s ability to pay are uncertain.
     Based upon the Court decisions above, the Company recognized $628,000 as other income during the second quarter ended June 30, 2005, and the remaining $350,000 is recorded as an accrued liability for the estimated settlements from the continuing litigation.
     Management believes that there are no other existing legal matters that will have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     On August 8, 2005, MDI, Inc. (“MDI”) entered into a Securities Purchase Agreement with a consortium of 8 private institutions providing for the sale by MDI of 2,900,000 shares of common stock priced at $1.40 per share and the issuance of warrants for a total of 1,450,000 shares, each exercisable at $3.14 per share and having a five year term from the date of issuance. (See Note 7: Sale of MDI Securities). The proceeds from the sale will be used to sustain existing business operations and growth initiates.
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
b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended September 30,2005:
1.	On September 27, 2005, upon the recommendation and approval of the audit committee of its board of directors, MDI, Inc., Inc. (the “Company”) engaged Helin, Donovan, Trubee & Wilkinson, LLP (“HDT&W”) to serve as the Company’s independent auditors, replacing Grant Thornton LLP.

2.	On August 23, 2005, Grant Thornton LLP (“Grant Thornton”) notified MDI, Inc. (the “Company”) that it will decline to stand for reappointment as our independent registered public accounting firm for the year ending December 31, 2005.

3.	On August 8, 2005, MDI, Inc. (“MDI”) entered into 8 identical Securities Purchase Agreements, Registration Rights Agreements and Common Stock Purchase Warrants providing for the sale by MDI of 2,900,000 shares of common stock priced at $1.40 per share and warrants totaling 1,450,000 shares exercisable at $3.14 having a five year term from the date of issuance.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: November 11, 2005	By:	/s/ Jon D. Greenwood
Jon D. Greenwood
Senior Vice President and Chief Financial Officer