Form 10KSB
period 2005-12-31
MDI, INC.
filed 2006-04-03
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-9463

MDI, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2626358
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9725 Datapoint Drive, Suite 200 San Antonio, Texas (Address of principal executive offices)	78229 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of December 31, 2005 was $16,448,712. As of that date 17,685,787 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s Proxy Statement to be filed on or before May 1, 2006.

MDI, INC.
FORM 10-KSB
TABLE OF CONTENTS

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Forward Looking Statements

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

The Company maintains an internet website at www.mdisecure.com. The Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q(SB), Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, under the heading Investors (see Investor Info & SEC Filings), immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC).

The certifications of our Chief Executive Officer and Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 about the disclosure contained in this Annual Report on Form 10-KSB, are included as Exhibits 31.1 and 31.2 to this Annual Report and are available free of charge on the Company’s website under the heading Investors (see Investor Info & SEC Filings).

The common stock of the Company is listed on the NASDAQ Capital Market. All companies listed on the NASDAQ Capital Market must meet the standards that NASDAQ adopts. One such standard is that the stock trade at a price that is $1.00 per share or higher on a consistent basis. When the price of a company’s stock falls below the $1.00 per share minimum for 30 consecutive days, that company usually receives a letter from NASDAQ advising it that to regain compliance with the NASDAQ bid price standard, the closing bid price of its stock must be back at $1.00 per share for 10 consecutive business days during the next 180 calendar days. These standards are described in NASDAQ Marketplace Rule 4310 (the “Rule”). The Company received a letter from NASDAQ on November 17, 2005 advising it that it would be given an initial 180 calendar days, or until May 16, 2006, to regain compliance with the Rule by maintaining a closing bid price of its stock of $1.00 or more for a minimum of 10 consecutive business days. In that letter, NASDAQ said it will notify the Company once it is back in compliance with that NASDAQ standard.

On February 16, 2006, the Company received a letter from the NASDAQ Stock Market notifying the Company that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days, and that the Company has regained compliance with the minimum bid price requirement for continued listing on the NASDAQ Stock Market and is today in compliance with the NASDAQ minimum bid price standard.

Businesses

During 2004, the Company completed major consolidation efforts and non-core divestitures. During 2005, MDI continued streamlining its businesses and is more effectively concentrating on its core business of integrating access control, alarm management and video security management into one centralized control platform that is able to deliver enterprise wide command of the entire physical security and identity management infrastructure.

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

Markets and Strategy

World events and continued regulatory changes have brought continually renewed attention to many sectors within the security industry. Governments, commercial organization and individuals continue to focus much more on their security arrangements in a proactive, rather than reactive manner and the market is growing accordingly. The trend towards seamless integration of physical security systems (access, alarm and video) also continues to grow. The ability to scale systems to need and manage them in the most cost effective and efficient manner is becoming more important for security operators and managers.

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

Products and Services

The Company’s primary lines of business include proprietary software, hardware and its continued support of legacy systems using its SAFEnet® brand of integrated access control software for the enterprise coupled with a scaled-down version for small to mid-sized organizations. The Company’s products are sold to integrators and value added resellers for implementation into end-user environments. The ABM Data Systems and MVP sales models promote their products directly to the end user.

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

Product Design and Development

During its re-organization phase, MDI completed restructuring its engineering team, named a new Vice President of Engineering and relocated its development team from Rancho Cucamonga, CA to Ontario, CA. The engineering team is responsible for product engineering, product development and quality assurance. The members are seasoned industry veterans with many years of experience in the design and development of software solutions and security products for both government and commercial focused organizations. During the fiscal years ended December 31, 2005, 2004, and 2003, the Company expensed approximately $1.7 million, $2.0 million and $1.3 million, respectively, on engineering and software development costs.

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

Competition

Substantial competition exists in all of MDI’s markets. Significant competitive factors include company brand, quality, product performance, customer service, price and ease of integration. MDI’s major competitors in the Integrated Access Control space for both the enterprise and middle markets continue to be Lenel Systems International, Inc. (a subsidiary of United Technologies), Software House (a division of Tyco), General Electric Security, Northern Computers (a subsidiary of Honeywell), DSX and NexWatch (Honeywell).

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

Employees

As of December 31, 2005, the Company had approximately 52 full-time employees, compared with 70 full-time employees worldwide as of December 31, 2004. Personnel reductions during 2005 can be attributed to the consolidation of facilities into the Company’s new San Antonio headquarters, workforce reductions and attrition.

The Company’s future success will depend in large part on its ability to attract and retain highly skilled technical, managerial, financial and sales personnel. None of the Company’s employees are represented by a union or covered by a collective bargaining agreement. The Company has not experienced a work stoppage or strike. Relations with the Company’s employees are considered good.

Mace Asset Sale

On July 1, 2004, The Company sold the consumer/do-it-yourself business (“SecurityandMore”) and the industrial vision business (Industrial Vision Source, or “IVS”), collectively the Company’s former Consumer Retail segment, to Mace Security International, Inc. The total consideration was cash in the amount of $5.6 million paid upon closing. The Company realized a $1.4 million gain from the sale in 2004.

MDI Switzerland Management Buyout

In November 2004, the Company sold 100% of it’s Swiss business, MDI Monitor Dynamics Intl. S.A., to the local management team for a nominal amount. The Company realized a loss from the sale transaction of $133 thousand in 2004. The Company realized a gain from foreign currency translation of $124 thousand related to the Swiss business in 2004.

Honeywell Asset Sale

The CCTV Business sold by the Company to Honeywell International, Incorporated (the “Honeywell Asset Sale”) consisted of assets in the United States, Germany, Italy, Poland, South Africa, Australia, Singapore and the United Kingdom. The sale price of $36 million included a $2.2 million holdback for anticipated royalties due to a license agreement that Honeywell required the Company to enter into (see Note 2: Discontinued Operations) as well as a $5.4 million purchase price hold back. The latter was subject to change in the net value of CCTV assets between March 31, 2002 and December 20, 2002 as well as general representations and warranties made by the Company to Honeywell. The $5.4 million purchase price holdback was to be paid to the Company, with accrued interest, over three installments every six months after the close of the sale.

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

ITEM 1A.	RISK FACTORS

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

The Company may not be profitable in the future

The Company has suffered losses in each of the last five years. The Company has consolidated and reduced expenses during 2005 to reflect the smaller size of the Company following its divestitures. The Company continues to have significant fixed costs that are required to support the installed customer base and maintain a public company status. Should the Company not achieve revenue growth, the Company may incur significant operating expenses to further reduce the size of the infrastructure and can give no assurance that it will achieve profitability or be capable of sustaining profitable operations.

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

The common stock of the Company is listed on the NASDAQ Capital Market. All companies listed on the NASDAQ Capital Market must meet the standards that NASDAQ adopts. One such standard is that the stock trade at a price that is $1.00 per share or higher on a consistent basis. When the price of a company’s stock falls below the $1.00 per share minimum for 30 consecutive days, that company usually receives a letter from NASDAQ advising it that to regain compliance with the NASDAQ bid price standard, the closing bid price of its stock must be back at $1.00 per share for 10 consecutive business days during the next 180 calendar days. These standards are described in NASDAQ Marketplace Rule 4310 (the “Rule”). The Company received a letter from NASDAQ on November 17, 2005 advising it that it would be given an initial 180 calendar days, or until May 16, 2006, to regain compliance with the Rule by maintaining a closing bid price of its stock of $1.00 or more for a minimum of 10 consecutive business days. In that letter, NASDAQ said it will notify the Company once it is back in compliance with that NASDAQ standard.

On February 16, 2006, the Company received a letter from the NASDAQ Stock Market notifying the Company that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days, and that the Company has regained compliance with the minimum bid price requirement for continued listing on the NASDAQ Stock Market and is today in compliance with the NASDAQ minimum bid price standard.

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

The Company has sometimes received notices from others claiming that the Company infringes their patent and intellectual property rights, and the Company has been involved in litigation on patent and intellectual property rights (see Note 9 of the Notes to Consolidated Financial Statements). Companies are more frequently seeking patent protection because of developments in the law that may extend the ability to obtain such patents. As a result, the Company expects to receive more patent infringement claims. Responding to any infringement claim, regardless of its validity, could:

•	be time consuming to defend;

•	result in costly litigation;

•	divert management’s time and attention;

•	require the Company to enter into royalty and licensing agreements that the Company would not normally find acceptable;

•	require the Company to stop selling or to redesign products; and

•	require the Company to pay damages.

ITEM 2.	PROPERTIES

During 2004, the Company vacated it’s former headquarters facility in Lewisville, Texas and consolidated operations previously maintained in Austin, Texas, Rancho Cucamonga, California and Fairfax, Virginia into it’s new headquarters facility in San Antonio, Texas.

The Corporate headquarters facility consists of approximately 33,000 square feet of office and warehouse space. The Company also maintains a 6,000 square foot office facility in Ontario, California. The California facility is dedicated to the Company’s nine person development engineering staff and a eight person sales and support staff.

In an agreement effective November 1, 2005, the Company agreed to sublease 2,380 square feet of its corporate headquarters office space to Armida Technologies, Incorporated. The sublease term is from November 1, 2005 through April 30, 2006. Armida has agreed to pay $15 per square foot, or $2,975.00 per month for the six month period.

During 2005, there were no other material additions or reductions to the Company’s properties.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, MDI is subject to various legal proceedings and claims that arise in the ordinary course of its business.

In November 2003, a French court awarded the Company and its French subsidiary a 2.5 million Euro (approximately $3.2 million) judgment against a French company, Aasset Security, for unfair trade practices. Of this 2.5 million Euro, the court ordered Aasset Security to pay 1 million Euro in monthly installments of 75,000 Euro. As of December 31, 2005, Aasset Security had paid the Company 764 thousand Euro, or approximately $978 thousand. Aasset Security filed several appeals against the initial decision of the trial court, the latest of which was heard by a French court in February 2005. The decision from the Appeal court was given on April 30, 2005. The Appeal Court’s decision resulted in a one million Euro reduction in the original judgment, bringing it down to 1.5 million Euros. Aasset Security then appealed this latest decision to the French Supreme Court. The Company will continue to pursue the collection of the remaining judgment balance owed, though the timing of collection and Aasset Security’s ability to pay are not certain.

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

Subsequently, the French outside legal counsel asked the Company to pay their fee payments on a “time spent” basis. This is in spite of the fact that the appeals process is still incomplete. The Company has refused to pay the contingency fee, since it considers that such success fee would only become payable when the appeals were exhausted by Aasset Security and a definite and final judgment had been awarded and paid to the Company. The French outside counsel then sued the Company before the Paris Bar Association to request payment of their fees. On February 24, 2006, the Paris Bar Association ruled in favor of the French outside counsel. The Company appealed this latest decision on March 6, 2006 and the decision of the Paris Bar Association is not enforceable at this time.

Based on the court decisions above, the Company recognized $628 thousand as other income during the second quarter ended June 30, 2005 with the remaining $340 thousand recorded as an accrued liability for the estimated settlements from the continuing litigation.

Management believes that there are no other existing legal matters that could have a material adverse effect on the Company’s financial condition or results of operations.

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

The following table sets forth the high and low closing prices of the Company’s Common Stock (“Common Stock”) for each quarter during the years ended December 31, 2005 and 2004:

	2005		2004
	High	Low	High	Low

Fourth Quarter	$1.14	$0.61	$1.01	$0.76
Third Quarter	2.62	0.41	1.58	0.94
Second Quarter	0.61	0.37	3.76	1.43
First Quarter	0.93	0.59	1.75	1.11

As of March 28, 2006, there were approximately 1,200 holders of record of the Common Stock.

The Company has not declared or paid any cash dividends on the Common Stock since inception. The declaration of any future cash dividends on the Common Stock will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions and other pertinent factors.

Dividends in the amount of $33,698 were paid during 2005 and 2004 to Victoria & Eagle Strategic Fund (“VESF”), the sole holder of the Company’s Series A preferred stock. Prior to 2004, dividends in the amount of $117,210 were paid annually since the issuance of the Company’s Series A preferred stock. In December 2003, the Company reached an agreement (the “Standstill Agreement”) with VESF, not to redeem the preferred shares for a period of 18 months and lowered the dividend to 200 basis points over one-year LIBOR.

On August 8, 2005, the Company entered into a Securities Purchase Agreement with a consortium of eight private institutions providing for the sale by the Company of 2,900,000 shares of common stock priced at $1.40 per share and the issuance of warrants for a total of 1,450,000 shares, each exercisable at $3.14 per share and having a five year term from the date of issuance. The warrants are first exercisable on the 183rd day after the closing date. MDI was obligated to register the shares and warrant shares for resale on a registration statement within 90 to 120 days. The registration was completed on September 8, 2005. Additionally, the Company paid 7% of the proceeds received to the placement agent for the transaction. The placement agent also received a warrant to purchase 120,000 shares on the same terms as apply to the warrants issued to the Purchasers. The total cash received by MDI at closing was $4,060,000, from which approximately $317,000 was dispersed for transaction related expenses.

The value of the warrants totaling $1,897,000 were deducted from the net proceeds received and were initially classified as a liability in accordance with EITF 00-19 and Statement of Financial Accounting Standards No. 133 as the warrants were subject to a registration rights agreement. The warrant liability was reclassified to equity on the effective date of the registration based on the fair value of the warrants on that date. The warrant value was determined by using a Black Sholes model using an initial market price of $1.40 per share based on the shares issued above. The price at the date of effective date of the registration, $1.43 per share, was used at that date. The change in fair value between the warrant issue date and the registration date was not material and has not been recorded as a gain or loss on the accompanying financial statements.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data for the five fiscal years ended December 31, 2005, have been derived from the Company’s audited consolidated financial statements. The operations effected by the Mace Asset Sale, Switzerland management buyout and the Honeywell Asset Sale are presented as discontinued operations. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the consolidated financial statements and related notes set forth in Item 8 of this Form 10-K

Years Ended December 31

	2005	2004(2)	2003(2)	2002(2)	2001(2)
	(In thousands, except per share data)

Income statement data:
Net sales	$8,797	$14,245	$16,248	$19,558	$18,001
Cost of sales	4,627	7,953	9,728	13,410	12,883

Gross profit	4,170	6,292	6,520	6,148	5,118
Selling, general and administrative expenses	9,495	13,869	14,507	15,619	9,316
Asset and goodwill impairment	—	—	650	3,338	4,466
Depreciation and amortization(1)	832	990	1,821	1,854	4,374

Total operating expenses	10,327	14,859	16,978	20,811	18,156

Operating loss	(6,157)	(8,567)	(10,458)	(14,663)	(13,038)
Other income (expense)	630	(87)	(148)	(2,248)	5,422

Income (loss) from continuing operations before income taxes and accounting change	(5,527)	(8,654)	(10,606)	(16,911)	(7,616)
Income tax expense	—	—	—	—	(104)

Loss from continuing operations	(5,527)	(8,654)	(10,606)	(16,911)	(7,720)
Loss from discontinued operations	(118)	(361)	(783)	(301)	6,259
Gain (loss) on disposal of discontinued operations	—	1,204	—	(12,106)	—

	2005	2004(2)	2003(2)	2002(2)	2001(2)
	(In thousands, except per share data)

Net loss before accounting change	(5,645)	(7,811)	(11,389)	(29,318)	(1,461)
Cumulative effect of accounting change:
Continuing operations(1)	—	—	—	(14,762)	—
Discontinued operations(1)	—	—	—	(11,353)	—

Net loss	(5,645)	(7,811)	(11,389)	(55,433)	(1,461)
Dividend requirements on preferred stock	(34)	(34)	(115)	(117)	(117)

Net loss allocable to common stockholders	$(5,679)	$(7,844)	$(11,504)	$(55,550)	$(1,578)

Basic and Diluted loss per share:
Continuing operations	$(0.31)	$(0.60)	$(0.76)	$(2.26)	$(0.64)

Net loss per share	$(0.32)	$(0.54)	$(0.81)	$(3.95)	$(0.13)

Number of common shares used in computations:	17,686	14,486	14,121	14,047	12,183
Balance sheet data:
Working capital	$3,023	$4,157	$9,286	$17,716	$27,813
Total assets	9,259	12,205	25,836	50,616	122,317
Debt	—	—	—	6,600	21,612
Stockholders’ equity	7,032	8,900	16,300	27,434	78,773

(1)	On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets. No amortization for goodwill was recorded in 2005 or 2004. Goodwill was impaired $729 thousand in 2003 relative to the Mace Asset Sale for the Company’s Consumer Retail businesses and treated as part of discontinued operations.

(2)	There were significant restructuring activities in each year indicating this reference. Essentially all restructuring was completed during 2004. The following table summarizes the charges included in losses from continuing operations resulting from these activities (see Note 3: Restructuring Activity), (in thousands):

	2004	2003	2002	2001

General and Administrative	$1,243	$96	$4,293	$(47)
Asset impairment charges	—	—	2,973	—
Loss on disposal of fixed assets	502	—	—	—

	$1,745	$96	$7,266	$(47)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The consolidated financial statements include the Company’s accounts and its consolidated subsidiaries. The Company is organized into a single selling segment, which is supported by administrative functions such as accounting, human resources, legal and computer support services (the “Corporate Staff”). All significant inter-company balances and transactions among subsidiaries and divisions have been eliminated in consolidation.

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

Goodwill

Goodwill is tested for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. If the carrying amount exceeds the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Fair value of the business units is also determined using the income approach. Under the income approach, value is dependent on the present value of future cash flows and discount rates. The determination of fair value involves estimates of future sales growth, product costs, selling and administrative costs and costs of capital.

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

Reclassifications

Prior year balances have been reclassified to conform with current year presentation due to divestitures that have been reclassified as Discontinued Operations during the periods ended December 31 of 2004, 2003, 2002, and 2001.

Results of Operations

The Company’s financial statements have been restated to report the Company’s Consumer Retain (CCTV, SecurityandMore and IVS) and Swiss businesses as discontinued operations (see Note 2 to the Company’s Consolidated Financial Statements for additional information).

The following table contains information regarding the percentage of net sales for the years ended December 31, 2005, 2004, and 2003 and the percentage changes in these income and expense items from year to year:

				Percentage
				Increase (Decrease)
				Between Periods
	Percentage of Net Sales			2005	2004
	Years Ended December 31,			vs.	vs.
	2005	2004	2003	2004	2003

Net Sales	100.0%	100.0%	100.0%	−38.2%	−12.3%
Cost of sales	52.6%	55.8%	59.9%	−41.8%	−18.3%
Gross profit	47.4%	44.2%	40.1%	−33.7%	−3.5%
Operating expenses:
Selling, general and administrative	107.9%	97.4%	89.3%	−31.5%	−4.4%
Asset and goodwill impairment	0.0%	0.0%	4.0%	0.0%	100.0%
Depreciation and amortization	9.5%	7.0%	11.2%	−16.0%	−45.6%
Operating loss	−70.0%	−60.1%	−64.4%	−28.1%	−18.1%
Other income (expense)	7.2%	−0.6%	−0.9%	824.1%	−41.5%
Loss before taxes, discontinued operations and cumulative effect of accounting change	−62.8%	−60.8%	−65.3%	−36.1%	−18.4%
Income taxes	0.0%	0.0%	0.0%	0.0%	0.0%
Loss from continuing operations	−62.8%	−60.8%	−65.3%	−36.1%	−18.4%
Income (Loss) from discontinued operations	−1.3%	5.9%	−4.8%	114.0%	207.7%
Net loss	−64.2%	−54.8%	−70.1%	−27.7%	−31.4%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, net sales were $8.8 million, a decrease of $5.4 million or 38%, from 2004. The bulk of the revenue decrease was in the MDI product line area. During 2004, the Company was awarded several large access control systems from its customer base. There were no large contract awards during 2005 to replace those awarded during 2004. This led to revenue decreases of $3.2 million in individual system component (or resource) sales, $1.1 million in full system sales and $1.1 million in piece part (or raw material) sales. MVP business sales decreased $0.2 million as wholesale sales were no longer pursued. ABM sales decreased $0.1 million due to two cancelled contracts in 2005. Other than the two credits issued, ABM’s revenues for the period ended December 31, 2005 were about the same as that for 2004.

Gross profit decreased $2.1 million during 2005 due to the lower sales volume, but gross profit, as a percent of sales, increased to 47.4% versus 44.2% in 2004. The improvement was primarily due to a favorable move to integrated systems sales which include higher margin software and services.

Selling, general and administrative expenses (“SG&A”) were $9.5 million for the year ended December 31, 2005, a decrease of $4.4 million (32%) over the same period in 2004. The decrease was primarily related to much lower Company consolidation and restructuring expenses during 2005. The 2004 restructuring efforts resulted in decreases during 2005 in personnel and facilities expenses of $3.3 million and $1.0 million, respectively.

Based on the Company’s FAS 142 analysis, there were no goodwill impairment charges in 2005 or 2004.

Depreciation and amortization expenses were $0.8 million in 2005, a decrease of $0.2 million from 2004. The decrease was primarily due to normal asset depreciation.

In the area of other income and expenses, net other income in 2005 was $630 thousand, compared with net other expenses of $87 thousand in 2004. The increase in other income in 2005 was primarily due to income recognition of $628 thousand related to the Aasset Security judgment received from the French Appeals Court (see Part II, Item 1: Legal Proceedings). The net $87 thousand other income in 2004 resulted from net interest income of $53 thousand, $362 thousand in income from the Honeywell Supply Agreement and a net loss of $502 thousand on office and warehouse equipment sold as a result of relocation activities.

Discontinued operations had a loss of $118 thousand in 2005, primarily due to continued legal and audit costs of closing foreign entities. Discontinued operations had a loss of $361 thousand in 2004, primarily due to operating losses from the Switzerland entity and continued cost of liquidating other foreign entities.

There was no gain or loss on further disposal of discontinued operations during 2005. For the same period in 2004, the gain on disposal of discontinued operations was $1.2 million, which resulted from a net gain from the Mace Asset Sale of $1.4 million and a $0.2 million loss from the Switzerland management buyout and other disposals.

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

There were no goodwill impairment charges in 2004, compared with $650 thousand in 2003 related to the ABM central station alarm management unit.

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

Financial condition, liquidity and capital resources

As of December 31, 2005, the Company had $2.1 million in cash and cash equivalents, a decrease of $1.3 million from $3.4 million at the end of 2004. This decrease is primarily due to our on going operating losses that have been offset by the sale of capital stock.

The Company incurred losses during the years ended December 31, 2005 and 2004. Cash used in operating activities for the 2005 was $4.9 million compared to $10.0 million for 2004.

Cash used in investing activity during the year ended December 31, 2005 of $0.2 million was primarily related to computer and office equipment purchases, compared to $6.6 million provided by investing activities for the same period in 2004. The cash generated in 2004 was primarily related to the sale of the Consumer Retail businesses and related property as well as proceeds from the redemption of marketable securities. The Company does not anticipate that substantial capital investments will be required during the next twelve months.

Cash provided from financing activity was approximately $3.7 million for the year ended December 31, 2005, compared to $0.5 million for the same period in 2004. The cash generated in 2005 was from the sale of MDI Common Stock to accredited investors. The cash generated in 2004 was from the exercise of stock options by employees.

Profitable operations through the execution of our current business plan is based upon our success in increasing sales of our new products and enhancements to our existing products and services. Our current business plan also assumes that we will raise additional capital by mid-year 2006 to finance our operations. No assurance can be given that we will be able to successfully develop our products or markets or secure additional financing on satisfactory terms or at all. Additionally, no assurance can be given that any financing, if obtained, will be adequate to meet our capital needs and to support our expected growth. If adequate capital cannot be obtained on acceptable terms, our operations could be negatively impacted.

In March 2006, we engaged the services, on an exclusive basis, of an agent who previously arranged for a private placement of the Company’s securities. Additionally, management is currently in discussions with other qualified investors, both strategic and otherwise, who have expressed an interest in making an investment in the Company. These discussions are ongoing and some of these parties are in the early stages of conducting their due diligence procedures. In the event the Company is not able to secure equity or debt financing on acceptable terms, the Company’s ability to develop its products and markets and achieve profitability may be adversely affected. Management of the Company believes based on input from its agent, ongoing capital raising activities and expected increases in sales of its products and services that the Company will through a financing event and improved operations be able to satisfy its liquidity requirements for at least the next 12 months.

Contractual obligations and commitments

The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. These amounts are as of December 31, 2005 in thousands:

	Total	2006	2007	2008	2009	2010

Contractual obligations and commitments:
Operating leases	$2,112	$519	$536	$544	$513	$—
Office Sublease	(9)	(9)

Total contractual obligations	$2,103	$510	$536	$544	$513	$—

The Company’s significant operating leases include facilities and office equipment. Monthly payments for the Company’s two facilities total approximately $42 thousand. In an agreement effective November 1, 2005, the Company agreed to sublease 2,380 square feet of its corporate headquarters office space to Armida Technologies, Incorporated. The sublease term is from November 1, 2005 through April 30, 2006. Armida has agreed to pay $2,975 per month for the six month period, with the sixth month paid in advance at lease initiation. At December 31, 2005, Armida had paid the Company three lease payments.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to minimal market risk issues. Exposure to these risks is managed through regular operating and financing activities.

Foreign Exchange

Changes in the foreign currency rates are not expected to have a material effect on the Company’s future consolidated financial position or results of operations. With the divestiture of the Company’s business in Switzerland in November 2004, the Company no longer maintains any materially active foreign-based operations.

On December 15, 2005, the Company provided $76 thousand for start up funding of a new exploratory business effort in Switzerland.

Interest Rates

The Company had no debt as of December 31, 2005.

An interest rate swap agreement with Bank One remained in effect through February 15, 2004. The Company paid $52,000 on February 17, 2004 for the final settlement of the interest rate swap contract.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants

The Board of Directors and Shareholders
MDI, Inc.:

We have audited the accompanying consolidated balance sheet of MDI, Inc. (the Company) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The consolidated financial statements as of December 31, 2004 and for the two year period year then ended were audited by other accountants, and they expressed an unqualified opinion on them in their report dated March 18, 2005. They have not performed any auditing procedures on the financial statements since March 18, 2005.

/s/  Helin, Donovan, Trubee & Wilkinson, LLP

March 11, 2006
Austin, Texas

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MDI, Inc.

We have audited the accompanying consolidated balance sheet of MDI, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  Grant Thornton, LLP

Dallas, Texas
March 18, 2005

MDI, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share and per share data)

ASSETS
Current Assets:
Cash and cash equivalents	$2,140	$3 ,368
Trade accounts receivable, net	1,912	3,249
Inventories	1,008	742
Prepaid expenses and other current assets	191	103
Assets of discontinued operations	—	—

Total current assets	5,251	7,462
Property and Equipment, net	661	1,336
Other Assets:
Goodwill	2,792	2,792
Other intangible assets	35	42
Other assets	520	573

Total assets	$9,259	$12,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$876	$1,019
Accrued expenses	256	521
Deferred legal settlement	388	388
Accrued compensation	401	971
Accrued royalties	—	82
Other current liabilities	70	106
Deferred revenue	236	218

Total current liabilities	$2,227	$3,305
Long-Term Liabilities	—	—
	—	—
Total liabilities	$2,227	$3,305
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 21,174,137 and 18,105,953 shares issued at December 31, 2005 and December 31, 2004, respectively	212	181
Additional paid-in-capital	166,926	163,146
Accumulated deficit	(122,382)	(116,703)
Accumulated other comprehensive income	—	—
Treasury stock, at cost (3,488,350 common shares at December 31, 2005 and 2004)	(38,701)	(38,701)

Total stockholders’ equity	7,032	8,900

Total liabilities and stockholders’ equity	$9,259	$12,205

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended December 31,
	2005	2004	2003
	(In thousands, except share and per share data)

Net sales	$8,797	$14,245	$16,248
Cost of sales (exclusive of depreciation shown separately below)	4,627	7,953	9,728

Gross profit	4,170	6,292	6,520
Other operating costs:
		14,486,103	14,121,463
Selling, general and administrative	9,495	13,869	14,507
Asset and goodwill impairment	—	—	650
Depreciation and amortization	832	990	1,821
	10,327	14,859	16,978

Operating loss	$(6,157)	$(8,567)	$(10,458)
Other income (expense):
Interest expense	—	(1)	(544)
Interest income	3	54	292
Loss on sale of investments	(2)	(502)	(79)
Foreign exchange gains (losses)	—	—	(40)
Other, net	629	363	223

	630	(87)	(148)

Loss before income taxes, discontinued operations and cumulative effect of accounting change	$(5,527)	$(8,654)	$(10,606)
Income taxes	—	—	—

Loss from continuing operations	$(5,527)	$(8,654)	$(10,606)
Income (loss) from discontinued operations	(118)	(361)	(783)
Gain (loss) on disposal of discontinued operations	—	1,204	—

Net loss	$(5,645)	$(7,811)	$(11,389)
Dividend requirements on preferred stock	(34)	(34)	(115)

Net loss allocable to common stockholders	$(5,679)	$(7,845)	$(11,504)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.31)	$(0.60)	$(0.76)
Discontinued operations	(0.01)	0.06	(0.06)

Basic and diluted loss per share	$(0.32)	$(0.54)	$(0.81)

Number of common shares used in computations:	17,685,787	14,486,103	14,121,463

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		other
	Preferred Stock		Common Stock		paid-in	Accumulated	comprehensive	Treasury Stock
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	Shares	Amount	Total
	(In thousands, except share data)

Balance, January 1, 2003	195,351	$977	17,494,238	$175	$162,269	$(97,354)	$50	3,470,150	$(38,683)	$27,434

Net loss						(11,389)				(11,389)
Other comprehensive loss:
Foreign currency translation adjustment							74			74
Unrealized loss on investments held for sale, net of tax							(36)			(36)

Total										(11,351)
Repurchase of treasury stock								18,200	(18)	(18)
Exercise of stock options and warrants			150,715	1	145					146
Stock comp expense					204					204
Preferred stock dividends						(115)				(115)

Balance, December 31, 2003	195,351	$977	17,644,953	$176	$162,618	$(108,858)	$88	3,488,350	$(38,701)	$16,300

Net loss						(7,811)				(7,811)
Other comprehensive loss:
Foreign currency translation adjustment							(124)			(124)
Realized loss on investments held for sale, net of tax							36			36

Total										(7,899)
Exercise of stock options and warrants			461,000	5	528					533
Preferred stock dividends						(34)				(34)

Balance, December 31, 2004	195,351	$977	18,105,953	$181	$163,146	$(116,703)	$—	3,488,350	$(38,701)	$8,900

Net loss						(5,645)				(5,645)
Other comprehensive loss:
Foreign currency translation adjustment
Realized loss on investments held for sale, net of tax

Total										(5,645)
Issuance of common stock			2,900,000	29	3,715					3,744
Exercise of stock options and warrants			168,184	2	65					67
Preferred stock dividends						(34)				(34)

Balance, December 31, 2005	195,351	$977	21,174,137	$212	$166,926	$(122,382)	$—	3,488,350	$(38,701)	$7,032

The accompanying notes are an integral part of the consolidated financial statements.

MDI, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Operating Activities:
Net loss	$(5,645)	$(7,811)	$(11,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of fixed assets	2	502	103
Loss (gain) on sale of investments	—	55	79
Loss (gain) on sale of business	—	(1,204)	—
Stock based compensation	—	—	349
Write down of non-compete deferred income	—	(408)	(1,119)
Realized foreign currency translation losses	—	(86)	66
Depreciation and amortization	833	991	2,331
Provision for losses on accounts receivable	(54)	211	330
Asset impairment	—	—	1,711
Mark-to-market interest rate swap	—	52	188
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	1,392	(1,385)	1,213
Inventories	(267)	1,841	(442)
Prepaid and other current assets	(34)	2,631	3,883
Trade accounts payable	(143)	(1,641)	(601)
Accrued and other current liabilities	(934)	(3,777)	(5,174)

Net cash provided by (used in) operating activities	(4,850)	(10,029)	(8,472)

Investing Activities:
Purchases of property and equipment	(154)	(221)	(1,265)
Proceeds from the sale of property and equipment	—	30	1,608
Proceeds from sale of businesses	—	5,340	—
Proceeds from redemption of marketable securities	—	1,444	5,187
Purchases of marketable securities	—	—	(6,801)
Earn out payments on prior acquisitions	—	—	(223)

Net cash provided by (used in) investing activities	(154)	6,593	(1,494)

Financing Activities:
Issuance of common stock	3,810	533	—
Purchase of treasury stock	—	—	(18)
Payment of preferred stock dividends	(34)	(34)	(115)

Net cash provided by (used in) financing activities	3,776	499	(133)

Net increase (decrease) in cash and cash equivalents	(1,228)	(2,937)	(10,099)
Effect of exchange rate changes on cash	—	(2)	(30)
Cash and cash equivalents, beginning of period	3,368	6,307	16,436

Cash and cash equivalents, end of period	$2,140	$3,368	$6,307

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—	$1
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MDI, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

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

Liquidity

The Company has incurred losses and negative cash flows from operations and estimates that cash and cash equivalents along with available working capital will sustain its operations through at least mid 2006. The Company’s ability to finance its operations beyond mid 2006 is dependent upon its establishing improved operations, raising additional capital through public or private equity financings or securing other sources of financing to fund operations.

In March 2006, we engaged the services, on an exclusive basis, of an agent who previously arranged for a private placement of the Company’s securities. Additionally, management is currently in discussions with other qualified investors, both strategic and otherwise, who have expressed an interest in making an investment in the Company. These discussions are ongoing and some of these parties are in the early stages of conducting their due diligence procedures. In the event the Company is not able to secure equity or debt financing on acceptable terms, the Company’s ability to develop its products and markets and achieve profitability may be adversely affected. Management of the Company believes based on input from its agent, ongoing capital raising activities and expected increases in sales of its products and services that the Company will through a financing event and improved operations be able to satisfy its liquidity requirements for at least the next 12 months.

Nature of Operations

The Company is engaged in designing, marketing, selling and servicing security products for use in industrial, governmental and other surveillance markets worldwide. The Company is headquartered in San Antonio, Texas and also maintains a sales and engineering facility in Ontario, CA. A Corporate support group in San Antonio provides human resources, legal, financial, information technologies, accounting and reporting functions for the entire business.

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

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments

The fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their fair value based on the short maturities of these instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had approximately $0.1 million and $0.0 million respectively, in foreign bank accounts.

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

The table below shows the roll forward of inventory provisions for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Beginning balance	$291	$372	$182
Charged to expense	196	45	203
Usage	(374)	(126)	(13)

Closing balance	$113	$291	$372

Property and Equipment

Property and equipment, when acquired, are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to 30 years or, in the case of leasehold improvements, over the term of the lease, if shorter.

Engineering and Software Development Expenses

The Company capitalizes software development costs.  These represent the costs incurred from the time technological feasibility is established until the software is ready for use in the Company’s products. Engineering and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company’s revenue producing products and are amortized over an estimated useful life of three to eight years in relation to the expected revenues of each product. Software development costs are regularly reviewed for impairment, and a loss is recognized when the net realizable value falls below the unamortized cost. Engineering and development expenses were $2.1 million, $2.0 million and

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

$1.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. No costs were capitalized in 2005, 2004 and 2003.

Internal Use Software

The Company capitalizes external direct costs of materials and services, internal payroll and related payroll costs and other qualifying costs incurred with developing or obtaining internal software. These costs are amortized over three to eight years. No costs were capitalized in 2005, 2004 and 2003.

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

Revenue Recognition

Revenue for product sales and services is recognized when a firm sales agreement is in place, the price is fixed and determinable, delivery has occurred and collectibility is probable. Revenues from royalties are recognized as earned, based upon the shipment of products covered by license agreements, and collectibility is probable. Revenue from the sale of contract software maintenance service is recognized over the one-year term of the agreement.

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

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

The table below shows the roll forward of warranty expense for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003

Beginning balance	$80	$72	$69
Charged to expense	19	14	5
Usage	(16)	(6)	(2)

Closing balance	$83	$80	$72

Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive income (loss) presented in the statement of stockholders’ equity consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on investments held for sale.

Advertising

The Company recognizes advertising expenses as incurred. The Company’s advertising expense was $110 thousand, $50 thousand and $96 thousand for 2005, 2004 and 2003 respectively.

Earnings Per Share

The Company computes basic income (loss) per share based on the weighted average number of shares of Common Stock outstanding. Diluted income (loss) per share includes the number of additional shares of Common Stock that would have been outstanding if the potential dilutive effect of the conversion of stock options, convertible preferred stock and the exercise of outstanding warrants had been included. For the years ended December 31, 2005, 2004 and 2003, respectively, all stock options, preferred shares or warrants were excluded from the computation of diluted loss per share because the effect would have been anti-dilutive.

Marketable Securities

During the year ended December 31, 2004, all remaining securities were either called or sold. The Company did not own any marketable securities at December 31, 2005.

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

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

following table illustrates the effect on operations and per share data as if the Company had applied the fair value method.

	2005	2004	2003

Loss from continuing operations before cumulative effect of accounting change allocable to common stockholders:
As reported	$(5,561)	$(8,687)	$(10,721)
Deduct: Total stock-based compensation under fair value based method for all awards	(1,390)	(1,456)	(297)

Pro forma	$(6,951)	$(10,143)	$(11,018)
Basic and diluted loss per share from continuing operations before cumulative effect of accounting change:
As reported	$(0.31)	$(0.60)	$(0.76)
Pro forma	$(0.39)	$(0.70)	$(0.78)

The fair value of these options for all periods presented was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 85 to 91 percent; risk-free interest rates ranging from 3.2 to 4.4 percent; no dividend yield; and expected lives of one to seven years.

The weighted average fair value per share of options granted for 2005, 2004 and 2003 was $0.80, $1.32, and $0.88, respectively.

Recent Accounting Pronouncements

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company’s audited financial statements.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company’s audited financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s audited financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r). In addition, the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. The adoption of SFAS 123(r) is expected to increase compensation expense during periods that employees vest in their stock options.

Note 2:	Discontinued Operations

During the year ended December 31, 2005, the Company continued its plans to divest itself of its final remaining foreign entities. While the bulk of the divestitures were accomplished during 2004, there still remained entities in France and South Africa to be completed. The total discontinued operations activities during 2005 generated a net loss of $118 thousand. The loss was primarily due to foreign legal and audit fees. During the liquidation process, certain claims have been made against the Company’s French, Belgian and German entities. At the end of December 2005, $365 thousand is included in accrued liabilities for unsettled claims. Included in the accrual is $340 thousand for resolution of the Aasset Security settlement (see Legal Section).

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

On July 1, 2004, the Company sold its SecurityandMore and Industrial Vision Source (Consumer Retail) distribution businesses to Mace Security International, Inc. (“Mace”). The total consideration paid in the Acquisition consisted of cash in the amount of $5.6 million paid upon closing. The Company realized a gain from the sale transaction of $1.4 million in 2004. The Consumer Retail businesses are presented as discontinued operations for all periods.

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Following is a summary of the net gain (loss) from the Company’s sale of its Consumer Retail businesses (in millions):

	2005	2004

Net proceeds received	$—	$5.6
Net asset value for sold businesses	—	(3.4)
Goodwill	—	(0.7)
Professional fees and transaction costs	—	(0.3)

Net gain (loss) on sale of businesses	$—	$(1.2)

Following is a summary of the discontinued operations (in thousands):

	Twelve months ended December 31, 2005
			Total
	Consumer	Commercial	Discontinued
	Retail	Government	Operations

Net Sales	$—	$—	$—
Gross Profit	—	(33)	(33)
Operating income (loss):	—	(127)	(127)
Income from discontinued operations	—	(118)	(118)

	Twelve months ended December 31, 2004
			Total
	Consumer	Commercial	Discontinued
	Retail	Government	Operations

Net Sales	$10,444	$661	$11,105
Gross Profit	2,337	269	2,606
Operating income (loss):	169	(687)	(518)
Income (loss) from discontinued operations	170	(531)	(361)

	Twelve months ended December 31, 2003
	Consumer	Commercial	Total Discontinued
	Retail	Government	Operations

Net Sales	$21,473	$2,221	$23,694
Gross Profit	4,681	612	5,293
Operating income (loss):	959	(3,975	(3,016)
Income (loss) from discontinued operations net of tax expense of $(123)	951	(1,734)	(783)

Note 3:	Restructuring Activity

The following tables illustrate the effects of restructuring activities (in thousands) for the years 2005, 2004 and 2003:

	Accrued as of	2005	Non-cash	Amount	Accrued as of
	December 31,	Charge	Asset	Paid in	December 31,
	2004	(Credit)	Write down	Cash	2005

Severance	97	10	—	(87)	10
Relocation costs	133	—	—	(133)	—

	$230	$10	$—	$(220)	$10

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Accrued as of	2004	Non-cash	Amount	Accrued as of
	December 31,	Charge	Asset	Paid in	December 31,
	2003	(Credit)	Write down	Cash	2004

United Kingdom lease	330	—	—	(330)	—
Severance	700	948	—	(1,551)	97
Relocation costs	—	295	—	(162)	133
Lewisville headquarters disposal of assets	—	502	(502)	—	—

	$1,030	$1,745	$(502)	$(2,043)	$230

	Accrued as of	2003	Non-cash	Amount	Accrued as of
	December 31,	Charge	Asset	Paid in	December 31,
	2002	(Credit)	Write down	Cash	2003

Ohio plant closure severance	175	(66)		(109)	—
United Kingdom lease	600	(90)		(180)	330
Zurich lease	228	(148)		(80)	—
Severance	1,249	400		(949)	700

	$2,252	$96	$—	$(1,318)	$1,030

The losses (credits) were classified in statements of operations as follows (in thousands):

	2005	2004	2003

General and administrative	$10	$1,243	$96
Loss on sale of investments	—	502	—

	$10	$1,745	$96

Relocation and consolidation

During 2004, the Company’s management and Board of Directors decided to reorganize and relocate the Company in order to more effectively concentrate on its core business areas and more efficiently develop advanced product lines. Therefore, the Company divested the Consumer Retail business group to MACE in June 2004 and its remaining foreign entities by November 2004. Additionally, Corporate operations were moved from Lewisville, TX to San Antonio, TX to help lower operating costs. The Company also decided to change from a Business Unit orientation to one more in line with its product areas. In connection with the restructure, move and consolidation, certain costs were incurred related to those decisions. General and administrative expenses were recorded for $121,000 in moving expenses, $92,000 in relocation costs, $7,000 for hiring and training new employees and $948,000 in severance costs. Due to the relocation of the ABM product line from Austin, TX to San Antonio, the Company agreed to a settlement of $75,000 to terminate the Austin lease. As a result of the consolidation and relocation of offices in 2004, the Company recorded $502,000 as a loss on the disposal of fixed assets.

During 2005, the Company paid $133 thousand for relocation and $87 thousand in severance expenses. The remaining $10 thousand accrual is for final severance payments related to the Company’s relocation and consolidation activities.

Executive and Management Severance

In June 2003, the Company recognized a $400 thousand severance liability for seven members of its corporate staff. In addition, a severance agreement with Mr. George Broady, a former Vice Chairman and Joint Chief Executive Officer, obligated the Company to advance upon the occurrence of a triggering event funds needed for the

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

exercise of certain stock options granted to Mr. Broady. Subsequently, Mr. Broady was reemployed as a special assistant to the then current CEO, Mr. Brian Tate, with a monthly salary of $2.5 thousand.

In January 2004, final settlement agreements were reached on discounted terms with several former executives that required cash payments of approximately $700 thousand. As a part of these final settlements, the Company severed all employment ties with Mr. Broady and terminated its June 2003 severance obligation to Mr. Broady through, among other things, the grant of 300,000 options to purchase the Company’s common stock at $0.95 per share.

Mr. Brian Tate, a former Chief Executive Officer and Chairman of the Company’s Board of Directors, resigned his position on the Company’s Board of Directors effective March 31, 2004. Pursuant to an agreement dated April 15, 2004, all employment-related issues between Mr. Tate and the Company have been concluded. Mr. Tate was paid $300,000 in severance. As a condition to receiving the severance payment, Mr. Tate exercised his right to purchase 155,000 shares of the Company’s common stock and paid $161,200 to the Company in April 2004.

Mr. Danny Mills separated from the Company on July 9, 2004 as an employee and as its President and Chief Executive Officer. Pursuant to an agreement dated July 9, 2004, all employment-related issues between Mr. Mills and the Company have been concluded. Mr. Mills was paid $90,000 in severance.

Following the sale of the Consumer Retail business units and the subsequent consolidation of the Company, employees leaving the Company were paid severance. During 2004, the Company incurred $948,000 and paid $851,000 in cash for all severance payments related to consolidation activities, including Mr. Mills, and Mr. Tate.

At December 31, 2005, the remaining accrued severance was $10,000, all related to reorganization events.

United Kingdom Lease

In the Honeywell Asset Sale, Honeywell did not assume the lease for the Company’s Warrington (Manchester) facility in the United Kingdom. At the end of 2002, the Company had accrued $600,000 to cover the contractual liabilities for the balance of the term of the lease. At the end of 2003, approximately $330,000 was left on the balance sheet for the remaining lease obligation, after reducing the estimated cost of settlement by $90,000 due to the favorable progress in the settlement negotiations. During the first quarter of 2004, the Company reached a final settlement with the landlord. The final settlement was for $330,000 and was completely paid in June 2004.

Closure of the Ohio Plant

On June 5, 2002, the Company announced the closure of its manufacturing facility in Carroll, Ohio (the “Ohio Plant”). Final severance payments of approximately $109,000 were paid to the Ohio plant employees during the first two quarters of 2003.

Zurich Lease

In May 2003, the Company agreed to terminate it’s lease for executive office space in Zurich, Switzerland and paid the landlord $80,000.

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 4:	Trade Accounts Receivable

Supplemental information on net trade accounts receivable (in thousands):

	Year ended December 31,
	2005	2004

Gross trade accounts receivable	$2,131	$3,523
Less: allowance for doubtful accounts	(219)	(183)
Less: allowance for returns	—	(91)

	$1,912	$3,249

Allowances for trade accounts receivable (in thousands):

	Balance at			Balance at
	Beginning	Charged to	Deductions	End of
	of Period	Operations	from A/R	Period

Year ended December 31, 2005	$274	$83	$(138)	$219
Year ended December 31, 2004	169	114	(9)	274
Year ended December 31, 2003	69	104	(4)	169

Note 5:	Property and Equipment

The components of property and equipment are as follows (in thousands):

		December 31,
	Useful Lives	2005	2004

Machinery and equipment	3-7 years	$532	$525
Furniture and fixtures	3-7 years	279	261
Software	3-8 years	3,676	3,681
Buildings and land	20-30 years	170	68

		4,657	4,535
Accumulated depreciation		(3,996)	(3,199)

		$661	$1,336

Note 6:	Income Taxes

The provision (benefit) for taxes consists of the following (in thousands):

Year Ended December 31,
	2005	2004	2003

Federal
Current	$—	$—	$—
Deferred	—	—	—
State	—	—	—
Foreign	—	—	—
	$—	$—	$—

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Loss before provision (benefit) from taxes consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003

United States	$(5,645)	$(8,654)	$(8,353)
Foreign	—	—	(3,314)

	$(5,645)	$(8,654)	$(11,667)

The Company’s effective income tax rate differed from the U.S. Federal statutory rate as follows:

	Year Ended December 31,
	2005	2004	2003

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State tax effect	(3.0)	(3.0)	(3.3)
Other non-deductible expenses	0.3	0.3	0.3
Net change in deferred tax assets	33.2	29.8	46.1
Other, net	3.5	6.9	(9.1)

	0.0%	0.0%	0.0%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Inventories	53	$116
Accounts receivable	81	93
Accrued expenses	134	439
Net operating loss carry forwards	26,598	26,979
Other, net	36	220

Gross deferred tax assets	26,903	$27,847
Deferred tax liabilities:
Property and equipment	(68)	(66)
Goodwill amortization and impairment	(651)	(601)

Gross deferred tax liabilities	(719)	$(667)
Valuation allowance	(26,184)	(27,180)
Net deferred tax asset	$—	$—

At December 31, 2005, 2004, and 2003, the Company had federal, state and foreign net operating loss carry forwards of approximately $78.2 million, $72.4 million and $62.9 million, respectively. Federal net operating loss carry forwards expire in 2021 to 2025.

The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carry forward periods (2006-2025) and is subject to change depending on tax laws in effect in years in which carry forwards are used.

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 7:	Goodwill

A summary of the changes in goodwill, by prior year segments, is as follows (in thousands)

	Commercial	Consumer
	Government	Retail	Total

Net carrying value at December 31, 2002	$4,603	$729	$5,332
Settlement of earn out payment on prior acquisition	(100)	—	(100)
Impairment losses	(1,711)	—	(1,711)

Net carrying value at December 31, 2003	$2,792	$729	$3,521
Sale of business	—	(729)	(729)
Net carrying value at December 31, 2004	$2,792	$—	$2,792

No adjustment during 2005	—	—	—
Net carrying value at December 31, 2005	$2,792	$—	$2,792

The Company adopted SFAS No. 142 as of January 1, 2002. Under SFAS No. 142, goodwill impairment may exist if the net book value of a reporting unit exceeds its estimated fair value.

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

As part of the impairment test as of December 31, 2003, the Company determined that an impairment charge was necessary for the MDI Switzerland reporting unit and the ABM reporting unit. The 2003 charges included goodwill impairments of $1,061,000 related to MDI Switzerland, included as a component of discontinued operations, and $650,000 related to ABM.

As part of the impairment test as of December 31, 2004, the Company determined that no impairment charge was necessary for the MDI reporting unit. The 2004 Consumer/Retail goodwill write off was related to the Mace Asset Sale. Following the Mace Asset Sale, the Company has only one segment remaining, primarily consisting of the MDI reporting unit.

As part of the impairment test as of December 31, 2005, the Company determined that no impairment charge was necessary for the MDI reporting unit since its net book value did not exceed its estimated fair value.

Note 8:	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted	December 31, 2005
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value

Intangible assets subject to amortization Patents and trademarks	17.1	$98	$(63)	$35

		December 31, 2004

Intangible assets subject to amortization Patents and trademarks	17.1	$98	$(56)	$42

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Amortization expense related to intangible assets subject to amortization was $7,000, $7,000, and $281,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The aggregate estimated future amortization expense for intangible assets as of December 31, 2005 is as follows (in thousands):

Years Ending December 31,	Amortization Exp.

2006	7
2007	7
2008	7
2009	7
2010	7

Total	$35

Note 9:	Royalty Claim

On April 21, 2003, the Company reached a settlement in the amount of approximately $625,000 related to a patent infringement claim. An initial payment of $156,000, representing 25% of the settlement was paid by the Company during April 2003. The remaining amount, plus interest, is being paid in monthly installments of $21,000 over the ensuing 24 months. At December 31, 2004 the Company has accrued for the remaining four payments totaling $82,000. During 2005 all remaining payments were made and the claim was paid in full in June 2005.

Note 10:	Financing Arrangements

Line of Credit

As of the end of 2005, the Company did not have a line of credit or loan facility.

The Company maintained a small credit facility in Switzerland with a balance less than $100,000 to fund the working capital needs of its new Swiss business activities.

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

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 11:	Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space, as well as data processing and office equipment, under long-term, non-cancelable leases. Minimum future rental payments for all long-term non-cancelable operating leases are presented below (in thousands):

Years Ending December 31,

2006	510
2007	536
2008	544
2009	513
Thereafter	—

Total	$2,112

Total rent expense was as follows (in thousands):

Years Ending December 31,

2005	$543
2004	653
2003	710

Litigation

In November 2003, a French court awarded the Company and its French subsidiary a 2.5 million Euro (approximately $3.2 million) judgment against a French company, Aasset Security, for unfair trade practices. Of this 2.5 million Euro, the court ordered Aasset Security to begin to pay 1 million Euro in monthly installments of 75,000 Euro. As of December 31, 2005, Aasset Security had paid the Company 764 thousand Euro, or approximately $978 thousand. Aasset Security filed several appeals against the initial decision of the trial court, the latest one of which was heard by a French court in February 2005. The decision from the Appeal court was given on April 30, 2005. The Appeal Court’s decision resulted in a one million Euro reduction in the original judgment, bringing it down to 1.5 million Euros. Aasset Security then appealed this latest decision to the French Supreme Court. The Company will continue to pursue the collection of the remaining judgment balance owed, though the timing of collection and Aasset Security’s ability to pay are not certain.

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

Subsequently, the French outside legal counsel asked the Company to pay their fee payments on a “time spent” basis. This is in spite of the fact that the appeals process is still incomplete. The Company has refused to pay the contingency fee, since it considers that such success fee would only become payable when the appeals were exhausted by Aasset Security and a definite and final judgment had been awarded and paid to the Company. The French outside counsel then sued the Company before the Paris Bar Association to request payment of their fees. On February 24, 2006, the Paris Bar Association ruled in favor of the French outside counsel. The Company appealed this latest decision on March 6, 2006 and the decision of the Paris Bar Association is not enforceable at this time.

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Based on the court decisions above, the Company recognized $628 thousand as other income during the second quarter ended June 30, 2005 with the remaining $340 thousand recorded as an accrued liability for the estimated settlements from the continuing litigation.

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

On December 19, 2003, the Company entered into a standstill agreement with Victoria and Eagle Strategic Fund (VESF), agreeing not to redeem the preferred shares for eighteen months and lowered the dividend rate to 200 basis points over one-year LIBOR for the effective period of the standstill agreement. In addition to owning all preferred shares, VESF held approximately 2 million shares of common stock of the Company as of December 31, 2005.

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

On December 13, 2001, the Board of Directors granted Briarwood, the Company’s former landlord, warrants to purchase 100,000 shares of the Common Stock at an exercise price of $1.55 per share in connection with the building and land financing. These warrants expire ten years from the grant date, were valued at $100,000 and were amortized over the term of the related financing obligation. The fair value of the warrants was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected volatility of 81%, a risk free interest rate of 4.4% and no dividend yield. In August 2004, these warrants were terminated pursuant to a warrant termination agreement between the Company and Briarwood.

On August 8, 2005, the Company entered into a Securities Purchase Agreement with a consortium of eight private institutions providing for the sale by the Company of 2,900,000 shares of common stock priced at $1.40 per share and the issuance of warrants for a total of 1,450,000 shares, each exercisable at $3.14 per share and having a five year term from the date of issuance. The warrants are first exercisable on the 183rd day after the closing date. MDI was obligated to register the shares and warrant shares for resale on a registration statement within 90 to 120 days. The registration was completed on September 8, 2005. Additionally, the Company is obligated to pay 7% of the proceeds received to the placement agent for the transaction. The placement agent also received a warrant to purchase 120,000 shares on the same terms as apply to the warrants issued to the Purchasers. The total cash received by MDI at closing was $4,060,000, from which approximately $317,000 was dispersed for transaction related expenses.

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

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

2002 Stock Incentive Plan

On June 7, 2002, the Company’s stockholders voted to amend and replace the Company’s existing stock option plan with the 2002 Stock Incentive Plan (the “2002 Plan”). The purpose of the 2002 Plan is to allow the Company to provide more attractive equity incentives to retain existing employees, to attract prospective employees and to obtain the services of directors and consultants. The 2002 Plan covers 5,000,000 shares of Common Stock, an increase of 2,800,000 shares over the amount available under the previous Plan. To the extent that these options are exercised in the future, they will decrease the existing stockholders’ percentage equity ownership in the Company and will be dilutive to existing stockholders. The issuance and exercise of additional options could have the effect of diluting the earnings per share and book value per share of the outstanding Common Stock. At December 31, 2005, there were 1,102,408 shares available for grant under the 2002 Plan.

1997 Incentive Stock Option Plan

The Company’s 1997 Incentive Stock Option Plan (the “1997 Plan”) covers options for up to 400,000 shares of Common Stock. Options under the 1997 Plan are awarded based on the Company’s ability to meet one or more definitive performance measurements for a fiscal year. The 1997 Plan is a formula-based plan administered by the Compensation Committee of the Board of Directors. Options granted under the 1997 Plan are limited to 1% of the outstanding Common Stock. On December 31, 2005, there were 398,440 shares of Common Stock available for grant under the 1997 Plan.

Stock Option Grants

Option prices are equal to the market price at the date of grant. Shares under grant generally become exercisable within three years after the date of grant and expire after ten years. The Honeywell Asset Sale triggered the change of control provisions in the Company’s stock option plans that provided for the immediate vesting of all outstanding stock options. On September 23, 2005, the Board of Director’s accelerated vesting of all remaining option grants that were not previously vested.

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Information with respect to options outstanding and changes for each of the three years in the period ended December 31, is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	2,071,373	$1.30	1,562,015	$1.52	1,642,541	$3.35
Granted	1,613,000	0.80	1,976,500	1.32	1,154,000	1.12
Exercised	(168,184)	1.28	(461,000)	1.16	(8,215)	1.10
Forfeited	(278,096)	1.26	(1,006,142)	1.77	(1,226,311)	3.59

Outstanding at end of year	3,238,093	$1.05	2,071,373	$1.30	1,562,015	$1.52
Options exercisable at end of year	3,238,093	$1.05	1,529,706	$1.29	588,015	$2.18

Additional information about stock options at December 31, 2005 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted	Weighted	Weighted
		Average	Average	Average	Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.45 to $0.89	1,258,800	9.5 years	$0.71	1,258,800	$0.71
$0.90 to $1.50	1,883,833	7.3 years	1.22	1,883,833	1.22
$1.51 to $1.60	85,000	8.2 years	1.57	85,000	1.57
$1.61 to $9.25	10,460	4.5 years	8.06	10,460	8.06

	3,238,093	9.5 years	$1.05	3,238,093	$1.05

Note 14:	Concentration of Risks

The Company’s revenues are concentrated around its integrated access control products and related services. Revenues from the access control systems were 95%, 92% and 86% in 2005, 2004 and 2003 respectively.

Three of the Company’s customers Evergreen, Johnson Controls and M. C. Dean, all prime contractors of U.S. federal government projects, accounted for approximately 18%, 6% and 6% of revenue respectively in 2005, 4%, 16% and 6% of revenue respectively in 2004 and 1%, 2% and 1% of revenue respectively in 2003.

A single contract manufacturer was the Company’s largest supplier of access control equipment in 2005, 2004 and 2003. Dell, Inc. is the largest supplier of computer products. Loss of any one of these suppliers could result in short-term supply problems and a possible loss in sales. The Company continuously seeks and evaluates potential vendors to bridge any supply chain disruptions that may occur in its business operations.

Note 15:	Related Party Transactions

The Company had no related party transaction during the years ended December 31, 2005 or 2004.

During 2003, the Company engaged the firm Neonova to assess its network and telecommunication infrastructure. The Company paid Neonova $15,000, plus incidental expenses, for the assessment report completed in December 2003. Neonova is a wholly owned subsidiary of Digitel, Inc. At that time, Bryan Tate, the previous CEO of American Building Control ( the predecessor of MDI), was the majority owner and Chairman of Digitel.

MDI, Inc.

Notes to Consolidated Financial Statements — (Continued)

Note 16:	Quarterly Operating Results (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
Net sales	$1,948	$1,754	$2,346	$2,749
Gross profit	986	803	1,079	1,302
Net loss	(1,754)	(1,307)	(1,588)	(1,029)
Net loss per share, basic:	$(0.12)	$(0.09)	$(0.10)	$(0.06)

Net loss per share, diluted:	$(0.12)	$(0.09)	$(0.10)	$(0.06)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2004:
Net sales	$3,459	$3,265	$4,575	$2,946
Gross profit	1,352	1,481	2,352	1,107
Net loss	(2,792)	(2,408)	(809)	(1,836)
Net loss per share, basic:	$(0.19)	$(0.17)	$(0.06)	$(0.12)

Net loss per share, diluted:	$(0.19)	$(0.17)	$(0.06)	$(0.12)

Note 17:	Subsequent Events

On December 8, 2005, the Company entered into a letter of agreement with Ecomatrix Funding, Inc., pursuant to which the Company agreed to purchase selected assets and intellectual property rights used in the business conducted by Advanced Security Link, (“ASL”) of Costa Mesa, California. The transaction as described above, closed on January 6, 2006 and the Company issued to Ecomatrix Funding, Inc. 2,000,000 shares of its common stock. ASL is now a business entity within the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During 2005, the Company changed its independent auditors.

On August 23, 2005, Grant Thornton advised the Company that it will decline to stand for reappointment as the independent registered public accounting firm of the Company for the year ending December 31, 2005. Grant Thornton advised the Company that effective at the earlier of November 15, 2005, the date the Company anticipates filing its Form 10-QSB for the quarter ended September 30, 2005 with the Securities and Exchange Commission (“SEC”), or the appointment of a new independent registered public accounting firm by the audit committee of the Company’s board of directors, Grant Thornton will no longer be the Company’s independent registered public accounting firm of record. Grant Thornton performed audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003. Grant Thornton’s reports did not contain an adverse opinion or disclaimer of opinion.

On September 27, 2005, upon the recommendation and approval of the audit committee of its board of directors, MDI, Inc., Inc. (the “Company”) engaged Helin, Donovan, Trubee & Wilkinson, LLP (“HDT&W”) to serve as the Company’s independent auditors, replacing Grant Thornton LLP.

During the fiscal years ended December 31, 2004 and 2003 and through June 30, 2005, (i) there have been no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to Grant Thornton’s satisfaction, would have caused Grant Thornton to make reference to the subject matter of the disagreement(s) in connection with its reports for such year, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the fiscal year ended December 31, 2005. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2005 to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During 2005, internal changes in processes, procedures and controls were made to strengthen the enforcement of accounting policies and procedures within operational areas of the Company, specifically those areas involved with revenue recognition and inventory control activities. Additional tools were also implemented to improve financial analysis and reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

Financial Statements

The following financial statements of MDI, Inc. are filed with this report and can be found at Item 8 of this Form 10-K:

Reports of the Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

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

Dated: March 31, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Power James Power	Chairman of the Board	Dated: March 31, 2006

/s/ J. Collier Sparks J. Collier Sparks	Chief Executive Officer (Principal Executive Officer)	Dated: March 31, 2006

/s/ Carlo Loi Carlo Loi	Vice Chairman of the Board	Dated: March 31, 2006

/s/ Lance Borvansky Lance Borvansky	Director	Dated: March 31, 2006

/s/ Peter B. Knepper Peter B. Knepper	Director, Interim COO and Interim CFO	Dated: March 31, 2006

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of the Company, as amended to December 20, 2002 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2002)
3.2	Amendment to the Certificate of Incorporation of the Company dated September 22, 2004
3.3	By-Laws of the Company, as amended to June 7, 2002 (filed as Exhibit 3.7 to the Company’s Form 10-K for the year ended December 31, 2002)
3.4	Amendment of the By-Laws of the Company, dated April 22, 2004.
4.1	Form of certificate representing shares of the Common Stock. (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891))
10.1	Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan, as of June 1, 2001 (filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended December 31, 2001) (+)
10.2	Amendment No. 1 to the Amended and Restated Ultrak, Inc. 1988 Non-Qualified Stock Option Plan effective as of December 4, 2001 (filed as Exhibit 10.47 to the Company’s Form 10-K for the year ended December 31, 2001) (+)
10.3	Ultrak, Inc. 1997 Incentive Stock Option Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 1997) (+)
10.4	Ultrak, Inc. 2002 Stock Incentive Plan (filed as Exhibit B to the Company’s definitive proxy statement for the 2002 annual meeting of stockholders) (+)
10.5	Agreement, dated July 9, 2004, between the Company and Danny Mills. (+)
14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003)
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2002)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (*)
31.2	Certification of Interim Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (*)
32.1	Joint Certification of Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)
99.1	Audit Committee Charter revised by the Audit Committee as of April 9, 2005. (filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2003)
99.2	Nominating Committee Charter adopted by the Board on March 8, 2004. (filed as Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2003)

(*)	Exhibits marked with an (*) are filed with this Form 10-K. All others are incorporated by reference from the indicated SEC filing.

(+)	Indicates management contract or compensatory plan or arrangement.