Form 10QSB
period 2006-03-31
MDI, INC.
filed 2006-05-15
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
COMMON STOCK, $.01 PAR VALUE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.): yes ☐ No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of April 30, 2006 was $24,607,233. As of that date 19,685,787 shares of the Registrant’s Common Stock were outstanding.

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
SIGNATURES
CERTIFICATIONS
Certification of CEO Required by Rule 13a-14(a)
Certification of CFO Required by Rule 13a-14(a)
Joint Certification of CEO & CFO Required by Rule 13a-14(b)
Forward Looking Statements
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

PART 1
ITEM 1. FINANCIAL STATEMENTS
MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current Assets:

Cash and cash equivalents	$523	$2,140
Trade accounts receivable, net	2,558	1,912
Inventories	999	1,008
Prepaid expenses and other current assets	327	191

Total current assets	4,407	5,251
Property and Equipment, net	581	661
Other Assets:
Goodwill	4,612	2,792
Other intangible assets, net	33	35
Other assets	470	520

Total assets	$10,103	$9,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Trade accounts payable	$1,206	$876
Accrued expenses	298	256
Deferred legal settlement	340	388
Accrued compensation	396	401
Other current liabilities	11	70
Deferred revenue	244	236

Total current liabilities	2,495	2,227
Long-Term Liabilities	—	—

Total Liabilities	2,495	2,227

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 50,000,000 shares authorized; 23,174,137 and 21,174,137 shares issued at March 31, 2006 and December 31, 2005, respectively	232	212
Additional paid-in-capital	168,890	166,926
Accumulated deficit	(123,790)	(122,382)
Treasury stock, at cost (3,488,350 common shares at March 31, 2006 and December 31, 2005)	(38,701)	(38,701)

Total stockholders’ equity	7,608	7,032

Total liabilities and stockholders’ equity	$10,103	$9,259

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2006	2005
Net sales	$2,695	$1,948
Cost of sales (exclusive of depreciation shown separately below)	1,250	962

Gross profit	1,445	986
Other operating costs:
Selling, general and administrative	2,549	2,544
Non cash stock compensation	164	—
Depreciation and amortization	121	195

	2,834	2,739

Operating loss	(1,389)	(1,753)
Other income (expense):
Interest income	—	2
Other, net	1	(2)

	1	—

Loss before income taxes and discontinued operations	(1,388)	(1,753)
Income tax	—	—

Loss from continuing operations	(1,388)	(1,753)
Income (loss) from discontinued operations	(12)	8

Net loss	(1,400)	(1,745)
Dividend requirements on preferred stock	(8)	(8)

Net loss allocable to common stockholders	$(1,408)	$(1,753)

Basic and diluted earnings (loss) per share from:
Continuing operations, less non cash stock compensation	$(0.06)	$(0.12)
Non cash stock compensation effect	(0.01)	(0.00)
Discontinued operations	(0.00)	0.00

Basic and diluted loss per share	$(0.07)	$(0.12)

Number of common shares used in computations	19,685,787	14,617,603
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2006	2005
Operating Activities:
Net loss	$(1,400)	$(1,745)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non cash stock compensation	164	—
Loss on disposal of fixed assets	—	2
Depreciation and amortization	121	195
Provision for losses on accounts receivable	6	(2)
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(652)	1,232
Inventories	9	(188)
Prepaid and other current assets	(86)	(75)
Trade accounts payable	330	(461)
Accrued and other current liabilities	(62)	322

Net cash used in operating activities	(1,570)	(720)

Investing Activities:
Purchases of property and equipment	(39)	(94)

Net cash used in investing activities	(39)	(94)

Financing Activities:
Issuance of common stock
Payment of preferred stock dividends	(8)	(8)

Net cash used in financing activities	(8)	(8)

Net decrease in cash and cash equivalents	(1,617)	(822)
Cash and cash equivalents, beginning of period	2,140	3,368

Cash and cash equivalents, end of period	$523	$2,546

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities
Goodwill acquisition from purchase of Advanced Security Link with common stock	$1,820	$—
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
     On November 11, 2004, the Company was notified by the NASDAQ Stock Market that for the preceding 30 business days the Company’s common stock bid price had closed below the market’s minimum $1.00 per share requirement for continued listing and gave the Company a 180 day bid price deficiency grace period expiring on May 10, 2005 to regain compliance with the $1.00 per share minimum bid requirement. On April 4, 2005, MDI received further notification from NASDAQ that, based on its staff review of the Company’s Annual Report filed on Form 10-K for the calendar year 2005, MDI was not in compliance with the market’s minimum shareholder’s equity requirement of $10 million for continued listing on its National Market; however, NASDAQ advised the Company that should it meet certain minimum core requirements, the Company could apply for listing on NASDAQ’s Small Cap Market.
     On April 29, 2005, the Company was notified that it had been approved for listing on NASDAQ’s Small Cap Market using its current ticker symbol MDII effective May 3, 2005 and on May 11, 2005 the Company was given another 180 day bid price deficiency grace period to regain compliance with the $1.00 per share minimum bid requirement. The Company received notice of its regained compliance on August 16, 2005.
     On November 17, 2005, the Company was notified by NASDAQ that it’s common stock bid price was not in compliance with the $1.00 minimum bid price requirement and was given a 180 day bid price deficiency grace period to regain compliance. The Company received notice of its regained compliance on February 16, 2006.
     At March 31, 2006, the Company was in compliance with the listing requirements of the NASDAQ Small Cap Market
     The Company maintains an internet website at www.mdisecure.com. The Company’s Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q(SB), Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, under the heading Investors (see Investor Info & SEC Filings), immediately after they are filed with, or furnished to, the Securities and Exchange Commission (SEC).
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

Basis of Presentation
     The accompanying financial statements have been derived from the accounts of MDI, Inc. and its subsidiaries (the “Company”). The interim financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-KSB.
All significant inter-company balances and transactions have been eliminated in consolidation.
     Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. During the three months ended March 31, 2006, the Company granted 698,500 options with 108,500 options vested on the date of grant and the remainder vesting quarterly during 2006.
     The Company recorded a $164 thousand expense for stock compensation cost related to non-qualified stock options recognized in the three months ended March 31, 2006. No future income tax benefit was recognized in the three months ended March 31, 2006.
     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 81%; risk free interest rate of 4.31%; no dividend yield and expected option term of 5.5 years.
     Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth the pro forma information for the period ended March 31, 2005 as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

Three months ended March 31,
2005
Net Loss allocable to common stockholders:
As reported	$(1,753)
Deduct: Total stock compensation under fair value method for all awards, net of taxes	(275)

Pro forma	$(2,028)

Basic and diluted loss per share from continuing operations
As reported	$(0.12)
Pro forma	$(0.14)

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
     The table below shows the roll-forward of warranty accrual for the three months ended March 31, 2006 and 2004 (in thousands):

	Three months ended March 31,
	2006	2005
Beginning balance	$83	$80
Charged to expense	3	2
Usage	—	(14)

Closing balance	$86	$68

     Reclassifications
     Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.
Note 2: Business Acquisition:
     On January 5, 2006, the Company completed the purchase of Advanced Security Link (ASL), a privately held company serving the video monitoring segment of the security products business. In exchange for two (2) million shares of the Company’s common stock, valued at $1.82 million, MDI acquired the ongoing business of ASL including its intellectual property, business processes and goodwill along with rights under certain leases for specific property and equipment. The Company did not acquire accounts receivable, inventory or other assets nor did it assume any liabilities of the ASL business. The entire acquisition cost was allocated to goodwill as of March 31, 2006. The Company’s management is in process of reviewing the final allocation of the purchase price.
Note 3: Trade Accounts Receivable
     Supplemental information on net trade accounts receivable (in thousands):

	March 31,	December 31,
	2006	2005
Gross trade accounts receivable	$2,783	$2,131
Less: allowance for doubtful accounts	(225)	(219)

Net trade accounts receivable	$2,558	$1,912

Note 4: Earnings Per Share
     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.
     For the three months ended March 31, 2006 and 2005, there were 3,713,373 and 3,014,873 stock options outstanding, respectively. For the three months ended March 31, 2006 and 2005, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock, were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Note 5: Severance Compensation:
     Accruals for severance compensation are as follows (in thousands):

	Accrued at	2006 Charges	Amount paid	Accrued at
	December 31, 2005	(credits)	in cash	March 31, 2006
Severance	10	75	(65)	20

	$10	$75	$(65)	$20

     On January 6, 2006, the Company’s former Senior Vice President and Chief Financial Officer resigned and was granted severance compensation of $75,000 with $37,500 payable on his departure. The remaining $37,500 was payable biweekly at his normal pay rate. At March 31, 2006, approximately $20,000 of his severance compensation remained payable.
Results of Operations
     The following table contains information regarding the percentage of net sales of certain income and expense items for the three months ended March 31, 2006 and 2005 and the percentage changes in these income and expense items from year to year:

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Three Months ended March 31,		Between Periods
	2006	2005	2006 vs. 2005
Net Sales	100.0%	100.0%	38.3%
Cost of sales	46.4%	49.4%	29.9%
Gross profit	53.6%	50.6%	46.6%
Operating expenses:
Selling, general and administrative	100.7%	130.6%	6.6%
Depreciation and amortization	4.5%	10.0%	-37.9%
Operating loss	-51.5%	-90.0%	20.8%
Other income (expense)	-0.0%	-0.0%	0.0%
Loss before taxes and discontinued operations	-51.5%	-90.0%	20.8%
Income taxes	0.0%	0.0%	0.0%
Loss from continuing operations	-51.5%	-90.0%	20.8%
Loss from discontinued operations	-0.4%	0.4%	250.0%
Net loss	-51.9%	-89.6%	19.8%
Net loss allocable to common stockholders	-52.2%	-90.0%	19.7%
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     For the three months ended March 31, 2006, net sales were $ 2.7 million, an increase of $ 0.8 million (38%) over the same period in 2005. The revenue increase is largely attributed to sales within the Company’s existing government and commercial customer bases and to the Company’s newly acquired business, Advanced Security Link (ASL) which added approximately $0.3 million to total sales during the quarter ended March 31, 2006.
     Gross profit margins increased to 54% during the three months ended March 31, 2006 from 51% during the three months ended March 31, 2005. The margin increase primarily resulted from the Company’s sales of higher margin system upgrades to existing customers and from the sales of higher gross margin ASL product lines.
     Selling, general and administrative expenses (“SG&A”), excluding non cash stock based compensation, were $2.5 million for the three months ended March 31, 2006, which was the same as SG&A expenses recorded for the same period in 2005. The Company was able to maintain its operating expenses during the first quarter ended March 31, 2006 at the same level as the comparable period in 2005 due to the realization of its reorganization efforts and expense controls accomplished over the past two years.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 20040, “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. Accordingly, as required by SFAS No.123R, the Company expensed $164 thousand for stock based compensation related to the granting of stock options to employees. Prior to January 1, 2006, the company accounted for share-based compensation to employees in accordance with Accounting Principles board Opinion No.25, “Accounting for Stock Issued to Employees” and related interpretations and disclosure requirements.
     Depreciation and amortization expenses were $121 thousand for the three months ended March 31, 2006, a decrease of $74 thousand (38%) over the same period in 2005. The decrease is primarily attributable to a reduction capital expenditures by the Company
     There were essentially no other income and expenses during the three months ended March 31, 2006 and during the same period in 2005.
     Net loss from discontinued operations in the first quarter of 2006 was $12,000 compared to a net income in the first quarter of 2005 of $8,000.
     Financial Condition, Liquidity and Capital Resources
     In the first three months of 2006, the Company’s cash and cash equivalents decreased $1.6 million from $2.1 million at December 31, 2005 to $0.5 million at March 31, 2006 which is directly attributable to net cash used in operating activities.
     Our current business plan anticipates that we will raise additional capital by mid-year 2006 to finance our operations. No assurance can be given that we will be able to successfully develop our products or markets or secure additional financing on satisfactory terms or at all. Additionally, no assurance can be given that any financing, if obtained, will be adequate to meet our capital needs and to support our expected growth. If adequate capital cannot be obtained on acceptable terms, our operations will be negatively impacted.
     On January 5, 2006, the Company completed the purchase of Advanced Security Link (ASL), a privately held company serving the video monitoring segment of the security products business. In exchange for two (2) million shares of the Company’s common stock, valued at $1.82 million, MDI acquired the ongoing business of ASL including its intellectual property, business processes and goodwill along with rights under certain leases for specific property and equipment. The Company did not acquire accounts receivable, inventory or other assets nor did it assume any liabilities of the ASL business. The entire acquisition cost was allocated to goodwill as of March 31, 2006. The Company’s management is in process of reviewing the final allocation of the purchase price. The Company began sales of the video monitoring products of ASL in the first quarter of 2006.
     In March 2006, we engaged the services, on an exclusive basis, of an agent who previously arranged for a private placement of the Company’s securities. Additionally, the Company is in discussions with other investors who have expressed an interest in making an investment in the Company. In the event the Company is unable to secure equity or debt financing on acceptable terms, the Company’s ability to develop its products and markets and achieve profitability will be adversely affected. Company Management believes that, based on input from its agent, ongoing capital raising activities and expected increases in sales of its products and services, the Company will, through a financing event and improved operations, be able to satisfy its liquidity requirements for at least the next 12 months.

Contractual Obligations and Commitments
     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. The Company’s significant operating leases include facilities and office equipment. Monthly payments for the Company’s three facilities total approximately $53 thousand. These amounts are as of March 31, 2006 (in thousands):

	Total	2006	2007	2008	2009	2010
Contractual obligations and commitments:
Operating leases	$2,108	$420	$599	$576	$513	$—

	$2,108	$420	$599	$576	$513	$—

     The Company’s corporate headquarters facility is in San Antonio, Texas. The headquarters facility consists of approximately 33,000 square feet of office and warehouse space. The San Antonio facility houses all executive, marketing, technical support, assembly, integration and sustaining engineering activities. The facility also houses the Company’s sales support and its commercial and
     The Company also maintains a 6,000 square foot office facility in Ontario, California. The California facility is used by the Company’s development engineering staff and a sales group dedicated to the Company’s legacy customer base.
     The Company maintains a facility in Costa Mesa, California it acquired when it purchased Advanced Security Link (ASL). The approximately 5,000 square foot facility houses all of ASL’s operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
     The Company had no debt during 2005 or at March 31, 2006 and incurred no interest expenses.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended March 31,2006:
1.	MDI entered into a definitive agreement (the “Acquisition Agreement”) on December 9, 2005 to acquire from Ecomatrix Funding, Inc. (“Seller”) the business of privately-held Advanced Security Link (“ASL”) of Costa Mesa, California. On January 5, 2006, MDI completed the acquisition pursuant to the terms of the Acquisition Agreement.

2.	On February 2, MDI announced estimates of certain financial results for the fourth quarter ended December 31, 2005.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: May 15, 2006	By:	/s/ Peter B. Knepper Peter B. Knepper
Interim Chief Financial Officer