Form 10QSB
period 2006-06-30
MDI, INC.
filed 2006-08-14
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
COMMON STOCK, $.01 PAR VALUE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2006 was $16,304,630. As of that date 22,335,110 shares of the Registrant’s Common Stock were outstanding.

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
Certification of Chief Executive Officer and Chief Financial Officer
Forward Looking Statements
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

PART 1
ITEM 1. FINANCIAL STATEMENTS
MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,708	$2,140
Trade accounts receivable, net	2,023	1,912
Inventories	1,078	1,008
Prepaid expenses and other current assets	318	191

Total current assets	5,127	5,251

Property and Equipment, net	489	661
Other Assets:
Goodwill	4,612	2,792
Other intangible assets, net	32	35
Other assets	451	520

Total assets	$10,711	$9,259

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Trade accounts payable	$1,224	$876
Accrued expenses	323	256
Deferred legal settlement	388	388
Accrued compensation	467	401
Other current liabilities	2	70
Deferred revenue	245	236

Total current liabilities	2,649	2,227
Long-Term Liabilities	—	—
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 100,000,000 shares authorized; 25,965,960 and 21,174,137 shares issued at June 30, 2006 and December 31, 2005, respectively	260	212
Additional paid-in-capital	171,239	166,926
Accumulated deficit	(125,713)	(122,382)
Treasury stock, at cost (3,488,350 common shares at June 30, 2006 and December 31, 2005)	(38,701)	(38,701)

Total stockholders’ equity	8,062	7,032

Total liabilities and stockholders’ equity	$10,711	$9,259

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2006	2005
Net sales	$2,219	$1,754
Cost of sales (exclusive of depreciation shown separately below)	1,165	951

Gross profit	1,054	803
Other operating costs:
Selling, general and administrative	2,675	2,487
Non cash stock compensation	183	—
Depreciation and amortization	121	198

	2,979	2,685

Operating loss	(1,925)	(1,882)
Other income (expense):
Interest income	10	—
Other, net	—	628

	10	628

Loss from continuing operations	(1,915)	(1,254)
Income (loss) from discontinued operations	—	(45)

Net loss	(1,915)	(1,299)
Dividend requirements on preferred stock	(8)	(8)

Net loss allocable to common stockholders	$(1,923)	$(1,307)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.09)	$(0.09)
Discontinued operations	(0.00)	(0.00)

Basic and diluted loss per share	$(0.09)	$(0.09)

Number of common shares used in computations	22,335,110	14,617,603
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2006	2005
Net sales	$4,914	$3,702
Cost of sales (exclusive of depreciation shown separately below)	2,415	1,913

Gross profit	2,499	1,789
Other operating costs:
Selling, general and administrative	5,223	5,029
Non cash stock compensation	347	—
Depreciation and amortization	242	394

	5,812	5,423

Operating loss	(3,313)	(3,634)
Other income (expense):
Interest income	10	2
Loss on disposal of fixed assets	—	(2)
Other, net	1	628

	11	628

Loss from continuing operations	(3,302)	(3,006)
Income (loss) from discontinued operations	(12)	(38)

Net loss	(3,314)	(3,044)
Dividend requirements on preferred stock	(17)	(17)

Net loss allocable to common stockholders	$(3,331)	$(3,061)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.15)	$(0.21)
Discontinued operations	(0.00)	(0.00)

Basic and diluted loss per share	$(0.15)	$(0.21)

Number of common shares used in computations	22,335,110	14,617,603
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2006	2005
Operating Activities:
Net loss	$(3,314)	$(3,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock compensation	347	—
Loss on disposal of fixed assets	—	2
Depreciation and amortization	242	394
Provision for losses on accounts receivable	11	(8)
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(122)	1,441
Inventories	(70)	(420)
Prepaid and other current assets	(58)	(83)
Trade accounts payable	348	(110)
Accrued and other current liabilities	75	(789)

Net cash used in operating activities	(2,541)	(2,617)

Investing Activities:
Purchases of property and equipment	(67)	(127)

Net cash used in investing activities	(67)	(127)

Financing Activities:
Purchase of treasury stock	—	—
Issuance of common stock	2,193	—
Payment of preferred stock dividends	(17)	(17)

Net cash provided by (used in) financing activities	2,176	(17)

Net decrease in cash and cash equivalents	(432)	(2,761)
Cash and cash equivalents, beginning of period	$2,140	$3,368

Cash and cash equivalents, end of period	$1,708	$607

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities: Goodwill acquisition from purchase of Advanced Security Link with common stock	$1,820	$—
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
     On June 27, 2006, the NASDAQ Stock Market (“NASDAQ”) notified the Company that for 30 consecutive trading days the bid price for our common stock had again closed below the $1.00 per share minimum, as required for continued listing under NASDAQ Marketplace Rule 4310, and provided us with 180 calendar days until December 26, 2006, to regain compliance. If, at anytime before December 26, 2006, the bid price of the our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, NASDAQ will provide written notification that we are again in compliance with the rule. If the Company is not in compliance with the rule by December 26, 2006, NASDAQ will determine if the Company is in compliance with all other listing requirements. If the Company meets all the other NASDAQ listing requirements, the Company will be given an additional 180 days to regain compliance with the $1.00 per share requirement. The Company is currently in compliance with all other NASDAQ listing requirements.
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
     Basis of Presentation
     The accompanying consolidated financial statements have been derived from the accounts of MDI, Inc. and its subsidiaries (the “Company”). The interim consolidated financial statements are prepared on an unaudited basis in accordance with accounting principles for interim reporting and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods, have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year. For further information, refer to the consolidated financial statements and notes to the consolidated financial statements for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-K.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options. During the six months ended June 30, 2006, the Company granted 1,122,000 options with 182,000 options vested on the date of grant, 590,000 vesting quarterly during 2006 and 350,000 vesting during 2007. During the three months ended June 30, 2006, 100,000 options were forfeited.
     The Company recorded a $183 thousand and $347 thousand expense for stock compensation cost related to non-qualified stock options recognized in the three months and six months ended June 30, 2006, respectively. No future income tax benefit was recognized in the six months ended June 30, 2006.
     The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 81%; risk free interest rate of 5.18%; no dividend yield and expected option term of 5.5 years.
     Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three and six months ended June 30, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth the pro forma information for the period ended June 30, 2005 as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

Three months ended
June 30, 2005
Net loss from continuing operations allocable to common stockholders:
As reported	$(1,262)
Deduct: Total stock-based compensation under fair value based method for all awards	(267)

Pro forma	$(1,529)

Basic and diluted loss per share from continuing operations
As reported	$(0.09)
Pro forma	$(0.10)

Six months ended
June 30, 2005
Net loss from continuing operations allocable to common stockholders:
As reported	$(3,023)
Deduct: Total stock-based compensation under fair value based method for all awards	(541)

Pro forma	$(3,564)

Basic and diluted loss per share from continuing operations
As reported	$(0.21)
Pro forma	$(0.24)
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
     The table below shows the roll-forward of warranty accrual for the periods ended June 30, 2006 and 2005 (in thousands):

	Three months ended June 30,
	2006	2005
Beginning balance	$86	$68
Charged to expense	2	1
Usage	—	—

Closing balance	$88	$69

	Six months ended June 30,
	2006	2005
Beginning balance	$83	$80
Charged to expense	5	3
Usage	—	(14)

Closing balance	$88	$69

     Reclassifications
     Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.
Note 2: Business acquisition
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
Note 3: Trade Accounts Receivable
     Supplemental information on net trade accounts receivable (in thousands):

	June 30,	December 31,
	2006	2005
Gross trade accounts receivable	$2,250	$2,131
Less: allowance for doubtful accounts	(227)	(219)

	$2,023	$1,912

Note 4: Earnings Per Share
     The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.
     As of June 30, 2006 and 2005, there were 1,022,000 and 3,288,960 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of June 30, 2006 and 2005, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock that were excluded from the computation of diluted loss per share because the effect was anti-dilutive.
Note 5: Severance Compensation
     Accruals for severance compensation are as follows (in thousands):

	Accrued at	2006 Charges	Amount paid	Accrued at
	December 31, 2005	(credits)	in cash	June 30, 2006
Severance	10	87	(85)	12

	$10	$87	$(85)	$12

     On January 6, 2006, the Company’s former Senior Vice President and Chief Financial Officer resigned and was granted severance compensation of $75,000 with $37,500 paid on his departure. The remaining $37,500 was paid biweekly at his normal pay rate. At June 30, 2006, all of his severance compensation was paid.
     As part of the Company’s restructuring, it reduced its work force during the second quarter ended June 30, 2006. This reduction resulted in $12 thousand charged to severance accruals during that period.

Note 6: Litigation
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
Note 7: Sale of Common Stock
     On May  23, 2006, MDI, Inc. (“MDI”) entered into identical Securities Purchase Agreements, Registration Rights Agreements and Common Stock Purchase Warrants with the following 5 investors: Crestview Capital Master, LLC, Iroquois Master Fund LTD, Rockmore Investment Master Fund Ltd, Cranshire Capital, L.P. and Bristol Investment Fund, Ltd. (the “Investors”) providing for the Sale by MDI of 2,875,000 shares of common stock priced at $0.80 per share and warrants totaling 1,150,000 shares exercisable at $1.02 having a five year term from the date of issuance and exercisable on or after the 181st day following the closing of the sale. As required by the Registration rights Agreement, MDI registered the shares and warrant shares for resale on a registration statement. Additionally, the Company paid 6% of the proceeds received to The Shemano Group, Inc., the placement agent for the transaction. The Shemano Group, Inc. also received a warrant to purchase 86,250 shares on the same terms as apply tot he warrants issued to the Purchasers. The total cash received by MDI at closing was $2,300,000, from which approximately $195,000 was dispersed as transaction related expenses.
Note 8: Changes to Company Stock
     The Annual Meeting of Stockholders of MDI, Inc. was held on June 22, 2006, in San Antonio, Texas. The MDI stockholders approved each of the four (4) proposals before them for a vote, including to the following two (2) related to its Common stock:
     Proposal 2: An amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 50,000,000 shares to 100,000,000 shares.
     Proposal 3: An amendment tot he Company’s 2002 Stock Incentive Plan (the “2002 Plan”) (i) to increase the number of shares of the Common Stock available under the 2002 Plan from 5,000,000 shares to 10,000,000 shares and (ii) to clarify for purposes of applying an exemption from the deferred compensation rules contained in Section 409A of the Internal Revenue Code to the 2002 Plan that all stock options granted under the 2002 Plan will be granted at an exercise price that is not less than the fair market value of the Common Stock when granted.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
     The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and six months periods ended June 30, 2006 and 2005 and the percentage changes in these income and expense items from year to year:

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Three Months ended June 30,		Between Periods
	2006	2005	2006 vs. 2005
Net Sales	100.0%	100.0%	26.5%
Cost of sales	52.5%	54.2%	22.5%
Gross profit	47.5%	45.8%	31.3%
Operating expenses:
Selling, general and administrative	120.5%	141.8%	7.6%
Depreciation and amortization	5.5%	11.3%	-38.9%
Operating loss	-86.8%	-107.3%	-2.3%
Other income (expense)	0.5%	35.8%	98.4%
Loss before taxes and discontinued operations	-86.3%	-71.5%	-52.7%
Loss from continuing operations	-86.3%	-71.5%	-52.7%
Loss from discontinued operations	0.0%	-2.6%	100.0%
Net loss	-86.3%	-74.1%	-47.4%
Net loss allocable to common stockholders	-86.7%	-74.5%	-47.1%

			Percentage
	Percentage of Net Sales		Increase (Decrease)
	Six Months ended June 30,		Between Periods
	2006	2005	2006 vs. 2005
Net Sales	100.0%	100.0%	32.7%
Cost of sales	49.1%	51.7%	26.2%
Gross profit	50.9%	48.3%	39.7%
Operating expenses:
Selling, general and administrative	106.3%	135.8%	3.9%
Depreciation and amortization	4.9%	10.6%	-38.6%
Operating loss	-67.4%	-98.2%	-8.8%
Other income (expense)	0.2%	17.0%	98.2%
Loss before taxes and discontinued operations	-67.2%	-81.2%	-9.8%
Loss from continuing operations	-67.2%	-81.2%	-9.8%
Loss from discontinued operations	-0.2%	-1.0%	68.4%
Net loss	-67.4%	-82.2%	-8.9%
Net loss allocable to common stockholders	-67.8%	-82.7%	-8.8%
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     For the three months ended June 30, 2006, net sales were $ 2.2 million, an increase of $ 0.4 million (27%) over the same period in 2005. The increase in revenues is largely attributed to the acquisition of Advanced Security Link (ASL) in January 2006. Revenue from the Company’s other product areas held steady or increased slightly.
     Gross profit margin was 48% during the three months ended June 30, 2006, an improvement of 2% from the 46% gross margin recorded during the same period ended June 30, 2005. Margins held steady across all product lines, with a slight increase in the ASL product line.

     Selling, general and administrative expenses (“SG&A”), excluding non cash stock based compensation, were $2.7 million for the three months ended June 30, 2006, an increase of $0.2 million (8%) over the same period in 2005. However, the Company’s SG&A expenses as a percent of revenue improved 21% during the second quarter ended June 30, 2006 to 120% of sales when compared to the same quarter in 2005 which was 141% of sales. The Company was able to maintain its operating expenses during the second quarter ended June 30, 2006 due to the continuing realization of its reorganization efforts and ongoing expense controls established over the past two years.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 20040, “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. Accordingly, as required by SFAS No.123R, the Company expensed $183 thousand for stock based compensation related to the granting of stock options during the second quarter ended June 30, 2006. Prior to January 1, 2006, the company accounted for share-based compensation to employees in accordance with Accounting Principles board Opinion No.25, “Accounting for Stock Issued to Employees” and related interpretations and disclosure requirements.
     Depreciation and amortization expenses were $121 thousand for the three months ended June 30, 2006, a decrease of $74 thousand (39%) over the same period in 2005. The decrease is primarily attributable to a reduction capital expenditures by the Company.
     Net other income during the three months ended June 30, 2006 was $10 thousand compared to a net other income of $628 thousand during the same period in 2005. The decrease in other income was due to recognition of $628 thousand related to the Aasset judgment received from the French Appeals Court (see Part II, Item 1: Legal Proceedings) during the second quarter ended June 30, 2005.
     There was no net income or loss from discontinued operations in the second quarter of 2006 compared to a $45 thousand net loss in the second quarter of 2005.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     For the six months ended June 30, 2006, net sales were $4.9 million, an increase of $1.2 million (33%) over the same period in 2005. The increase in revenues is largely attributed to the acquisition of ASL in January 2006 coupled with steady to slight increases in the Company’s other product areas.
     Gross profit margins increased from 48% during the six months ended June 30, 2005 to 51% during the comparable period in 2006. The margin increase primarily resulted from higher profit margins (56%) in the Company’s ASL product line.
     Selling, general and administrative expenses (“SG&A”), excluding non cash stock based compensation, were $5.2 million for the six months ended June 30, 2006, an increase of $0.2 million (4%) over the same period in 2005. However, the Company’s SG&A expenses as a percent of revenue improved 30% during the second quarter ended June 30, 2006 to 106% of sales when compared to the same quarter in 2005 which was 136% of sales. The Company was able to maintain its operating expenses during the six months ended June 30, 2006 due to the continuing realization of its reorganization efforts and ongoing expense controls established over the past two years.
     Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 20040, “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. Accordingly, as required by SFAS No.123R, the Company expensed $347 thousand for stock based compensation related to the granting of stock options during the six months ended June 30, 2006. Prior to January 1, 2006, the company accounted for share-based compensation to employees in accordance with Accounting Principles board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations and disclosure requirements.
     Depreciation and amortization expenses were $242 thousand for the six months ended June 30, 2006, a decrease of $152 thousand (39%) over the same period in 2005. The decrease is primarily attributable to the Company’s capital expenditure reductions during the first two quarters of 2006.

     Net other income during the six months ended June 30, 2006 was $11 thousand compared to a net other income of $628 thousand during the same period in 2005. The decrease in other income was due to recognition of $628 thousand related to the Aasset judgment received from the French Appeals Court (see Part II, Item 1: Legal Proceedings) during the second quarter ended June 30, 2005.
     Net loss from discontinued operations in the six months ended June 30, 2006 was $12 thousand compared to a net loss in the same period of 2005 of $38 thousand.
Financial Condition, Liquidity and Capital Resources
     In the first six months of 2006, the Company’s cash and cash equivalents decreased $0.4 million from $2.1 million at December 31, 2005 to $1.7 million at June 30, 2006 which is directly attributable to net cash used in operating activities.
     On January 5, 2006, the Company completed the purchase of Advanced Security Link (ASL), a privately held company serving the video monitoring segment of the security products business. In exchange for two (2) million shares of the Company’s common stock, valued at $1.82 million, MDI acquired the ongoing business of ASL including its intellectual property, business processes and goodwill along with rights under certain leases for specific property and equipment. The Company did not acquire accounts receivable, inventory or other assets nor did it assume any liabilities of the ASL business. The Company began sales of ASL’s video monitoring products during the first quarter of 2006.
     On May 23, 2006, the Company raised approximately $2.1 million, net of associated expenses, through the sale of its common stock (see Part I, Note 7). The Company’s primary source of liquidity will be its cash and cash equivalents, including the proceeds from the sale of its common stock. The Company also plans to continue consolidation and the rationalization of operating expenses in conjunction with operational and financial performance.
     Our current business plan anticipates that we will continue to raise additional capital as required to finance our operations via various financial instruments and facilities. Additionally, the Company continues to be in discussions with other investors who have expressed an interest in making an investment in the Company. However, no assurance can be given that we will be able to successfully develop our products or markets or secure additional financing on satisfactory terms or at all. Additionally, no assurance can be given that any financing, if obtained, will be adequate to meet our capital needs and to support our expected growth. If adequate capital cannot be obtained on acceptable terms, our operations will be negatively impacted.
     Company Management believes that, based on input from its financial agent, ongoing capital raising activities, expected increases in sales of its products and services and expense controls, the Company will, through financing and improved operations, be able to satisfy its liquidity requirements for at least the next 12 months.
Contractual Obligations and Commitments
     The following table summarizes the Company’s contractual obligations and commitments with definitive payment terms that will require cash outlays in the future. The Company’s significant operating leases include facilities and office equipment. Monthly payments for the Company’s three facilities total approximately $53 thousand. These amounts are as of June 30, 2006 (in thousands):

	Total	2006	2007	2008	2009	2010
Contractual obligations and commitments:
Operating leases	$1,986	$299	$599	$575	$513	$0
Severance obligations	12	12	—	—	—	—

	$1,998	$311	$599	$575	$513	$0

     The Company’s corporate headquarters facility is in San Antonio, Texas. As of June 30, 2006, the headquarters facility consisted of approximately 33,000 square feet of office and warehouse space. The Company has terminated its existing lease agreement and it will have no liability under that lease once the Company vacates its existing facility. On May 10, 2006, the Company entered into an agreement to lease approximately 17,000 square feet of office, manufacturing and warehouse space to replace its current headquarters facility. Current plans are for the Company to vacate its current facility and occupy its new headquarters facility by November 1, 2006. The Company expects to reduce its rental obligations approximately $19 thousand per month.

     The San Antonio facility will continue to house all executive, financial, marketing, technical support, assembly, integration and sustaining engineering activities. The facility will also house all sales and sales support operations with the exception of field sales personnel.
     The Company also maintains a 6,000 square foot office facility in Ontario, California. The California facility is used by the Company’s development engineering staff and a sales group dedicated to the Company’s legacy customer base.
     The Company subleases a facility in Costa Mesa, California it acquired when it purchased Advanced Security Link (ASL). The approximately 5,000 square foot facility houses all of ASL’s operations.
     The Company continually analyzes its facilities in light of its business forecasts and goals. When deemed beneficial to the Company, it will make facility moves as required to position itself to be more competitive. During the second quarter ended June 30, 2006, the Company began an analysis of its current and future facility and organizational needs and may combine California operations. The Company may make other changes should the results of the analysis prove it to be in the best interest of the Company and its customers.
     The accrued severance at June 30, 2006, essentially relates to severance costs incurred due to the Company’s ongoing restructuring during efforts.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rates
     The Company had no debt during 2005 or at June 30, 2006 and incurred no interest expenses.
ITEM 4. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) within 90 days before the filing of this quarterly report. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the reported period to ensure that information that is required to be disclosed by the Company in the reports if files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
     Based on the court decisions above, the Company recognized $628 thousand as other income during the second quarter ended June 30, 2005 with the remaining amount recorded as an accrued liability for the estimated settlements from the continuing litigation.
     Management believes that there are no other existing legal matters that could have a material adverse effect on the Company’s financial condition or results of operations.
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
     On May 23, 2006, MDI, Inc. (“MDI”) entered into a Securities Purchase Agreement with a consortium of 5 private institutions providing for the sale by MDI of 2,875,000 shares of common stock priced at $0.80 per share and the issuance of warrants for a total of 1,236,250 shares, each exercisable at $1.02 per share and having a five year term from the date of issuance. (See Note 7: Sale of MDI Securities). The proceeds from the sale will be used to sustain existing business operations and growth initiates.
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
b)	Reports on Form 8-K. The following reports on Form 8-K were filed during the three months ended June 30,2006:
1.	On May 23, 2006, MDI, Inc. (“MDI”) entered into identical Securities Purchase Agreements, Registration Rights Agreements and Common Stock Purchase Warrants with the following investors: Crestview Capital Master, LLC, Iroquois Master Fund LTD, Rockmore Investment Master Fund Ltd, Cranshire Capital, L.P. and Bristol Investment Fund, Ltd. providing for the sale by MDI of 2,875,000 shares of common stock priced at $0.80 per share and warrants totaling 1,150,000 shares exercisable at $1.02 having a five year term from the date of issuance and exercisable on or after the 181st day following the closing of the sale.

2.	On January 6, 2006, Peter Knepper, a member of the Board of Directors, agreed to function as the Company’s Interim Chief Financial Officer and Interim Chief Operating Officer. Effective June 6, 2006, Mr. Knepper no longer will function in these capacities. He remains a member of the Board of Directors. The Company intends to retain a permanent Chief Financial Officer and is actively conducting a search for that position.

3.	On June 23, 2006, MDI, Inc. (the “Company”) issued a Press Release (the “Press Release”) announcing the following management appointments: James A. Kitchens had been appointed Vice President — Finance and Chief Financial Officer; Michael R. Sweet had been appointed Senior Vice President — Chief Operating Officer and Harold J. Haug had been appointed Senior Vice President — Sales and Marketing, all effective Thursday, June 22, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.
Dated: August 14, 2006	By:	/s/ James A. Kitchens
James A. Kitchens
Vice President Finance and Chief Financial Officer