Form 10QSB
period 2006-09-30
MDI, INC.
filed 2006-11-14
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Registrant’s telephone number, including area code: (210) 582-2664
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure format (check one): Yes ☐ No ☑
As of November 9, 2006, the Company had 22,620,110 shares of common stock outstanding.

MDI, INC.
FORM 10-QSB

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$722	$2,140
Trade accounts receivable, net	1,569	1,012
Inventories	979	1,008
Prepaid expenses and other current assets	226	191

Total current assets	3,496	5,251

Property and Equipment, net	378	661
Other Assets:
Goodwill	4,612	2,792
Other intangible assets, net	30	35
Other assets	350	520

Total assets	$8,866	$9,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$961	$876
Accrued expenses	387	256
Deferred legal settlement	388	388
Accrued compensation	304	401
Other current liabilities	89	70
Deferred revenue	236	236

Total current liabilities	2,364	2,227
Long-Term Liabilities	—	—
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR + 2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $.01 par value; 100,000,000 shares authorized; 26,108,460 and 21,174,137 shares issued at September 30, 2006 and December 31, 2005, respectively (includes 3,488,350 shares held in treasury)	260	212
Additional paid-in-capital	171,425	166,926
Accumulated deficit	(127,459)	(122,382)
Treasury stock, at cost 3,488,350 common shares at September 30, 2006 and December 31, 2005)	(38,701)	(38,701)

Total stockholders’ equity	6,502	7,032

Total liabilities and stockholders’ equity	$8,866	$9,259

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2006	2005
Net sales	$1,933	$2,346
Cost of sales (exclusive of depreciation shown separately below)	932	1,267

Gross profit	1,001	1,079
Other operating costs:
Selling, general and administrative	2,444	2,450
Non cash stock compensation	187	—
Depreciation and amortization	118	198

	2,749	2,648

Operating loss	(1,748)	(1,569)
Other income (expense):
Interest income	10	—
Other, net	1	—

	11	—

Loss from continuing operations	(1,737)	(1,569)
Income (loss) from discontinued operations	—	(11)

Net loss	(1,737)	(1,580)
Dividend requirements on preferred stock	(8)	(8)

Net loss allocable to common stockholders	$(1,745)	$(1,588)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.08)	$(0.10)
Discontinued operations	0.00	0.00

Basic and diluted loss per share	$(0.08)	$(0.10)

Number of common shares used in computations	22,620,110	16,456,439
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Net sales	$6,846	$6,048
Cost of sales (exclusive of depreciation shown separately below)	3,348	3,181

Gross profit	3,498	2,867
Other operating costs:
Selling, general and administrative	7,667	7,480
Non cash stock compensation	534	—
Depreciation and amortization	359	592

	8,560	(8,072)

Operating loss	(5,062)	(5,205)
Other income (expense):
Interest income	20	3
Loss form disposal of fixed assets	—	(2)
Other, net	2	628

	22	629

Loss from continuing operations	(5,040)	(4,576)
Income (loss) from discontinued operations	(12)	(48)

Net loss	(5,052)	(4,624)
Dividend requirements on preferred stock	(25)	(25)

Net loss allocable to common stockholders	$(5,077)	$(4,649)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.24)	$(0.30)
Discontinued operations	0.00	(0.00)

Basic and diluted loss per share	$(0.24)	$(0.30)

Number of common shares used in computations	21,036,224	15,255,766
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended September 30,
	2006	2005
Operating Activities:
Net loss	$(1,737)	$(1,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock compensation	187	—
Loss on disposal of fixed assets	—	—
Depreciation and amortization	118	198
Provision for losses on accounts receivable	5	44
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	349	(91)
Inventories	99	262
Prepaid and other current assets	193	36
Trade accounts payable	(76)	47

Accrued and other current liabilities	(117)	(187)

Net cash used in operating activities	(979)	(1,271)

Investing Activities:
Purchases of property and equipment	(7)	(4)

Net cash provided by (used in) investing activities	(7)	(4)

Financing Activities:

Purchase of treasury stock	—	—
Issuance of common stock	—	3,744
Payment of preferred stock dividends	—	(8)

Net cash provided by (used in) financing activities	—	3,736

Net increase (decrease) in cash and cash equivalents	(986)	2,461
Cash and cash equivalents, beginning of period	$1,708	$607

Cash and cash equivalents, end of period	$722	$3,068

Supplemental cash flow information:
Cash paid during the year for:

Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities
Goodwill acquisition from purchase of Advanced Security Link with common stock	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2006	2005
Operating Activities:
Net loss	$(5,052)	$(4,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Non cash stock compensation	534	—
Loss on disposal of fixed assets	—	2
Depreciation and amortization	359	592

Provision for losses on accounts receivable	16	(14)
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	327	1,400
Inventories	29	(158)
Prepaid and other current assets	135	(46)
Trade accounts payable	85	(63)

Accrued and other current liabilities	44	(978)

Net cash used in operating activities	(3,523)	(3,889)

Investing Activities:

Purchases of property and equipment	(71)	(130)

Net cash used in investing activities	(71)	(130)

Financing Activities:

Purchase of treasury stock	—	—
Issuance of common stock	2,193	3,774

Payment of preferred stock dividends	(17)	(25)

Net cash provided by financing activities	2,176	3,719

Net decrease in cash and cash equivalents	(1,418)	(300)
Cash and cash equivalents, beginning of period	$2,140	$3,368

Cash and cash equivalents, end of period	$722	$3,068

Supplemental cash flow information:

Interest	$—	$—
Income taxes	$—	$—
Non-cash investing and financing activities
Goodwill acquisition from purchase of Advanced Security Link with common stock	$1,820	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Business Description
MDI, Inc. (“MDI” or “the Company) was incorporated in the state of Delaware on December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. on September 2004. The Company has its headquarters in San Antonio, Texas. It is engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. MDI products have protected thousands of customers around the world, including many of the world’s most security-minded government agencies including the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.
Basis of Presentation
Our Consolidated Financial Statements as of September 30, 2006 have not been audited, but have been reviewed by the Company’s outside public accounting firm. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the interim periods reported are not necessarily indicative of the results expected for the year. Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company’s financial position and results of operations.
Stock-Based Compensation
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. During the nine months ended September 30, 2006, the Company granted 1,365,500 options with 250,500 options vested on the date of grant, 690,000 vesting quarterly during 2006 and 425,000 vesting during 2007. During the three months ended September 30, 2006, no options were forfeited.
The Company recorded a $186 thousand and $534 thousand expense for stock compensation cost related to stock options recognized in the three month and nine month periods ended September 30, 2006, respectively. No future income tax benefit was recognized in the nine months ended September 30, 2006.
The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 81%; risk free interest rate of 4.71%; no dividend yield and expected option term of 5.5 years.

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the three and nine months ended September 30, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth the pro forma information for the period ended September 30, 2005 as if compensation cost had been determined consistent with the requirements of SFAS No. 123:

Three months ended
September 30, 2005
Net loss from continuing operations allocable to common stockholders:
As reported	$(1,588)
Deduct: Total stock-based compensation under fair value based method for all awards	(902)

Pro forma	$(2,490)

Basic and diluted loss per share from continuing operations
As reported	$(0.10)
Pro forma	$(0.15)

Nine months ended
September 30, 2005
Net loss from continuing operations allocable to common stockholders:
As reported	$(4,649)
Deduct: Total stock-based compensation under fair value based method for all awards	(1,282)

Pro forma	$(5,931)

Basic and diluted loss per share from continuing operations
As reported	$(0.30)
Pro forma	$(0.39)
Earnings (Loss) Per Share
The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.
As of September 30, 2006 and 2005, there were 4,603,593 and 3,257,793 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of September 30, 2006 and 2005, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted loss per share because the effect was anti-dilutive.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
The matters discussed in this management’s discussion and analysis or results of operations contain forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. The Company disclaims, any intent or obligation to update these forward-looking statements.

Risks Associated With Our Common Equity
Our Common Stock is available for purchase and sale through the NASDAQ Stock Market. Please refer to the Company’s Form 10-QSB for the prior two quarters and its latest Form 10-KSB for information about risks associated with the Company’s Common Equity.
Overview
We are both a manufacture and a supplier of software, hardware and professional engineering and design services which are used in controlling access to facilities and in providing video and audio surveillance of facilities, people and other property.
1. Enterprise-Grade Business -
Our business began over 25 years ago when the United States Federal Government engaged us to design and install “enterprise-grade” security systems to protect some of their very high exposure facilities in Washington, D.C. Over the last 25 years, this business has grown to include many other government facilities, such as military bases, as well as corporate office facilities, schools and university campuses, infrastructure such as oil and gas refineries and pipelines.
a. SAFEnet® -
Because each installation required a custom or tailored design, we developed a common software “operating system” which today is known as “SAFEnet”. This is an open architecture access control, intrusion detection and video security software. We believe it has no peer and will become the backbone for the future growth and success of our company.
b. iTRUST™ and VIEWpoint™ -
SAFEnet is fully scaleable. That means our customers pay for and use only as many of the software features of it as they wish. Our iTRUST and VIEWpoint products are designed as more basic versions of our SAFEnet systems. These products are sold for use in smaller applications not requiring all the features found in a typical SAFEnet application.
2. Global Systems Solutions, Inc. -
Last year we formed a new business called Global Systems Solutions, Inc., or GSS. We have staffed GSS with highly qualified engineers who will provide consulting, design and professional services related to the sale and installation of our Enterprise Grade products. GSS will work closely with very prominent government, defense and commercial enterprise contractors that partner with GSS for the design, installation and implementation of major security programs worldwide.
3. Standardized Product Sales -
Last year we also began a new business to concentrate on the sales of our products for which we have developed a standardized design. These are our so-called “out-of-the-box” security products and include digital video recorders (DVR), video cameras, small access control systems and related products. We are currently selling these products through marketing co-ops such as PSA and Northern Video, as well as through our sales staff and our dealer network.
Our Growth Strategy
We are focusing our efforts primarily on developing our GSS business and increasing sales of our standardized products. This is primarily because the new federal government projects that might call for our products require many months to conclude and the competition for these projects is great.
In previous public announcements, we have stated that GSS is actively pursuing projects valued to us at more than $200 million. While none of these projects have yet been awarded, GSS is still in the running for several large projects and we continue to be hopeful that we may be awarded one or more of the projects during the fourth quarter of 2006 and during 2007.

While our standardized product sales business is in its first few months of operation, we have already received orders, including orders through Northern Video and PSA. We are hopeful that this business will become a major contributor to our increasing 2007 revenue and will significantly contribute to our goal of becoming profitable during 2007.
Cash Requirements
Through the successful implementation of our plans during 2007 to develop our GSS and standardized product sales businesses, we are hopeful that revenue from operations will equal or exceed our total company-wide operating costs during 2007. Until this is achieved, however, we will continue to have a need to generate additional cash to finance our business and its growth. This will be done through a combination of the sale of our equity and/or by borrowing money. We do not currently have any debt, except for normal trade payables. Accordingly, we believe that we have the ability to borrow money. To that end, during the third quarter we began to investigate putting in place a line of credit with a lender which would be backed by assets of the company. We have not yet concluded such a facility and there is no assurance that one will be entered into. We are continuing this investigation during the fourth quarter.
We also have the ability to raise additional cash based, in part, on the sale of our equity. During the third quarter, we retained the services of investment bankers to assist us in this process and are reasonably optimistic that we could raise additional capital during the fourth quarter, if needed.
Leased Facilities
We have terminated our lease for the 33,000 square feet facility we currently occupy and have entered into a new lease for approximately 17,000 square feet of office and warehouse. We expect to occupy the new building during December 2006 with a monthly savings of approximately $17,000 thereafter. We also have consolidated our two California facilities into one building located in Costa Mesa, California. We expect to sublease the Ontario, California facility during the next six months. Depending on the rental we receive in a sublease of the facility, we could realize a monthly cost savings of approximately $8,000 until the lease terminates in May 2009, which is 100% of our current lease monthly obligation.
Employee Costs
During Q3 2006 we reviewed our staffing needs in order to accomplish our growth strategy. In parts of our business we made reductions in headcount where we could consolidate functions. In other parts of the business where we expected significant growth, such as our GSS and standardized product sales, we have increased headcount. Nonetheless, in the third quarter we reduced our costs associated with employees by $100,000, from $1.6 million in the second quarter to $1.5 million this quarter.
When we acquired the ASL business in January 2006, we added $200,000 per quarter in costs associated with ASL employees. In spite of this additional $200,000 expense, our total employee cost in Q3 2006 was $100,000 less than in Q3 2005.
Financial Condition, Liquidity and Capital Resources
In the first nine months of 2006, the Company’s cash and cash equivalents decreased $1.4 million from $2.1 million at December 31, 2005 to $0.7 million at September 30, 2006. This was directly attributable to net cash used in operating activities.
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
Management believes that, based on input from its financial agents, ongoing capital raising activities and expected increases in sales of its products and services, the Company will, through financing and improved operations, be able to satisfy its liquidity requirements for at least the next 12 months.

Results of Operations
The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and nine months periods ended September 30, 2006 and 2005 and the percentage changes in these income and expense items from year to year. The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

			Percentage
	Percentage of Net Sales		Increase (Decrease)
			In Dollar Value
	Three Months ended September 30,		Between Periods
	2006	2005	2006 vs. 2005
Net Sales	100.0%	100.0%	-17.6%
Cost of sales	48.2%	54.0%	-26.4%
Gross profit	51.8%	46.0%	-7.2%
Operating expenses:
Selling, general and administrative	126.4%	104.4%	-0.2%
Non cash stock compensation	9.7%	0.0%	100.0%
Depreciation and amortization	6.1%	8.4%	-40.4%
Operating loss	-90.4%	-66.9%	-11.4%
Other income (expense)	0.6%	0.0%	100.0%
Loss before taxes and discontinued operations	-89.9%	-66.9%	-10.7%
Loss from continuing operations	-89.9%	-66.9%	-10.7%
Loss from discontinued operations	0.0%	-0.5%	100.0%
Net loss	-89.9%	-67.3%	-9.9%
Net loss allocable to common stockholders	-90.3%	-67.7%	-9.9%
Sales decreased from $2.3 million to $1.9 million. Gross margin, as a percent of sales, improved 5.8% . Expressed in dollars, gross margin decreased by only $78 thousand from $1.079 million. Selling, general and administrative (SG&A) expenses remained constant at approximately $2.4 million. Non cash stock compensation expense of $187 thousand was incurred in the quarter ended September 30, 2006 as a result of SFAS No 123(r). Net loss of $1.745 million was $187 thousand greater than net loss in the three months ended September 30, 2005 primarily as a result of the stock compensation expense in 2006.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

			Percentage
			Increase (Decrease)
	Percentage of Net Sales		In Dollar Value
	Nine Months ended September 30,		Between Periods
	2006	2005	2006 vs. 2005
Net Sales	100.0%	100.0%	14.0%
Cost of sales	48.9%	52.6%	5.2%
Gross profit	51.1%	47.4%	22.0%
Operating expenses:
Selling, general and administrative	112.0%	123.7%	2.5%
Non cash stock compensation	7.8%	0.0%	100.0%
Depreciation and amortization	5.2%	9.8%	-39.4%
Operating loss	-73.9%	-86.1%	-2.7%
Other income (expense)	0.3%	10.4%	96.5%
Loss before taxes and discontinued operations	-73.6%	-75.7%	-10.1%
Loss from continuing operations	-73.6%	-75.7%	-10.1%
Loss from discontinued operations	-0.2%	-0.8%	75.0%
Net loss	-73.8%	-76.5%	-9.3%
Net loss allocable to common stockholders	-74.2%	-76.9%	-9.2%
Sales increased from $6.0 million to $6.8 million. Gross margin, as a percent of sales, improved 3.7%. Expressed in dollars, gross margin increased by $631 thousand from $2.9 million to $3.5 million. SG&A expenses declined by 12.5% as a percent of sales. In dollars, SG&A increased due to increased sales, but only by 2.5% from $7.5 million to $7.7 million. Non cash stock compensation increased by $534 thousand for the nine months ended September 30, 2006 compared to September 30, 2005. Depreciation expense declined by $233 thousand from $592 thousand to $359 thousand. Net loss of $5.1 million in the nine months ended September 30, 2006 is $428 thousand higher than the comparable period in 2005.

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, at the end of the period covered by this report the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). Based upon that evaluation, the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.
Changes in Internal Controls
Our Certifying Officer has indicated that there were no changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
No material developments occurred during the quarter with respect to our on-going litigation. For a discussion of this litigation, please refer to the Company’s Form 10-QSB for the prior two quarters and its latest Form 10-KSB for information about litigation involving the Company.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
1.	31.1 Certification of CEO Pursuant to Rule 13a-14(a)

2.	31.2 Certification of CFO Pursuant to Rule 13a-14(a)

3.	32.1 Joint Certification of CEO and CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
Reports on Form 8-K
The following reports on Form 8-K were filed during the three months ended September 30, 2006:
1.	On August 23, 2006, in accordance with the provisions of the Company’s Bylaws, the Board of Directors (the “Board”) of MDI, Inc. (the “Company”) appointed Robert E. McCann III to serve as a member of the Board, effective immediately. After the appointment of Mr. McCann to the Board, the Board consisted of six (6) members.

2.	On June 30, 2006 the Company filed a Form 8-K stating that on June 27, 2006, the Nasdaq Stock Market (“Nasdaq”) notified us that for 30 consecutive trading days the bid price for our common stock had closed below the $1.00 per share minimum required for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.
Dated: November 9, 2006	By:	/s/ James A. Kitchens
James A. Kitchens
Vice President and Chief Financial Officer