Form 10KSB
period 2006-12-31
MDI, INC.
filed 2007-03-30
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

MDI, INC.
(Exact name of registrant as specified in its charter)

Delaware	75-2626358
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification No.)

10226 San Pedro Avenue, Suite 200 San Antonio, Texas	78216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (210) 582-2664

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State issuer’s revenues for its most recent fiscal year: $8,714,000

The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of March 20, 2007 was $24,887,721. As of that date 27,963,732 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 9 through 12 and 14) is incorporated by reference from the registrant’s Proxy Statement to be filed on or before May 1, 2007.

MDI, INC.
FORM 10-KSB

PRELIMINARY NOTE: This Annual Report on Form 10-KSB contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. We refer you to the caption entitled “Trends, Risks and Uncertainties” in Item 6 of Part II for important factors that could cause actual results to differ materially from those indicated by our forward-looking statements made in this annual report on Form 10-KSB and in any documents incorporated by reference. Forward-looking statements represent our current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

PART I

Item 1.	Description of Business.

Overview

MDI, Inc., a Delaware corporation, (“MDI” or “the Company) is engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. MDI products have protected thousands of customers around the world, including many of the world’s most security-minded government agencies such as the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.

Product and Service Offerings

We are both a manufacture and a supplier of software, hardware and professional engineering and design services which are used in controlling access to facilities and in providing video and audio surveillance of facilities, people and other property. Our business consists of three integrated offerings:

1.	Enterprise-Grade Business

Our business began over 25 years ago when the United States Federal Government engaged us to design and install “enterprise-grade” security systems to protect some of their very high exposure facilities in Washington, D.C. Over the last 25 years, this business has grown to include many other government facilities, such as military bases, as well as corporate office facilities, schools and university campuses and infrastructure facilities such as oil and gas refineries and pipelines.

a.  SAFEnet® -

Because each installation required a custom or tailored design, we developed a common software “operating system” which today is known as “SAFEnet”. This is an open architecture access control, intrusion detection and video security software. We believe it has no peer and will become the backbone for the future growth and success of our company.

b.  Pointguard® Xtreme and iTRUSTtm -

The Company’s iTRUST product was re-built in 2006 to be more suitable for the mid to low-end product area of the access control business segment. The revised product offering has been renamed Pointguard® Xtreme.

Pointguard Xtreme is both the upgrade path to the very successful Pointguard® product, and the replacement product for both iTRUSTtm and SAFEnet Litetm. This product is a simplified version of our Enterprise-Grade SAFEnet product. It has been sculpted to make the screens and initial setup easier for the average user, but with the SAFEnet core to allow for full upward migration as a user’s needs grow.

c.  Digital Video Recorders –

In January 2006, the Company purchased assets and intellectual property from Ecomatrix Funding, Inc., including those relating to its DVR product line. The Company has since merged the DVR product line it acquired from Ecomatrix with its own DVR product lines to create the Company’s state-of-the-art Viewpointtm DVR product. Through its engineering efforts, the Company has combined the best features of the two product lines, with the latest hardware available, providing the Company a highly competitive offering in the video DVR market.

2.	Global Systems Solutions, Inc.

In the Fall of 2005 we formed a new business called Global Systems Solutions, Inc., or GSS. Since then, we have staffed GSS with highly qualified engineers who will provide consulting, design and professional services related to the sale and installation of our Enterprise Grade products. GSS will work closely with very prominent government, defense and commercial enterprise contractors that partner with GSS for the design, installation and implementation of major security programs worldwide.

3.	Standardized Product Sales

In 2006 we also began a new business to concentrate on the sales of our products for which we have developed a standardized design. These are our so-called “out-of-the-box” security products and include digital video recorders (DVR), video cameras, small access control systems and related products. We are currently selling these products through marketing co-ops such as PSA and Northern Video, as well as through our sales staff and our dealer network.

Growth Strategy

The Company’s growth strategy focuses on developing three business markets: (i) our traditional Enterprise Grade Software/Hardware offerings; (ii) our Professional Services offerings in the United States, both in the Governmental, and Commercial market spaces; and (iii) our Professional Services offerings with product customization in large, region-wide applications in selected foreign markets were GSS is teamed with large U.S. - based government contractors.

We have always been a manufacturer of Enterprise-Grade Business offerings. However, as part of our growth strategy, we have returned to high level customization of SAFEnet®, our Enterprise-Grade software. The high level systems’ capability, combined with our Professional Services offerings through our GSS group, provides for a complete systems solution for the large sophisticated users in the Integrated Security Marketplace.

Our GSS group has been actively involved with large U.S. government contractors in country-wide command and control infrastructure projects in select foreign markets. Just as 9/11 was an awakening process for the U.S. Government, it signaled a more urgent message to U.S. friends and allies in the Global community. U.S. friends and allies globally have been actively soliciting large scale, national infrastructure solutions for their country’s security. These large security infrastructure programs include a security command and control platform requirement. GSS utilizes its professional services capabilities in conjunction with the SAFEnet Enterprise-Grade software platform, utilized as middle-ware, to meet the security command and control platform requirements for these opportunities. GSS is currently working with a large U.S. government contractor on these projects. The team has been working a number of opportunities, of which there is one that the team is currently short listed as one of two prospective awardees.

In early March 2007, we announced that the Company, through its GSS business, was issued a Blanket Purchase Order by Stratis Authority to provide up to $25.3 million in services and product to Stratis as part of its LearnSafe school safety and security program. The order was based on an initial Scope of Work submitted by MDI and approved by Stratis Authority to provide security products and professional services to multiple school districts located in the Southeast.

While our standardized product sales business is in its first few months of operation, we have already received orders, including orders through Northern Video and PSA. We are hopeful that this business will become a major contributor to our increasing 2007 revenue and will significantly contribute to our goal of becoming profitable during 2007.

Competition

Enterprise-Grade Business Offerings

The competition in the Enterprise-Grade Electronic Access Control Intrusion Detection Systems manufacturer business is still primarily Lenel, Softwarehouse, and GE Systems (formerly Casi-Rusco). These companies are owned by large corporations. Lenel is owned by United Technologies Corporation, Softwarehouse by Tyco, and GE Systems by General Electric.

The advantage that MDI has in the Enterprise-Grade Business offerings is our flexibility to accommodate large system users. MDI has always been known for its system stability and its ability to meet a customer’s needs by providing a custom software component, which subsequently becomes a part of the standard system for supportability. None of our competitors provide that service as a normal part of their business offerings.

Frost and Sullivan recognized our SAFEnet system as the very best in the industry last year with the award of the Frost and Sullivan Product Award. Frost & Sullivan, a global growth consulting company gave MDI’s ONE UNIFIED TECHNOLOGYtm platform the 2006 Security System Market Technology Leadership of the Year Award. MDI’s ONEtm platform unifies security systems, subsystems, and applications into a central command and control platform. After exhaustive analysis of competitive products, Frost & Sullivan concluded that ONE’s open architecture functionality goes far beyond the integration capabilities of some of the best security software offered by industry competitors. In the opinion of Frost & Sullivan, “the ONE Unified Technologytm is a truly revolutionary open architecture security system. What sets the ONE platform apart from other integrated security management software on the market is the ability to deliver an open architecture environment that adapts individual applications and devices to its operations.”

Global Systems Solutions Business Offerings

The GSS business offerings are unique to the integrated security systems market. GSS has brought to the marketplace the system flexibility of MDI’s SAFEnet system and its customizing capabilities where large, sophisticated systems users demand a solution that provides them the exact system capabilities to meet demanding market needs.

The GSS tailored-consulting approach to meeting customer needs, when managed by our talented group of industry experts, (most with over 20 years of high-end industry experience) bring real world solutions to our most sophisticated clients. GSS provides the design, installation, system implementation, and end user training of the customized SAFEnet system to our clientele.

In this respect, the GSS group has no known competition in the marketplace. The Stratis Authority award, and other large foreign projects on which GSS is currently short-listed, are real world examples of our lead position in the tailored-consulting/ customized systems approach to the Integrated Electronic Security Systems’ market space.

Employees

As of December 31, 2006, we had 59 employees. None of these employees were represented by collective bargaining agreements.

Business Background

Corporate Information

MDI, Inc. is a Delaware corporation with principal executive offices located at 10226 San Pedro Avenue, Suite 200, San Antonio, Texas 78216. Our website is operating at www.mdisecure.com. Our President and Chief Executive Officer is J. Collier Sparks, our Senior Vice President - Chief Operating and Financial Officer is Michael Sweet, our Senior Vice President – Sales and Marketing is Hal Haug and our Senior Vice President, General Counsel and Secretary is Richard Larsen (“Executive Officers”).

Company History

The Company was incorporated in the state of Delaware on December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. in September 2004. Following the sale of its CCTV Business to Honeywell International in December 2002, the Company structured its operations around three core lines of business: (i) based on the Company’s SAFEnet® unified security software, the Company integrates access control, alarm management and video security management into one centralized control platform that is able to deliver enterprise wide command of the entire physical security and identity management infrastructure, (ii) through its GSS subsidiary, the Company provides management services, hardware and software for the design and installation of turnkey security packages for schools, industrial, corporate and government facilities, and (iii) through its standardized products group the Company sells its “out-of-the-box” security products that includes digital video recorders (DVR), video cameras, small access control systems and related products.

The Company additionally conducts its business through its ABM Data Systems subsidiary (“ABM”), which provides central station alarm management software to central station monitoring companies. These companies oversee and dispatch assistance to residential and business alarms. Additionally, ABM provides the in-house security monitoring and management capabilities usually found in large geographically dispersed environments such as universities, municipalities, manufacturers and global enterprises.

In January 2006, the Company acquired substantially all the assets used by Ecomatrix Funding, Inc. in its Advanced Security Link (“ASL”) operation. The purchase price was 2 million shares of the Company’s common stock with a fair value of $1.82 million at the acquisition date which has been paid in full.

Item 2.	Description of Property.

In December 2006, the Company moved its San Antonio, Texas headquarter operations from 9725 Datapoint Drive, San Antonio, Texas to its current location, a leased building located at 10226 San Pedro Avenue, San Antonio, Texas. The new facility is state-of-the-art and was designed and constructed to meet the specific criteria of the Company. The facility consists of approximately 17,000 square feet of office, engineering and light assembly space, which is suitable for its purposes and is expected to accommodate the Company’s needs for the foreseeable future. Monthly rent is approximately $15 thousand plus normal operating expenses. The lease expires in 2010.

The former Company headquarters facility at 9725 Datapoint Drive, San Antonio, Texas, consisted of approximately 33,000 square feet of office and warehouse space. Pursuant to an agreement with the landlord, the lease with respect to this facility was terminated effective October 1, 2006, and the Company was permitted to remain in possession through December 2006, rent-free, while its current headquarter facility was being completed.

The Company also leases a 6,000 square foot office facility in Ontario, California which was closed during 2006. Rent is $8 thousand per month through August 31, 2009. The Company will either locate a sub-tenant or negotiate an early termination of the lease.

Item 3.	Legal Proceedings.

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

In January 2007, a Court of Appeals in Paris, France ruled in favor of the Company in the MDI vs. Marc Powell Smith, et al (“MPS”) matter. MPS had claimed that he was immediately owed legal fees under the terms of a 2001 Fee Agreement with the Company relating to his representation of the Company in a suit against Aasset Security, a French company. The Paris Court of Appeals stated that MPS was owed no fees by MDI until such time as there was a final verdict in the MDI-Aasset Security matter. The Company has accrued $388 thousand in deferred legal settlement liabilities on the Company’s balance sheet related to the estimated contingent settlement costs related to the Aasset Security settlement.

Item 4.	Submission of Matters to a Vote of Securities Holders.

No matter was submitted during the fourth quarter.

PART II
(Dollars in Thousands, except per Share Data)

Item 5.	Market for Common Equity, and Related Stockholder matters.

Market Prices

The common stock of the Company is traded on the NASDAQ Stock Market listed under the symbol “MDII.” The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices for the Company’s common stock as reported by the NASDAQ Stock Market.

Fiscal Year ended December 31, 2006:	High	Low

Quarter ended December 31, 2006	$0.55	$0.35
Quarter ended September 30, 2006	0.72	0.43
Quarter ended June 30, 2006	1.34	0.71
Quarter ended March 31, 2006	1.61	0.87

Fiscal Year ended December 31, 2005:	High	Low

Quarter ended December 31, 2005	$1.14	$0.61
Quarter ended September 30, 2005	2.62	0.41
Quarter ended June 30, 2005	0.61	0.37
Quarter ended March 31, 2005	0.93	0.59

Stockholders

As of March 9, 2007, the Company had approximately 1,200 record holders of its common stock, as reflected on the books of the Company’s transfer agent. A significant number of shares were held in street name and, as such, the Company believes that the actual number of beneficial owners is significantly higher.

Dividends

The Company has not established a policy to pay dividends, nor has it paid any dividends on its common stock during the past two years. We plan to reinvest all profits in our business, and we do not anticipate that we will adopt any policy to pay dividends on common stock in the foreseeable future. Any payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including restrictions imposed by financing arrangements, the Company’s earnings, financial condition, capital requirements and debt covenants, and the tax treatment consequences of paying dividends.

Recent Sale of Unregistered Securities

During the fourth fiscal quarter ended December, 2006, we did not offer for sale any unregistered securities.

Equity Compensation Plans

Shares of common stock issuable on the exercise of warrants have not been approved by the Company’s stockholders and, accordingly, have been segregated in the table below.

Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise of	exercise price of	future issuance under
	outstanding options and	outstanding options and	equity compensation
Plan Category	warrants	warrants	plans

Equity compensation plans approved by security holders	4,581, 973	$0.99	4,714,872
Equity compensation plans not approved by security holders	-0-		-0-

Total	4,581,973	$0.99	4,714,872

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

General

Use of Estimates and Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income or loss from operations, and net income or loss, as well as on the value of certain assets on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include receivable reserves, recoverability of long-lived assets, revenue recognition, stock-based compensation, and recoverability of goodwill and other intangible assets. In addition, please refer to the Notes to the accompanying consolidated financial statements for further discussion of our accounting policies.

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

Impairment of Long-Lived Assets

The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows. The amount of long-lived asset impairment is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Goodwill

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of goodwill to its estimated fair value.

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

Revenue Recognition

Product sales are recorded when goods are shipped to the customer. Most sales made to domestic customers are on 30-day terms after a credit review is performed to establish creditworthiness and to determine an appropriate credit limit. International sales are made under varying terms depending upon the creditworthiness of the customer and include the use of letters of credit, payment in advance of shipment and open trade terms and revenue is deferred when collection is determined not to be probable.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

Results from Continuing Operations - Year ended December 31, 2006 compared to year ended December 31, 2005
(Dollars in Thousands, except per Share Data)

Backlog

Our backlog on December 31, 2006 was $2,100. This is an increase of $1,200 over 2005’s backlog of $900.

As announced on February 28, 2007, the Company received an order from Stratis Authority for $25,300 in products and services. When combined with the existing backlog, the Company backlog as of February 28, 2007 was $27,000.

Net Sales

The revenue for the year ended December 31, 2006 was $8,720, which included sales from its acquired assets of $1,137, compared to $8,797 for the year ended December 31, 2005. The decrease was due to a delay in receipt of orders to ship $2,100 of product and services in 2006. These orders are currently being filled.

Costs of Sales

Costs of sales for the year ended December 31, 2006 were $4,419 compared to $4,627 for the year ended December 31, 2005. The Company’s gross margins for the years ended December 31, 2006 and 2005 were 49% and 47% respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $10,751 for the year ended December 31, 2006, compared to $9,495 for the year ended December 31, 2005. The increase of $1,256 from 2005 was due in large part to the non-cash stock option expense of $732 during 2006. Selling, general and administrative expenses as a percentage of revenues were 123% and 108% for the years ended December 31, 2006 and December 31, 2005, respectively.

Liquidity and Capital Resources

The Company’s existing capital resources as of December 31, 2006, consisted of cash and accounts receivable totaling $1,760. The Company has a negative working capital of $467 and has net cash used in operating activities of $4,058 in 2006. The Company believes that revenues will increase during 2007 to the point of profitability by the end of the year. The Company further believes that the financing arrangements that the Company currently has with Stratis Authority, when combined with the revenue it expects to receive as it fills its current backlog, will be sufficient to sustain operations throughout the next twelve months. For example, the Company expects to receive a capital infusion of $2,600 and expects Stratis to make advance payments for products and services throughout 2007 to facilitate the Company’s working capital needs.

In the event that we need to raise additional capital externally to cover cash shortfalls and to compete in our markets, we are optimistic that we will be able to obtain financing on favorable terms. The Company has sold 5,306,122 shares of common stock on January 31, 2007 to Stratis Authority for $2,600 which is to be paid over a six-month period beginning March 2007. In May 2006, the Company issued 2,875,000 shares of common stock for which it obtained proceeds of $2,144 and granted warrants to purchase 1,236,250 shares at $1.02/share. In August 2005, the Company issued 2,900,000 shares of common stock for which it obtained proceeds of $3,744 and granted warrants to purchase 1,571,800 shares at $3.14/share. The Company also believes that it will be able to obtain a significant working capital line of credit based on the purchase orders from Stratis and will be able to obtain advances from its bank factoring advance line. However, no assurances can be made.

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether or to what extent any of such risks may be realized, nor are there any assurances that the Company has identified all possible risks that might arise. There are numerous and varied risks known and unknown that may prevent us from achieving our goals. Some of these risks are set forth below.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We did not begin operations of our current GSS business concept until October 2005. Additionally, we acquired the assets of Ecomatrix Funding related to its ASL operations in January 2006 which required that we devote Company resources and time to integrate those assets into the Company’s business operations. After completing the integration of these assets into the Company’s business, we expect to realize additional business opportunities and sales. However, we have limited operating history in our new form, which makes it difficult to evaluate our business on the basis of historical operations. As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data. Reliance on the historical results may not be representative of the results we will achieve in our combined form.

The Company may not be profitable in the future.

The Company has suffered losses in each of the last five years. Our management believes that our current business plan will be successful and that we will reach profitability in 2007 and continue to maintain and grow profitability; however, our business plan is speculative and unproven. Although we have recently received large orders for the purchase of our services and products, there is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will sustain profitability now or in the future. If we incur significant operating losses, our stock price may decline, perhaps significantly.

A significant portion of our GSS business segment is dependent upon a relationship with one customer.

Our GSS business segment currently provides its products and services to Stratis Authority and its LearnSafe customers. The Stratis contract may be terminated at any time upon notice to us. Furthermore, Stratis is not obligated to use our services and products under any of its LearnSafe contracts. If Stratis terminates its contract with us, or if it chooses not to buy our products or use our services, we could experience an immediate detrimental impact on our GSS business segment, resulting in a material detrimental effect on our results of operations.

We may engage in acquisitions, which will consume resources and may be unsuccessful or unprofitable.

We have pursued, and we intend to continue to pursue, a strategy of acquiring businesses that fit within our business model. However, acquisitions are not always successful or profitable. Any future acquisitions could expose us to risks, including risks associated with assimilating new operations and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies. Acquisitions may also result in additional expenses from amortizing acquired intangible assets. If we attempt an acquisition and are unsuccessful in its completion, we will likely incur significant expenses without any benefit to our Company. If we are successful in completing an acquisition, the risks and other problems we face may ultimately make the acquisition unprofitable. Failed acquisition transactions and underperforming completed acquisitions would burden us with significant costs without any corresponding benefits to us, which could cause our stock price to decrease, perhaps significantly.

We expect that we will need to raise additional funds, and these funds may not be available when we need them.

We believe that we will need to raise additional monies in order to fund our growth strategy and implement our business plan. Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets. Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business. There can be no assurance that additional financing will be available when needed on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the expected growth of our operations, or our Company will suffer .

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we intend to increase the scope of our operations and acquire complimentary businesses. Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our management and our resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which we believe have greater resources than we do. New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model. If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion. We may not have the resources to compete effectively with current or future competitors. If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our business to suffer.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals within our Executive functions. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Our inability to hire, train and retain qualified employees could cause our financial condition to suffer.

The success of our business is highly dependent upon our ability to hire, train and retain qualified employees. We face competition from other employers for laborers, and the availability of labor is limited. We must offer a competitive employment package in order to hire and retain employees, and any increase in competition for labor may require us to increase wages or benefits in order to maintain a sufficient work force, resulting in higher operation costs. Additionally, we must successfully train our employees in order to provide high quality services. In the event of high turnover or a labor shortage, we may experience difficulty in providing consistent high-quality services. These factors could adversely affect our results of operations.

We may be unable to pay our debts when due, which could materially impact our profitability and our stock price .

Historically we have not incurred debt in order to operate our business or pursue our acquisition strategy. However, we will likely incur new debt in the future as we continue to implement our business plan, which may also involve engaging in strategic acquisitions. There is no guarantee that revenues from operations will be sufficient to pay such debts as they become due. We may need to attract new investors or lenders in order to refinance debt or incur new debt, and we may not be successful in doing so. Even if we are able to attract new investors or lenders or otherwise obtain additional financing, we could still suffer financial hardships if unexpected expenses arise or if revenues fail to meet our expectations. If we fail to obtain financing or attract other investors, our results of operations may suffer, resulting in a decline in the price of our common stock.

RISKS RELATED TO OUR COMMON STOCK

Our management believes that measurable risks exist in connection with an investment in our common stock, some of which are described below.

Sales of large quantities of our Common Stock could reduce the price of our common stock.

During 2005, 2006 and January 2007, the Company sold approximately 13,000,000 shares of our common stock and additionally issued warrants for the purchase of an approximately 2,800,000 shares, as follows: (i) the Company sold 5,306,122 shares of common stock on January 31, 2007 to Stratis Authority for $2,600 which is to be paid over a six-month period beginning March 2007; (ii) in May 2006, the Company issued 2,875,000 shares of common stock for which it obtained proceeds of $2,144 and granted warrants to purchase 1,236,250 shares at $1.02/share; (iii) in August 2005, the Company issued 2,900,000 shares of common stock for which it obtained proceeds of $3,744 and granted warrants to purchase 1,571,800 shares at $3.14/share; and (iv) in January 2006, the Company issued 2,000,000 shares of common stock as payment for the assets acquired from Ecomatrix Funding, Inc. The Company registered approximately 10,500,000 of those shares and warrant shares with the SEC. Of the shares registered with the SEC, the Company believes that approximately 7,500,000 have been sold. When the remainder of the shares are registered with the SEC and sold in the public market, it could cause the market price of our common stock to drop by increasing the total number of shares offered for sale to the public. An overabundance of available shares in the market may limit the price growth potential of our Common Stock even if our business is doing well, because the available supply may exceed the demand for our shares. This phenomenon may impair our ability to raise needed capital by reducing the price at which we could sell our common stock. In addition, the Company may seek future financings that involve the issuance of equity securities or instruments convertible into or exchangeable for equity securities and any such future financings may further reduce the price of our common stock.

Our common stock could be delisted from the NASDAQ Stock Market (“NASDAQ”) if we do not comply with the NASDAQ continued listing standards .

Our common stock is listed on the NASDAQ, and to maintain our listing we must meet certain continued listing standards. If our Common Stock was delisted from the NASDAQ for any reason, it would reduce our liquidity and could seriously reduce the value of our Common Stock, reduce our ability to raise additional financing, limit our use of equity instruments to satisfy outstanding obligations, and limit our ability to attract qualified employees.

On June 27, 2006, the Nasdaq Stock Market (“Nasdaq”) notified us that for 30 consecutive trading days the bid price for our common stock had closed below the $1.00 per share minimum required for continued inclusion under NASDAQ Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), Nasdaq provided us with 180 calendar days until December 26, 2006, to regain compliance. If, at anytime before December 26, 2006, the bid price of the our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that we are in compliance with the rule. The Company received a second letter on December 27, 2006 from the Nasdaq, stating that the Company will be provided a second 180 calendar days, or until June 22, 2007, to regain compliance with the Nasdaq bid price requirement. If, at anytime before June 22, 2007, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company complies with the Rule. In its December 27, 2006 letter to the Company, Nasdaq notes that the Company meets all initial inclusion criteria for the Nasdaq Capital Market except for the bid price. If the company is not in compliance with the Rule by June 22, 2007, Nasdaq will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal this determination.

Item 7.	Financial Statements.

The audited financial statements are annexed to this report, commencing on page 17.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2006.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the CEO, COO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Item 8B.  Other information

None

PART III

Item 9.	Directors and Executive Officers of the Registrant.

The information relating to directors, executive officers, and compliance with Section 16(a) of the Exchange Act contained in the Company’s definitive proxy statement to be delivered to stockholders in connection with the 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Item 10.	Executive Compensation.

The information relating to executive compensation contained in the Proxy Statement is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information relating to security ownership of certain beneficial owners and management contained in the Proxy Statement is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions.

The information relating to this item contained in the Proxy Statement is incorporated herein by reference.

Item 13.	Exhibits.

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Certificate of Incorporation of the Company, as amended to December 20, 2002 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2002)
3.2	Amendment to Certificate of Incorporation of the Company dated September 22, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2005)
3.3	Amendment to Certificate of Incorporation of the Company dated June 22, 2006 (*)
3.4	By-Laws of the Company, as amended to April 22, 2004 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2005)
4.1	Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891)
4.2	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2006)
4.3	Registration Rights Agreement, dated as of May 23, 2006, by and among MDI, Inc. and certain parties listed therein (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2006)

Exhibit
No.	Description

10.1	Letter Agreement regarding purchase of certain assets (incorporated by reference to our Current Report on Form 8-K filed on December 9, 2005)
10.2	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 24, 2006)
14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003)
21.1	Subsidiaries of MDI, Inc. (*)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (*)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (*)
32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)
99.1	Audit Committee Charter revised by the Audit Committee as of April 9, 2005. (filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2005)
99.2	Nominating Committee Charter adopted by the Board on March 8, 2004. (filed as Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2005)

(*) Exhibits marked with an (*) are filed with this Form 10-K.

Item 14.	Principal Accountant Fees and Services.

The information relating to our principal accountant’s fees and services contained in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: March 30, 2007	By:	/s/ J. Collier Sparks J. Collier Sparks Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Power James Power	Chairman of the Board	Dated: March 30, 2007

/s/ J. Collier Sparks J. Collier Sparks	Chief Executive Officer(Principal Executive Officer)	Dated: March 30, 2007

/s/ Carlo Loi Carlo Loi	Vice Chairman of the Board	Dated: March 30, 2007

/s/ Robert McCann Robert McCann	Director	Dated: March 30, 2007

/s/ Peter Knepper Peter Knepper	Director	Dated: March 30, 2007

/s/ James Vandevere James Vandevere	Director	Dated: March 30, 2007

MDI, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDI, Inc.:

We have audited the accompanying consolidated balance sheets of MDI, Inc. (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

PMB Helin Donovan, LLP

/s/  PMB Helin Donovan, LLP

March 23, 2007
Austin, Texas

MDI, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$452	$2,140
Trade accounts receivable, net	1,308	1,912
Inventories	736	1,008
Prepaid expenses and other current assets	74	191

Total current assets	2,570	5,251
Property and Equipment, net	225	661
Other Assets:
Goodwill	4,612	2,792
Other intangible assets	28	35
Other assets	363	520

Total assets	$7,798	$9,259

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,473	$876
Accrued expenses	263	256
Deferred legal settlement	388	388
Accrued compensation	382	401
Bank factoring advance	312	—
Other current liabilities	9	70
Deferred revenue	210	236

Total current liabilities	3,037	2,227
Long-Term Liabilities	—	—

Total Liabilities	3,037	2,227
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued	977	977
Common stock, $0.01 par value; 100,000,000 and 50,000,000 shares authorized; 22,657,610 and 21,230,637 shares issued at December 31, 2006 and December 31, 2005, respectively	227	212
Additional paid-in-capital	132,957	166,926
Accumulated deficit	(129,400)	(122,382)
Treasury stock, at cost (0 and 3,488,350 common shares at December 31, 2006 and 2005, respectively)	—	(38,701)

Total stockholders’ equity	4,761	7,032

Total liabilities and stockholders’ equity	$7,798	$9,259

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years ended December 31,
	2006	2005

Net sales	$8,720	$8,797
Cost of sales (exclusive of depreciation shown separately below)	4,419	4,627

Gross profit	4,301	4,170
Other operating costs:
Selling, general and administrative	10,751	9,495
Depreciation and amortization	534	832

	11,285	10,327

Operating loss	(6,984)	(6,157)
Other income (expense):
Interest income	22	3
Loss on disposal of fixed assets	(11)	(2)
Other, net	1	629

	12	630

Loss before income taxes and discontinued operations	(6,972)	(5,527)
Income taxes	—	—

Loss from continuing operations	(6,972)	(5,527)
Loss from discontinued operations	(12)	(118)

Net loss	(6,984)	(5,645)
Dividend requirements on preferred stock	(34)	(34)

Net loss allocable to common stockholders	$(7,018)	$(5,679)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(0.33)	$(0.31)
Discontinued operations	(0.00)	(0.01)

Basic and diluted loss per share	$(0.33)	$(0.32)

Basic and diluted weighted average- shares outstanding:	21,472,634	17,685,787

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Additional
	Preferred stock		Common stock		Paid-in	Accumulated	Treasury stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance, December 31, 2004	195,351	$977	18,162,453	$181	$163,146	$(116,703)	3,488,350	$(38,701)	$8,900
Net loss	—	—	—	—	—	(5,645)	—	—	(5,645)
Sale of common stock	—	—	2,900,000	29	3,715	—	—	—	3,744
Exercise of stock options and warrants	—	—	168,184	2	65	—	—	—	67
Preferred stock dividends	—	—	—	—	—	(34)	—	—	(34)

Balance, December 31, 2005	195,351	$977	21,230,637	$212	$166,926	$(122,382)	3,488,350	$(38,701)	$7,032

Net loss	—	—	—			(6,984)	—	—	(6,984)
Business Acquisition	—	—	2,000,000	20	1,800	—	—	—	1,820
Sale of common stock	—	—	2,875,000	29	2,115	—	—	—	2,144
Non cash stock compensation	—	—	—		732	—	—	—	732
Exercise of stock options and warrants	—	—	40,323	1	50	—	—	—	51
Preferred stock dividends	—	—	—		—	(34)	—	—	(34)
Retirement of treasury stock	—	—	(3,488,350)	(35)	(38,666)	—	(3,488,350)	38,701	—

Balance, December 31, 2006	195,351	$977	22,657,610	$227	$132,957	$(129,400)	—	$—	$4,761

The accompanying notes are an integral part of the consolidated financial statements.

MDI, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2006	2005

Operating Activities:
Net loss	$(6,984)	$(5,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	11	2
Non cash stock compensation	732	—
Depreciation and amortization	534	833
Provision for losses on accounts receivable	221	(54)
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	383	1,392
Inventories	272	(267)
Prepaid and other current assets	275	(34)
Trade accounts payable	597	(143)
Accrued and other current liabilities	(99)	(934)

Net cash used in operating activities	(4,058)	(4,850)

Investing Activities:
Purchases of property and equipment	(102)	(154)

Net cash used in investing activities	(102)	(154)

Financing Activities:
Issuance of common stock	2,194	3,810
Net proceeds from factoring payable	312	—
Payment of preferred stock dividends	(34)	(34)

Net cash provided by financing activities	2,472	3,776

Net decrease in cash and cash equivalents	(1,688)	(1,228)
Cash and cash equivalents, beginning of period	2,140	3,368

Cash and cash equivalents, end of period	$452	$2,140

Non cash Investing:
Purchase of assets from Ecomatrix Funding, allocated to goodwill for 2,000,000 shares of common stock	$1,820	$—

Supplemental cash flow information:
Cash paid during the year for:
Interest	$—	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MDI, Inc.

Notes to Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Business Description

MDI, Inc., a Delaware corporation, (“MDI” or “the Company) is engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. MDI products have protected thousands of customers around the world, including many of the world’s most security-minded government agencies such as the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of MDI, Inc. (formerly known as American Building Control, Inc.), a Delaware corporation, and its wholly-owned subsidiaries. These companies are collectively referred to as the “Company”. All significant inter-company balances and transactions have been eliminated in consolidation.

Liquidity

The Company’s existing capital resources as of December 31, 2006, consisted of cash and accounts receivable totaling $1,760 thousand. The Company has negative working capital of $467 thousand and has net cash used in operating activities of $4,058 thousand in 2006. The Company believes that revenues will increase during 2007 to the point of profitability by the end of the year. The Company further believes that the financing arrangements that the Company currently has with Stratis Authority, when combined with the revenue it expects to receive as it fills its current backlog, will be sufficient to sustain operations throughout the next twelve months. For example, the Company expects to receive a capital infusion of $2.6 million and expects Stratis to make advance payments for products and services throughout 2007 to facilitate the Company’s working capital needs. See Note 16.

In the event that we need to raise additional capital externally to cover cash shortfalls and to compete in our markets, we are optimistic that we will be able to obtain financing on favorable terms. However, no assurances can be made. The Company has issued stock and obtained proceeds of $2,144 thousand in 2006 and $3,744 thousand in 2005.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their carrying amounts based on the short maturities of these instruments. The Company’s management believes the fair value of the bank factoring advance also approximates its carrying amount.

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

Inventories

Inventories are comprised primarily of finished goods stated at the lower of cost or market through the use of an inventory valuation allowance. In order to assess the ultimate realization of inventories, the Company is required to make judgments as to future demand requirements compared to current or committed inventory levels. Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.

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

Deferred Income Taxes

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

Revenue Recognition

Revenue is recognized on product sales when goods are shipped to the customer. Revenue from the sale of contract software maintenance service is recognized over the one-year term of the agreement.

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

Advertising

The Company recognizes advertising expenses as incurred. The Company’s advertising expense was $39 thousand and $110 thousand for 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-KSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Company recorded a $732 thousand expense for stock compensation cost related to stock options recognized in the year ended December 31, 2006. No future income tax benefit was recognized in the year ended December 31, 2006.

The pro forma disclosures below use the fair value method of SFAS 123R to measure compensation expense for stock based employee compensation plans. There was no stock based employee compensation cost included in the determination of net loss as reported for the year ended December 31, 2005.

(thousands)

Loss from continuing operations allocable to common stockholders:
As reported	$(5,679)
Deduct: Total stock-based compensation under fair value based method for all awards	(1,390)

Pro forma	$(7,069)
Basic and diluted loss per share from continuing operations allocable to common stockholders:
As reported	$(0.31)
Pro forma	$(0.40)

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

Preferred stock and stock options were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. FIN 48 will also require significant additional disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

Effective January 1, 2006, the Company adopted SFAS 123R including supplemental application guidance issued by the SEC in Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment (“SAB 107”) — using the modified prospective transition method. In accordance with the modified prospective transition method, results for prior periods have not been restated. SFAS 123R requires that the cost of all stock-based transactions be measured at fair value and recognized over the period during which a grantee is required to provide goods or services in exchange for the award. The Company had previously accounted for its stock-based awards to employees under the intrinsic value method prescribed by APB 25.

Under the modified prospective transition method, compensation expense recognized during the year ended December 31, 2006 includes: (a) compensation expense for all stock-based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based awards granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

Note 2:	Business Acquisition

In January 2006, the Company purchased certain assets used by Ecomatrix Funding, Inc. in its Advanced Security Link operation. The purchase price was 2 million shares of the Company’s stock with a fair value of $1,820 thousand on the date of issuance. The entire purchase price has been allocated to goodwill.

Note 3:	Discontinued Operations

There were no significant expenses related to discontinued operations in 2006. During 2006 and 2005, discontinued operations resulted in a net loss of $12 thousand and $118 thousand, respectively. During 2005, $133 thousand was paid for relocation and $87 thousand was paid for severance.

Note 4:	Trade Accounts Receivable

Supplemental information on net trade accounts receivable (in thousands):

	Year ended December 31,
	2006	2005

Gross trade accounts receivable	$1,727	$2,131
Less: allowance for doubtful accounts	(419)	(219)

	$1,308	$1,912

Note 5:	Inventory

Supplemental information on inventory (in thousands):

	Year ended December 31,
	2006	2005

Inventory	$844	$1,121
Less: inventory allowance	(108)	(113)

	$736	$1,008

Note 6:	Property and Equipment

The components of property and equipment are as follows (in thousands):

		December 31,
	Useful Lives	2006	2005

Machinery and equipment	3-7 years	$572	$532
Furniture and fixtures	3-7 years	279	279
Software	3-8 years	3,676	3,676
Leasehold improvements	20-30 years	159	170

		4,686	4,657
Accumulated depreciation		(4,461)	(3,996)

		$225	$661

Depreciation expense was $527 thousand and $825 thousand for the years ended December 31, 2006 and 2005.

Note 7:	Income Taxes

The Company recorded no provision for income taxes during the years ended December 31, 2006 and 2005. Losses before income taxes consisted of U.S. losses of $6,984 thousand and $5,645 thousand for the years ended December 31, 2006 and 2005, respectively.

The Company’s effective income tax rate differed from the U.S. Federal statutory rate as follows:

	Year Ended December 31,
	2006	2005

U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax effect	(3.0)	(3.0)
Other non-deductible expenses	3.8	0.3
Net change in valuation allowance	32.4	33.2
Other, net	0.8	3.5

	0.0%	0.0%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Property and equipment	156	—
Inventories	46	53
Accounts receivable	103	81
Accrued expenses	140	134
Net operating loss carry forwards	26,097	23,986
Other, net	44	36

Gross deferred tax assets	26,586	24,290
Deferred tax liabilities:
Property and equipment	—	(68)
Goodwill amortization and impairment	(749)	(651)

Gross deferred tax liabilities	(749)	(719)
Valuation allowance	(25,837)	(23,571)

Net deferred tax asset	$—	$—

At December 31, 2006 and 2005, the Company had federal, state and foreign net operating loss carry forwards of approximately $76.8 million, $70.5 million, respectively. Federal net operating loss carry forwards expire in 2021 to 2025.

The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company’s ability to generate sufficient taxable income within the carry forward periods (2007-2025) and is subject to change depending on tax laws in effect in years in which carry forwards are used.

Note 8:	Goodwill

A summary of the changes in goodwill is as follows (in thousands)

Total

Net carrying value at December 31, 2004	$2,792
No adjustment during 2005	—

Net carrying value at December 31, 2005	$2,792
Asset purchase (Note 2)	1,820

Net carrying value at December 31, 2006	$4,612

In performing its impairment analysis under SFAS No. 142, the Company completes a two step process to determine the amount of the impairment, if any. In calculating an impairment charge, the fair value of a reporting unit is estimated using discounted cash flow methodology.

The increase in goodwill reflects the Company’s acquisition of certain assets from Ecomatrix Funding.

As part of the impairment test as of December 31, 2006 and 2005, the Company determined that no impairment charge was necessary for MDI.

Note 9:	Other Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted	December 31, 2006
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value

Intangible assets subject to amortization Patents and trademarks	17.1	$98	$(70)	$28

		$98	$(70)	$28

		December 31, 2005

Intangible assets subject to amortization Patents and trademarks	17.1	$98	$(63)	$35

		$98	$(63)	$35

Amortization expense related to intangible assets was $7 thousand for the years ended December 31, 2006 and 2005.

The aggregate estimated future amortization expense for intangible assets as of December 31, 2006 is as follows (in thousands):

Years ending December 31,	Amortization Exp.

2007	7
2008	7
2009	7
2010	7

Total	$28

Note 10:	Financing Arrangements

Factoring Arrangement

From time to time the Company sells receivables pursuant to the terms of an agreement dated December 28, 2006 with Crestmark Financial Corporation. As of December 31, 2006, there was an aggregate of $312 thousand invoices purchased under this arrangement which was accounted for as a financing transaction. Upon the occurrence of an event of default, Crestmark has the right to demand the immediate repayment of all indebtedness owed to it by the Company. The discount on the face value of any invoice is approximately 0.55% per ten day period outstanding. The agreement allows for the Company to obtain advances of up to 85% of the balance of qualifying receivables subject to approval. These advances are secured by certain accounts receivable balances at December 31, 2006 with an approximate carrying value of approximately $370 thousand.

Note 11:	Commitments and Contingencies

Operating Leases

The Company leases office and warehouse space, as well as data processing and office equipment, under long-term, non-cancelable leases. Minimum future rental payments for all long-term non-cancelable operating leases are presented below (in thousands):

Years Ending December 31,

2007	240
2008	255
2009	240

Total	$735

Total rent expense was as follows (in thousands):

Years Ending December 31,

2006	$537
2005	$543

Litigation

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. We currently are not a party to any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

In January 2007, a Court of Appeals in Paris, France ruled in favor of the Company in the MDI vs. Marc Powell Smith, et al (“MPS”) matter. MPS had claimed that he was immediately owed legal fees under the terms of a 2001 Fee Agreement with the Company relating to his representation of the Company in a suit against Aasset Security, a French company. The Paris Court of Appeals stated that MPS was owed no fees by MDI until such time as there was a final verdict in the MDI-Aasset Security matter. The Company has accrued $388 thousand in deferred legal settlement liabilities on the consolidated balance sheets as an estimate of contingent legal fees on the proceeds received from the Aasset Security litigation.

Note 12:	Stockholders’ Equity

Preferred Stock

The Company’s Series A Preferred Stock (the “Preferred Stock”) earned dividends at the rate of LIBOR +2% per annum. All dividends accrue whether or not such dividends have been declared and whether or not there are any profits, surplus or other funds of the Company legally available for payment.

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

Common Stock

On August 8, 2005, the Company entered into a Securities Purchase Agreement with a consortium of eight private institutions providing for the sale by the Company of 2,900,000 shares of common stock priced at $1.40 per share and the issuance of warrants for a total of 1,450,000 shares, each exercisable at $3.14 per share and having a five year term from the date of issuance. The warrants are first exercisable on the 183rd day after the closing date. MDI was obligated to register the shares and warrant shares for resale on a registration statement within 90 to 120 days. The registration was completed on September 8, 2005. The placement agent received a warrant to purchase 120,000 shares on the same terms as apply to the warrants issued to the Purchasers. The total cash received by MDI at closing was $4,060 thousand, from which approximately $318 thousand was dispersed for transaction related expenses.

On May 23, 2006, MDI entered into identical Securities Purchase Agreements, Registration Rights Agreements and Common Stock Purchase Warrants with 5 investors for the Sale by MDI of 2,875,000 shares of common stock priced at $0.80 per share and warrants totaling 1,150,000 shares exercisable at $1.02 having a five year term from the date of issuance and exercisable on or after the 181st day following the closing of the sale. As required by the Registration Rights Agreement, MDI registered the shares and warrant shares for resale on a registration statement. The placement agent received a warrant to purchase 86,250 shares on the same terms as apply to the warrants issued to the Purchasers. The total cash received by MDI at closing was $2.3 million, from which approximately $156 thousand was dispersed as transaction related expenses.

On June 22, 2006 MDI stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 50,000,000 shares to 100,000,000 shares.

Treasury Stock

On November 7, 2006, the Board of Directors approved the retirement of all shares held in treasury. All shares of common stock held in treasury were retired and the balance at December 31, 2006 was zero.

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

On June 22, 2006, the stockholders approved an amendment to increase the number of shares of the Common Stock available under the 2002 Plan from 5,000,000 shares to 10,000,000 shares.

To the extent that these options are exercised in the future, they will decrease the existing stockholders’ percentage equity ownership in the Company and will be dilutive to existing stockholders. The issuance and exercise of additional options could have the effect of diluting the earnings per share and book value per share of the outstanding Common Stock. At December 31, 2006, there were 4,714,872 shares available for grant under the 2002 Plan.

Stock Option Grants

Option prices are equal to the market price at the date of grant. Shares are granted under terms and conditions approved by Board of Director’s. On September 23, 2005, the Board of Director’s accelerated vesting of all grants that were not previously vested on September 23, 2005.

The fair value of each stock option grant was estimated on the grant date using the Black-Scholes option pricing model. A summary of the assumptions used in the fair value measurements is presented below for the year ended December 31, 2006:

Expected life in years	5.5
Expected volatility	83%
Risk-free interest rate	4.8%
Weighted average per share grant date fair value	$0.52

Information with respect to options outstanding and changes for each of the years in the period ended December 31, is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	3,238,093	$1.05	2,071,373	$1.30
Granted	1,514,323	0.86	1,613,000	0.80
Exercised	(40,323)	1.24	(168,184)	1.28
Forfeited	(130,120)	1.17	(278,096)	1.26

Outstanding at end of year	4,581,973	$0.99	3,238,093	$1.05
Options exercisable at end of year	4,171,973	$1.01	3,238,093	$1.05

Additional information about stock options at December 31, 2006 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.45 to $0.89	1,935,800	8.6 years	$0.71	1,648,300	$0.71
$0.90 to $1.50	2,555,833	7.7 years	1.16	2,433,333	1.17
$1.51 to $1.60	85,000	6.2 years	1.58	85,000	1.58
$1.61 to $9.25	5,340	2.8 years	8.39	5,340	8.39

	4,581,973	8.2 years	$0.99	4,171,973	$1.01

Unrecognized grant date value of options at December 31, 2006 was $68 thousand with a remaining amortization period of less than two years. Intrinsic value of shares exercised during the year ended December 31, 2006 was zero. Intrinsic value of shares outstanding as of December 31, 2006 was zero.

Note 14:	Related Party Transactions

The Company had no significant related party transactions during the years ended December 31, 2006 or 2005.

Note 15:	Quarterly Operating Results

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006:
Net sales	$2,695	$2,219	$1,933	$1,873
Gross profit	1,445	1,054	1,001	801
Net loss	(1,408)	(1,923)	(1,745)	(1,942)
Net loss per share, basic	$(0.07)	$(0.09)	$(0.08)	$(0.08)

Net loss per share, diluted	$(0.07)	$(0.09)	$(0.08)	$(0.08)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2005:
Net sales	$1,948	$1,754	$2,346	$2,749
Gross profit	986	803	1,079	1,302
Net loss	(1,754)	(1,307)	(1,588)	(1,030)
Net loss per share, basic	$(0.12)	$(0.09)	$(0.10)	$(0.06)

Net loss per share, diluted	$(0.12)	$(0.09)	$(0.10)	$(0.06)

Note 16:	Subsequent Events

During February 2007, MDI was issued a Blanket Purchase Order by Stratis Authority to provide up to $25.3 million in services and product to Stratis as part of its LearnSafe school safety and security program. The order was based on an initial Scope of Work submitted by MDI and approved by Stratis Authority to provide security products and professional services to multiple school districts located in the Southeast.

Stratis Authority also issued the Company a firm commitment to purchase 5,306,122 shares of common stock for a purchase price of $0.49 per share for total expected proceeds of $2.6 million. The shares are expected to be paid for over a six month period beginning March 2007.