Form 10QSB
period 2007-03-31
MDI, INC.
filed 2007-05-11
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Registrant’s telephone number, including area code: (210) 582-2664
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one): Yes ☐  No ☑
As of May 7, 2007, the Company had 32,093,802 shares of common stock outstanding.
Transitional Small Business Disclosure format (check one): Yes ☐   No ☑

MDI, INC.
FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006
Consolidated Statements of Operations For the Three Month Periods Ended March 31, 2007 and 2006
Consolidated Statements of Cash Flows For the Three Month Periods Ended March 31, 2007 and 2006
Notes to Financial Statements
Item 2. Management’s Discussion and Analysis and Results of Operation
Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBITS
CERTIFICATIONS
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Joint Certification of Chief Executive Officer and Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Joint Certification of Chief Executive Officer and Chief Financial Officer

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$35	$452
Trade accounts receivable, net	1,712	1,308
Inventories	695	736
Prepaid expenses and other current assets	105	74

Total current assets	2,547	2,570
Property and Equipment – net	220	225
Other Assets:
Goodwill	4,612	4,612
Other intangible assets	27	28
Other assets	134	363

Total assets	$7,540	$7,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Trade accounts payable	$1,602	$1,473
Accrued expenses	374	263
Deferred legal settlement	388	388
Accrued compensation	370	382
Bank factoring advance	277	312
Other current liabilities	21	9
Deferred revenue	247	210

Total current liabilities	3,279	3,037
Long-Term Liabilities	—	—

Total Liabilities	3,279	3,037
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $0.01 par value, 100,000,000 shares authorized; 28,220,142 and 22,657,610 shares issued at March 31, 2007 and December 31, 2006, respectively	282	227
Additional paid-in-capital	135,910	132,957
Stock subscription receivable	(2,600)	—
Accumulated deficit	(130,308)	(129,400)

Total stockholders’ equity	4,261	4,761

Total liabilities and stockholders’ equity	$7,540	$7,798

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended March 31,
	2007	2006
Net sales	$2,263	$2,695
Cost of sales (exclusive of depreciation shown separately below)	934	1,250

Gross profit	1,329	1,445
Other operating costs:
Selling, general and administrative	2,147	2,713
Depreciation and amortization	28	121

	2,175	2,834

Operating loss	(846)	(1,389)
Other income (expense):
Interest income	2	—
Interest expense	(21)	—
Loss on disposal of fixed assets	(5)	—
Other, net	(29)	1

	(53)	1

Loss before income taxes and discontinued operations	(899)	(1,388)
Income taxes	(1)	—

Loss from continuing operations	(900)	(1,388)
Loss from discontinued operations	—	(12)

Net loss	(900)	(1,400)
Dividend requirements on preferred stock	(8)	(8)

Net loss allocable to common shareholders	$(908)	$(1,408)

Basic and diluted earnings (loss) per share from:
Continued operations	$(0.03)	$(0.06)
Discontinued operations	0.00	(0.01)

Basic and diluted loss per share	$(0.03)	$(0.07)

Number of common shares used in computations	26,234,911	19,685,787
The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating Activities:
Net loss	$(900)	$(1,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	4	—
Non cash stock compensation	168	164
Depreciation and amortization	27	121
Provision for losses on accounts receivable	4	6
Loss on early collection of notes receivable	29	—
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(408)	(652)
Inventories	41	9
Prepaid and other current assets	169	(86)
Trade accounts payable	129	330
Accrued and other current liabilities	184	(62)

Net cash used in operating activities	(553)	(1,570)

Investing Activities:
Purchases of property and equipment	(25)	(39)

Net cash used in investing activities	(25)	(39)

Financing Activities:
Sale of common stock	196	—
Net proceeds from factoring payable	(35)	—
Payment of preferred stock dividends	—	(8)

Net cash provided by (used in) financing activities	161	(8)

Net decrease in cash and cash equivalents	(417)	(1,617)
Cash and cash equivalents, beginning of period	452	2,140

Cash and cash equivalents, end of period	$35	$523

Non cash investing and financing activities:
Purchase of assets from assets from Ecomatrix Funding, allocated to goodwill for 2,000,000 shares of common stock	$—	$1,820

Subscription receivable for 5,306,122 shares of stock	$2,600	$—

Rent forgiveness for 247,293 warrants issued	$46	$—

Supplemental cash flow information:
Cash paid during the year for:
Interest	$15	$—

Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Business Description
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
Note 2 – Basis of Presentation
          Our Consolidated Financial Statements as of March 31, 2007 have not been audited, but have been reviewed by the Company’s outside public accounting firm. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the interim periods reported are not necessarily indicative of the results expected for the year. Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.
Note 3 – Summary of Significant Accounting Policies
Use of Estimates
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
Revenue Recognition
          The Company derives revenue from sales of products and services. The following summarizes the major terms of the contractual relationships with customers and the manner in which the Company accounts for sales transactions. Revenue is recognized on product sales when goods are shipped to the customer. Revenue from the sale of contract software maintenance service is recognized over the one-year term of the agreement. Revenue related to multiple element arrangements is separated in accordance with EITF 00-21 and SOP 97-2.
          Long term labor and material revenues are accounted for under the percentage-of-completion method, whereby revenues are recognized as work on contract progresses based on the costs incurred to date as a percent of total estimated costs for the contract. Costs to complete include, when appropriate, material, labor, subcontracting costs and other overhead costs. In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.
Stock-Based Compensation
          Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-QSB have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. During the three months ended March 31, 2007, the Company granted 3,053,400 options with 223,500 options vested on the date of grant, 93,100 vesting on March 31, 2007 and 2,736,800 vesting quarterly during 2007 and 2008. During the three months ended March 31, 2006, the Company granted 698,500 options with 108,500 options vested on the date of grant and the remainder vesting quarterly during 2006.
          The Company recorded a $168 thousand and $164 thousand expense for stock compensation cost related to stock options recognized in the three month periods ended March 31, 2007 and 2006. No future income tax benefit was recognized in the three months ended March 31, 2007 and 2006.
          The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	March 31,	March 31,
	2007	2006
Expected life in years	2.5	5.5
Expected volatility	84%	81%
Risk-free interest rate	4.8%	4.3%
Earnings (Loss) Per Share
          The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.
          As of March 31, 2007 and 2006, there were 7,534,306 and 3,713,373 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of March 31, 2007 and 2006, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted loss per share because the effect was anti-dilutive.
Note 4 – Business Acquisition
          In January 2006, the Company purchased certain assets used by Ecomatrix Funding, Inc. in its Advanced Security Link operation. The purchase price was 2 million shares of the Company’s stock.
Note 5 – Stockholders’ Equity
          On January 31, 2007, the Company sold 5,306,122 shares of common stock priced at $0.49 per share to Stratis Authority. The Company recorded a $2.6 million stock subscription receivable for these shares.
          In March 2007, the Company entered into identical Securities Purchase Agreements, Registration Rights Agreements and Common Stock Purchase Warrants with two investors for the sale by MDI of 256,410 shares of common stock priced at $0.78 per share and warrants totaling 128,206 shares exercisable at $0.86 having a three year term. The total cash received by MDI at closing was $196 thousand.
          In March 2007, the Company issued two warrants for the purchase of 247,293 shares of common stock exercisable at $0.90 and having a three year term. These common stock purchase warrants were issued in lieu of $46 thousand in rent payments.
Note 6 – Subsequent Event
          During April 2007, the Company sold approximately 725,000 shares of its common stock raising approximately $725 thousand and received $765 thousand in cash upon the exercise of a warrant which was held by Crestview Capital Partners to purchase 750,000 shares at $1.02 per share.
          On May 7, 2007, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with certain institutional investors providing for the sale of 2,395,210 shares of common stock priced at $1.67 per share and warrants totaling 1,197,605 shares exercisable at $2.51 having a five year term from the date of issuance. The Company is obligated to register the shares and warrant shares for resale on a registration statement within 90 days. The total cash received at closing was $4,000,000, from which approximately $40,000 was dispersed as transaction related expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements
          The matters discussed in this management’s discussion and analysis or results of operations contain forward-looking statements that involve risks and uncertainties. For example, when we use words such as “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could” or “may,” or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. The Company’s actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. Forward-looking statements represent our current expectations and are inherently uncertain. The Company disclaims, any intent or obligation to update these forward-looking statements.
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
b.	Pointguard® Xtreme and iTRUST™ -
The Company’s iTRUST product was re-built in 2006 to be more suitable for the mid to low-end product area of the access control business segment. The revised product offering has been renamed Pointguard® Xtreme.
Pointguard Xtreme is both the upgrade path to the very successful Pointguard® product, and the replacement product for both iTRUST™ and SAFEnet Lite™. This product is a simplified version of our Enterprise-Grade SAFEnet product. It has been sculpted to make the screens and initial setup easier for the average user, but with the SAFEnet core to allow for full upward migration as a user’s needs grow.
c.	Digital Video Recorders –
In January 2006, the Company purchased assets and intellectual property from Ecomatrix Funding, Inc., including those relating to its DVR product line. The Company has since merged the DVR product line it acquired from Ecomatrix with its own DVR product lines to create the Company’s state-of-the-art Viewpoint™ DVR product. Through its engineering efforts, the Company has combined the best features of the two product lines, with the latest hardware available, providing the Company a highly competitive offering in the video DVR market.

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
Growth Strategy
          The Company’s growth strategy focuses on developing three business markets: (i) our traditional Enterprise Grade Software/Hardware offerings; (ii) our Professional Services offerings in the United States, both in the Governmental, and Commercial market spaces; and (iii) our Professional Services offerings with product customization in large, region-wide applications in selected foreign markets were GSS is teamed with large U.S. — based government contractors.
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
          Stratis Authority also issued the Company a firm commitment to purchase 5,306,122 shares of common stock for a purchase price of $0.49 per share for total expected proceeds of $2.6 million. The total cash to be received by MDI is $2,600,000 to be paid to MDI in equal installments every two (2) weeks until such time as the entire $2,600,000 purchase price has been paid.
          While our standardized product sales business is in its first few months of operation, we have already received orders, including orders through Northern Video and PSA. We are hopeful that this business will become a major contributor to our increasing 2007 revenue and will significantly contribute to our goal of becoming profitable during 2007.
Risk Associated with our Growth Strategy
          There is a substantial risk to our growth strategy because a significant portion of our GSS business segment is dependent upon a relationship with one customer, Stratis Authority and its LearnSafe customers. The Stratis contract may be terminated at any time upon notice to us. Furthermore, Stratis is not obligated to use our services and products under any of its LearnSafe contracts. If Stratis terminates its contract with us, or if it chooses not to buy our products or use our services, we could experience an immediate detrimental impact on our GSS business segment, resulting in a material detrimental effect on our results of operations.

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
          Frost and Sullivan recognized our SAFEnet system as the very best in the industry last year with the award of the Frost and Sullivan Product Award. Frost & Sullivan, a global growth consulting company gave MDI’s ONE UNIFIED TECHNOLOGY™ platform the 2006 Security System Market Technology Leadership of the Year Award. MDI’s ONE™ platform unifies security systems, subsystems, and applications into a central command and control platform. After exhaustive analysis of competitive products, Frost & Sullivan concluded that ONE’s open architecture functionality goes far beyond the integration capabilities of some of the best security software offered by industry competitors. In the opinion of Frost & Sullivan, “the ONE Unified Technology™ is a truly revolutionary open architecture security system. What sets the ONE platform apart from other integrated security management software on the market is the ability to deliver an open architecture environment that adapts individual applications and devices to its operations.”
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
Cash Requirements
          Through the successful implementation of our plans during 2007 to develop our GSS and standardized product sales businesses, we are hopeful that revenue from operations will equal or exceed our total company-wide operating costs during 2007. Until this is achieved, however, we will continue to have a need to generate additional cash to finance our business and its growth. This will be done through a combination of the sale of our equity and/or by borrowing money. We do not currently have any debt, except for normal trade payables and a bank factoring advance payable of $277 thousand at March 31, 2007. Accordingly, we believe that we have the ability to borrow money. To that end, we are actively investigating putting in place a line of credit with a lender which would be backed by assets of the company. We have not yet concluded such a facility and there is no assurance that one will be entered into. We are continuing this investigation.
          We also have the ability to raise additional cash based, in part, on the sale of our equity. We were approached during the first quarter with proposals for and offers to purchase our equity. During March and April, the Company sold approximately 981,410 shares of its common stock raising approximately $925 thousand and received $765 thousand in cash upon the exercise of a warrant dated May 23, 2006 which was held by Crestview Capital Partners to purchase 750,000 shares at $1.02 per share. During May, the Company sold 2,395,210 shares of its common stock raising approximately $4 million in cash.

Financial Condition, Liquidity and Capital Resources
          In the first three months of 2007, the Company’s cash and cash equivalents decreased $417 thousand from $452 thousand at December 31, 2006 to $35 thousand at March 31, 2007. As of April 30, 2007 the Company had $795 thousand in cash. As mentioned in the section headed Cash Requirements, the Company received approximately $4 million in cash on May 7, 2007.
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
Risks Associated With Our Common Equity
          Our Common Stock is available for purchase and sale through the NASDAQ Stock Market. Please refer to the Company’s latest Form 10-KSB for information about risks associated with the Company’s Common Equity.
          On April 17, 2007, the Company received a letter from the Nasdaq Stock Market dated April 17, 2007 notifying the Company that the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive business days, and that the Company has regained compliance with the minimum bid price requirement for continued listing on the Nasdaq Stock Market.
          As of January 1, 2007 there were 22,657,610 shares of common stock outstanding. Since that date, the Company issued 5,306,122 shares to Stratis Authority, as described in Part II, Item 2 below; 2,395,210 shares under a Securities Purchase Agreement and Registration Rights Agreement, as described in Part II, Item 2 below; 981,410 shares of common stock to nine (9) accredited investors, as described in Part II, Item 2 below; 750,000 shares to Crestview Capital Master LLC pursuant to its exercise of a warrant granted to it dated May 23, 2006, and an additional 3,450 shares pursuant to warrant exercise. There are currently 32,093,802 shares of common stock outstanding. In addition, since January 1, 2007, the Company issued warrants to purchase 1,718,104 shares of its common stock, as described in Part II, Item 2 below.
          When all of the shares sold and warrant shares issued are registered with the SEC and sold in the public market, it could cause the market price of our common stock to drop by increasing the total number of shares offered for sale to the public. An overabundance of available shares in the market may limit the price growth potential of our Common Stock even if our business is doing well, because the available supply may exceed the demand for our shares. This phenomenon may impair our ability to raise needed capital by reducing the price at which we could sell our common stock. In addition, the Company may seek future financings that involve the issuance of equity securities or instruments convertible into or exchangeable for equity securities and any such future financings may further reduce the price of our common stock.

Results of Operations
          The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months ended March 31, 2007 and 2006 and the percentage changes in these income and expense items from year to year. The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three months ended		Three months ended		Three months ended March 31,
	March 31, 2007		March 31, 2006			Percentage
		% of Net		% of Net	Change In	Change In
	Dollars	Sales	Dollars	Sales	Dollar Value	Dollar Value
Net Sales	$2,263	100%	$2,695	100%	($432)	-16%
Gross profit	1,329	59%	1,445	54%	(116)	-8%
Selling, general and administrative	2,147	95%	2,713	101%	(566)	-21%
Operating loss	(846)	-37%	(1,389)	-52%	543	-39%
Net loss	(900)	-40%	(1,400)	-52%	500	-36%
          Sales decreased $432 thousand, however gross profit as a percent of sales, improved 5%. Also, sales increased comparatively to third and fourth quarter sales in 2006. Expressed in dollars, gross profit decreased $116 thousand. The decrease in gross profit is due primarily to a decrease in net sales partially offset by improved margin from our product mix. Selling, general and administrative (SG&A) expenses decreased $566 thousand. This reflects our efforts to reduce costs in 2006. Net loss decreased $500 thousand. This is due primarily to reduced SG&A costs.
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
PART II – OTHER INFORMATION
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On January 31, 2007, the Company entered into a Stock Purchase and Registration Rights Agreement with Stratis Authority (the “Investor”) providing for the sale by MDI of 5,306,122 shares of common stock priced at $0.49 per share. MDI is obligated to register the shares for resale on a registration statement within 180 days, subject to having received payment for the Shares. The total cash to be received by MDI is $2,600,000 to be paid to MDI in equal installments every two (2) weeks until such time as the entire $2,600,000 purchase price has been paid. The proceeds are to be used to fund payroll expenses over a six (6) month period.
          During March and April 2007, the Company sold an aggregate of 981,410 shares of its common stock at prices between $0.78 and $1.00 per share to nine (9) accredited investors and received aggregate proceeds of $925 thousand. Additionally, the Company issued warrants to nine (9) accredited investors to purchase an aggregate of 520,499 shares of common stock at prices between $0.86 and $1.00 per share. The warrants have a three (3) year term and the Company agreed to register the shares and warrant shares by September 1, 2007. The proceeds will be used for general operating purposes.
          On May 7, 2007, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with certain institutional investors providing for the sale of 2,395,210 shares of common stock priced at $1.67 per share and warrants totaling 1,197,605 shares exercisable at $2.51 having a five year term from the date of issuance. The Company is obligated to register the shares and warrant shares for resale on a registration statement within 90 days. The total cash received at closing was $4,000,000, from which approximately $40,000 was dispersed as transaction related expenses.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
Exhibits

1.	31.1 Certification of CEO Pursuant to Rule 13a-14(a)

2.	31.2 Certification of CFO Pursuant to Rule 13a-14(a)

3.	32.1 Joint Certification of CEO and CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
Reports on Form 8-K
          The following reports on Form 8-K were filed during the three months ended March 31, 2007:
1.	On January 8, 2007 the Company filed a Form 8-K stating that on January 5, 2007, Jim Kitchens announced his retirement as Vice President and CFO of the company effective as of January 5, 2007 and that Mike Sweet, Senior Vice President and Chief Operating Officer, will continue to have responsibility over the financial and accounting functions of the company and will assume the role of CFO.

2.	On February 1, 2007 the Company filed a Form 8-K stating that on January 31, 2007, the Company entered into a Stock Purchase and Registration Rights Agreement with Stratis Authority (the “Investor”) providing for the sale by MDI of 5,306,122 shares of common stock priced at $0.49 per share and that the Company is obligated to register the shares for resale on a registration statement within 180 days. The total cash to be received by MDI is $2,600,000 to be paid to MDI in equal installments every two (2) weeks until such time as the entire $2,600,000 purchase price has been paid.

3.	On February 1, 2007 the Company filed a Form 8-K stating that on January 31, 2007, in accordance with the provisions of the Company’s Bylaws, the Board of Directors (the “Board”) of MDI, Inc. (the “Company”) appointed James M. Vandevere to serve as a member of the Board, effective immediately.

4.	On March 1, 2007 the Company filed a Form 8-K stating that the Company had received on February 28, 2007 an initial Blanket Purchase Order totaling $25.3 million dollars from Stratis Authority for its Learn Safe school safety and security program. The order was based on an initial Scope of Work submitted by MDI and approved by Stratis Authority to provide security products and professional services to multiple school districts located in the Southeast.

5.	On April 26, 2007 the Company filed a Form 8-K stating that on April 26, 2007, it received a letter from the Chairman and CEO of Stratis Authority, Inc., the largest shareholder of the Company, addressing defamatory statements and false information that has been widely circulated over the last week about Stratis, its LearnSafe(TM) program and MDI.

6.	On May 7, 2007 the Company filed a Form 8-K stating that on May 7, 2007, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with certain institutional investors providing for the sale by MDI of 2,395,210 shares of common stock priced at $1.67 per share and warrants totaling 1,197,605 shares exercisable at $2.51 having a five year term from the date of issuance. MDI is obligated to register the shares and warrant shares for resale on a registration statement within 90 days. The total cash received by MDI at closing was $4,000,000, from which approximately $40,000 will be dispersed as transaction related expenses.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: May 11, 2007	By:	/s/ Michael Sweet

Michael Sweet
Senior Vice President and Chief Financial Officer