Form 10QSB
period 2007-06-30
MDI, INC.
filed 2007-08-13
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
(Check one): Yes☐ No☒

As of August 6, 2007, the Company had 32,093,802 shares of common stock outstanding.

Transitional Small Business Disclosure format (check one): Yes[ ] No[X]

MDI, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I.                            FINANCIAL INFORMATION

Item 1.                            Financial Statements.

Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006

Consolidated Statements of Operations For the Three and Six Months Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2007 and 2006

Notes to Financial Statements

Item  2.                            Management’s Discussion and Analysis and Results of Operation.

Item 3.                            Controls and Procedures.

PART II.                            OTHER INFORMATION

Item 1.                            Legal Proceedings.

Item 2.                            Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6.                            Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

CERTIFICATIONS

Certification of Chief Executive Officer

Certification of Chief Financial Officer

Joint Certification of Chief Executive Officer and Chief Financial Officer

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,850	$452
Trade accounts receivable, net	1,252	1,308
Inventories	599	736
Prepaid expenses and other current assets	256	107
Total current assets	4,957	2,603
Property and Equipment – net	205	192
Other Assets:
Goodwill	4,612	4,612
Other intangible assets	25	28
Other assets	135	363
Total assets	$9,934	$7,798
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$455	$1,473
Accrued expenses	446	263
Deferred legal settlement	388	388
Accrued compensation	422	382
Bank factoring advance	-	312
Other current liabilities	154	9
Deferred revenue	195	210
Total current liabilities	2,060	3,037
Long-Term Liabilities	-	-
Total Liabilities	2,060	3,037
Commitments and Contingencies	-	-
Stockholders' Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A,
LIBOR+2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,093,802
and 22,657,610 shares issued at June 30, 2007 and December 31, 2006, respectively	321	227
Additional paid-in-capital	141,325	132,957
Stock subscription receivable	(2,600)	-
Accumulated deficit	(132,149)	(129,400)
Total stockholders' equity	7,874	4,761
Total liabilities and stockholders' equity	$9,934	$7,798

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2007	2006
Net sales	$1,843	$2,219
Cost of sales (exclusive of depreciation shown separately below)	991	1,165
Gross profit	852	1,054
Other operating costs:
Selling, general and administrative	2,652	2,858
Depreciation and amortization	30	121
	2,682	2,979
Operating loss	(1,830)	(1,925)
Other income (expense):
Interest income	25	10
Interest expense	(27)	-
Loss on disposal of fixed assets	-	-
Other, net	-	-
	(2)	10
Loss before income taxes and discontinued operations	(1,832)	(1,915)
Income taxes	-	-
Loss from continuing operations	(1,832)	(1,915)
Loss from discontinued operations	-	-
Net loss	(1,832)	(1,915)
Dividend requirements on preferred stock	(9)	(8)
Net loss allocable to common shareholders	$(1,841)	$(1,923)
Basic and diluted earnings (loss) per share from:
Continued operations	$(0.06)	$(0.09)
Discontinued operations	0.00	(0.00)
Basic and diluted loss per share	$(0.06)	$(0.09)

Number of common shares used in computation	30,864,549	22,335,110

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Six months ended June 30,
	2007	2006
Net sales	$4,106	$4,914
Cost of sales (exclusive of depreciation shown separately below)	1,925	2,415
Gross profit	2,181	2,499
Other operating costs:
Selling, general and administrative	4,799	5,570
Depreciation and amortization	58	242
	4,857	5,812
Operating loss	(2,676)	(3,313)
Other income (expense):
Interest income	27	10
Interest expense	(48)	-
Loss on disposal of fixed assets	(5)	-
Other, net	(29)	1
	(55)	11
Loss before income taxes and discontinued operations	(2,731)	(3,302)
Income taxes	(1)	-
Loss from continuing operations	(2,732)	(3,302)
Loss from discontinued operations	-	(12)
Net loss	(2,732)	(3,314)
Dividend requirements on preferred stock	(17)	(17)
Net loss allocable to common shareholders	$(2,749)	$(3,331)
Basic and diluted earnings (loss) per share from:
Continued operations	$(0.10)	$(0.15)
Discontinued operations	0.00	(0.00)
Basic and diluted loss per share	$(0.10)	$(0.15)

Number of common shares used in computation	28,581,379	22,335,110

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating Activities:
Net loss	$(2,732)	$(3,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	5	-
Non cash stock compensation	231	347
Services rendered for warrants issued	134	-
Rent forgiveness for stock warrants issued	46	-
Depreciation and amortization	58	242
Provision for losses on accounts receivable	131	11
Loss on early collection of notes receivable	29	-
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(75)	(122)
Inventories	137	(70)
Prepaid and other current assets	50	(91)
Trade accounts payable	(1,018)	348
Accrued and other current liabilities	250	75
Net cash used in operating activities	(2,754)	(2,574)
Investing Activities:
Purchases of property and equipment	(73)	(34)
Net cash used in investing activities	(73)	(34)
Financing Activities:
Sale of common stock, net of stock acquisition costs	5,450	2,193
Net repayment of short term debt	(225)	-
Payment of preferred stock dividends	-	(17)
Net cash provided by (used in) financing activities	5,225	2,176
Net increase (decrease) in cash and cash equivalents	2,398	(432)
Cash and cash equivalents, beginning of period	452	2,140
Cash and cash equivalents, end of period	$2,850	$1,708
Non cash investing and financing activities:
Purchase of assets from Ecomatrix Funding, allocated to goodwill for
2,000,000 shares of common stock	$-	$1,820
Subscription receivable for 5,306,122 shares of stock	$2,600	$-
Stock acquisition costs for warrants issued	$78	$-
Supplemental cash flow information:
Cash paid during the year for:
Interest	$48	$-
Income taxes	$-	$-

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

Note 2 – Basis of Presentation

Our Consolidated Financial Statements as of June 30, 2007 have not been audited, but have been reviewed by the Company’s outside public accounting firm. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the interim periods reported are not necessarily indicative of the results expected for the year. Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

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

Uncertainty in Income Taxes

Effective at the beginning of the first quarter of 2007, the company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109.” FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates. The company files U.S. federal, and U.S. state tax returns. For state tax returns the company is generally no longer subject to tax examinations for years prior to 1996.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. During the six months ended June 30, 2007, the Company granted 3,136,900 options with 307,000 options vested on the date of grant, 93,100 vesting on March 31, 2007 and 2,736,800 vesting quarterly during 2007 and 2008.  During the three months ended June 30, 2007, the Company granted 83,500 options that vested on the date of grant and 375,000 options were forfeited.

The Company recorded a $63 thousand and $231 thousand expense for stock compensation cost related to stock options recognized in the three months and six months ended June 30, 2007, respectively. The Company recorded a $183 thousand and $347 thousand expense for stock compensation cost related to stock options recognized in the three months and six months ended June 30, 2006, respectively.  No future income tax benefit was recognized in the periods ended June 30, 2007 and 2006.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2007	June 30, 2006
Expected life in years	2.5	5.5
Expected volatility	86%	81%
Risk-free interest rate	4.8	5.2

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of June 30, 2007 and 2006, there were 7,242,806 and 1,022,000 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of June 30, 2007 and 2006, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Reclassifications

Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

Note 4                      Business Acquisition

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

On May 7, 2007, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with certain institutional investors providing for the sale of 2,395,210 shares of common stock priced at $1.67 per share and warrants totaling 1,197,604 shares exercisable at $2.51 having a five year term from the date of issuance.  The total cash received at closing was $4,000,000, from which approximately $40,000 was dispersed as transaction related expenses.

On April 25, May 2, and May 7, 2007, the Company issued three (3) warrants each for the purchase of 50,000 shares (150,000 total shares) of common stock exercisable at $2.50 and having a five year term.  These common stock purchase warrants were issued as payment for specified services provided.

See Part II, Item 2 for further information about registration of the shares and warrant shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The matters discussed in this management's discussion and analysis or results of operations contain forward-looking statements that involve risks and uncertainties. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences are discussed elsewhere in this quarterly report on Form 10-QSB. Forward-looking statements represent our current expectations and are inherently uncertain. The Company disclaims, any intent or obligation to update these forward-looking statements.

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

Growth Strategy

The Company’s growth strategy focuses on developing three business markets: (i) our traditional Enterprise Grade Software/Hardware offerings; (ii) our Professional Services offerings in the United States, both in the Governmental, and Commercial market spaces; and (iii) our Professional Services offerings with product customization in large, region-wide applications in selected foreign markets were we are teamed with large U.S. - based government contractors.

We have always been a manufacturer of Enterprise-Grade Business offerings. However, as part of our growth strategy, we have returned to high level customization of SAFEnet®, our Enterprise-Grade software. The high level systems’ capability, combined with our Professional Services offerings through our Professional Services Group (“PSG”), provides for a complete systems solution for the large sophisticated users in the Integrated Security Marketplace.

Our Professional Services Group has been actively involved with large U.S. government contractors in country-wide command and control infrastructure projects in select foreign markets.

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

Professional Services Group Business Offerings

The PSG business offerings are unique to the integrated security systems market. Through this group, MDI has brought to the marketplace the system flexibility of its SAFEnet system and its customizing capabilities where large, sophisticated systems users demand a solution that provides them the exact system capabilities to meet demanding market needs.

The PSG tailored-consulting approach to meeting customer needs, when managed by our talented group of industry experts, (most with over 20 years of high-end industry experience) bring real world solutions to our most sophisticated clients. PSG provides the design, installation, system implementation, and end user training of the customized SAFEnet system to our clientele.

Cash Requirements

Through the successful implementation of our plans during 2007 to develop our PSG and standardized product sales businesses, we are hopeful that revenue from operations will equal or exceed our total company-wide operating costs during 2007. Until this is achieved, however, we will continue to have a need to generate additional cash to finance our business and its growth. This will be done through a combination of the sale of our equity and/or by borrowing money. We do not currently have any debt, except for normal trade payables. Accordingly, we believe that we have the ability to borrow money. To that end, we terminated our bank factoring arrangement in June and we are actively investigating putting in place a line of credit with a lender which would be backed by assets of the company. We have not yet concluded such a facility and there is no assurance that one will be entered into. We are continuing this investigation.

We also have the ability to raise additional cash based, in part, on the sale of our equity.

Financial Condition, Liquidity and Capital Resources

In the first six months of 2007, the Company’s cash and cash equivalents increased $2,398 thousand from $452 thousand at December 31, 2006 to $2,850 thousand at June 30, 2007. The Company had net cash used in operating activities of $2,754 thousand for the first six months of 2007.

Management believes that the Company will be able to satisfy its liquidity requirements for at least the next 12 months through cash in hand and collection of receivables.

Risks Associated With Our Common Equity

Our Common Stock is available for purchase and sale through the NASDAQ Stock Market. Please refer to the Company’s latest Form 10-KSB for information about risks associated with the Company’s Common Equity.

As of January 1, 2007 there were 22,657,610 shares of common stock outstanding. Since that date, the Company entered into agreements to sell 5,306,122 shares of common stock under a Stock Purchase Agreement, as described in Part II, Item 2 below; 2,395,210 shares under a Securities Purchase Agreement and Registration Rights Agreement, as described in Part II, Item 2 below; 981,410 shares of common stock to nine (9) accredited investors, as described in Part II, Item 2 below; 750,000 shares to Crestview Capital Master LLC pursuant to its exercise of  a warrant granted to it dated May 23, 2006, and an additional 3,450 shares pursuant to warrant exercise. There are currently 32,093,802 shares of common stock outstanding. In addition, since January 1, 2007, the Company issued warrants to purchase 1,868,103 shares of its common stock, as described in Part II, Item 2 below.

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

Acquisition

On June 21, 2007, the Company and the limited partners (“Limited Partners”) of Data Rose Limited Partnership (“Partnership”), a Texas limited partnership, executed a Partnership Purchase and Registration Rights Agreement pursuant to which MDI agreed to purchase from the Limited Partners a 49.9% interest in the Partnership (“Partnership Interest”) in return for 3,000,000 unregistered shares of MDI common stock (“Shares”). The primary asset of the Partnership is a 204,000 square foot building at 9725 Datapoint Drive in San Antonio. Based on current accounting advice, the Company has concluded that if it were to consummate the transaction as currently structured, it will be required to record a total non-cash expense of $2.4 million over a period of approximately 15 months. Despite the other advantages of concluding this transaction, the Company is of the opinion that the negative impact on earnings by recording an expense of $2.4 million dollars requires that we not close this transaction as currently structured. The Company has no contractual or legal obligation to close the transaction.

Results of Operations

The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and six months ended June 30, 2007 and 2006 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

	Three months ended June 30, 2007		Three months ended June 30, 2006		Three months ended June 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$1,843	100%	$2,219	100%	$(376)	-17%
Gross profit	852	46%	1,054	47%	(202)	-19%
Selling, general and administrative	2,652	144%	2,858	129%	(206)	-7%
Operating loss	(1,830)	-99%	(1,925)	-87%	95	-5%
Net loss	(1,832)	-99%	(1,915)	-86%	83	-4%

Sales decreased $376 thousand.  Expressed in dollars, gross profit decreased $202 thousand.  Selling, general and administrative (SG&A) expenses decreased $206 thousand.  This reflects our efforts to reduce costs in 2006.  Net loss decreased $83 thousand.  This is due primarily to reduced SG&A costs.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

	Six months ended June 30, 2007		Six months ended June 30, 2006		Six months ended June 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$4,106	100%	$4,914	100%	$(808)	-16%
Gross profit	2,181	53%	2,499	51%	(318)	-13%
Selling, general and administrative	4,799	117%	5,570	113%	(771)	-14%
Operating loss	(2,676)	-65%	(3,313)	-67%	637	-19%
Net loss	(2,732)	-67%	(3,314)	-67%	582	-18%

Sales decreased $808 thousand, however gross profit as a percent of sales improved.  Expressed in dollars, gross profit decreased $318 thousand.  The decrease in gross profit is due primarily to a decrease in net sales partially offset by improved margin from our year to date product mix. Selling, general and administrative (SG&A) expenses decreased $771 thousand.  This reflects our efforts to reduce costs in 2006.  Net loss decreased $582 thousand.  This is due primarily to reduced SG&A costs.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No material developments occurred during the quarter with respect to our on-going litigation. For a discussion of this litigation, please refer to the Company’s Form 10-QSB for the prior two quarters and its latest Form 10-KSB for information about litigation involving the Company. We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2007, the Company entered into a Stock Purchase and Registration Rights Agreement with Stratis Authority (the “Investor”) providing for the sale by MDI of 5,306,122 shares of common stock priced at $0.49 per share. MDI filed a registration statement with the SEC on Form S-3 on July 19, 2007 and on July 31, 2007 the SEC advised the Company that it will not review the registration statement.

During March and April 2007, the Company sold an aggregate of 981,410 shares of its common stock at prices between $0.78 and $1.00 per share to nine (9) accredited investors and received aggregate proceeds of $925 thousand. Additionally, the Company issued warrants to nine (9) accredited investors to purchase an aggregate of 520,499 shares of common stock at prices between $0.86 and $1.00 per share. The warrants have a three (3) year term. The proceeds will be used for general operating purposes. The shares and warrant shares have been registered for resale under a registration statement declared effective on June 13, 2007.

On May 7, 2007, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with certain institutional investors providing for the sale of 2,395,210 shares of common stock priced at $1.67 per share and warrants totaling 1,197,604 shares exercisable at $2.51 having a five year term from the date of issuance. The total cash received at closing was $4,000,000, from which approximately $40,000 was dispersed as transaction related expenses. The shares and warrant shares have been registered for resale under a registration statement declared effective on June 13, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1 Certification of CEO Pursuant to Rule 13a-14(a)
31.2 Certification of CFO Pursuant to Rule 13a-14(a)
32.1 Joint Certification of CEO and CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2007:

On April 26, 2007 the Company filed a Form 8-K stating that on April 26, 2007, it received a letter from the Chairman and CEO of Stratis Authority, Inc., the largest shareholder of the Company, addressing defamatory statements and false information that has been widely circulated over the last week about Stratis, its LearnSafe(TM) program and MDI.

On May 7, 2007 the Company filed a Form 8-K stating that on May 7, 2007, the Company entered into a Securities Purchase Agreement and Registration Rights Agreement with certain institutional investors providing for the sale by MDI of 2,395,210 shares of common stock priced at $1.67 per share and warrants totaling 1,197,604 shares exercisable at $2.51 having a five year term from the date of issuance. MDI is obligated to register the shares and warrant shares for resale on a registration statement within 90 days. The total cash received by MDI at closing was $4,000,000, from which approximately $40,000 will be dispersed as transaction related expenses.

On June 27, 2007 the Company filed a Form 8-K stating that on June 21, 2007, the Company had entered into an agreement to purchase 49.9% of Data Rose Limited Partnership, the owner of a 204,000 square foot building in San Antonio, Texas.

On July 16, 2007 the Company filed a Form 8-K dated July 16, 2007 stating that James Vandevere resigned as a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

August 13, 2007	By:	/s/ Michael Sweet
Michael Sweet
Senior Vice President and Chief Financial Officer