Form 10-Q
period 2007-11-11
MDI, INC.
filed 2007-11-13
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007
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
(Check one): Yes [ ] No [X]

As of November 12, 2007, the Company had 37,106,302 shares of common stock outstanding.

Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

MDI, INC.

FORM 10-QSB
TABLE OF CONTENTS

PART I.                                           FINANCIAL INFORMATION

Item 1.                      Financial Statements.

Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006

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

Certification of Chief Financial Officer

Joint Certification of Chief Executive Officer and Chief Financial Officer

PART I - FINANCIAL INFORMATION

Item 1.                      Consolidated Financial Statements

MDI, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,969	$452
Trade accounts receivable, net	1,067	1,308
Inventories	466	736
Prepaid expenses and other current assets	232	107
Total current assets	3,734	2,603
Property and Equipment – net	204	192
Other Assets:
Goodwill	4,612	4,612
Other intangible assets	23	28
Other assets	506	363
Total assets	$9,079	$7,798
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade accounts payable	$595	$1,473
Accrued expenses	382	263
Deferred legal settlement	364	388
Accrued compensation	387	382
Bank factoring advance	-	312
Other current liabilities	115	9
Deferred revenue	189	210
Total current liabilities	2,032	3,037
Long-Term Liabilities	-	-
Total Liabilities	2,032	3,037
Commitments and Contingencies	-	-
Stockholders' Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A,
LIBOR+2% cumulative convertible; 195,351 shares authorized, issued and outstanding	977	977
Common stock, $0.01 par value, 100,000,000 shares authorized; 32,106,302 and 22,657,610
shares issued at September 30, 2007 and December 31, 2006, respectively	321	227
Additional paid-in-capital	141,451	132,957
Stock subscription receivable	(2,600)	-
Accumulated deficit	(133,102)	(129,400)
Total stockholders' equity	7,047	4,761
Total liabilities and stockholders' equity	$9,079	$7,798

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)
	Three months ended September 30,
	2007	2006
Net sales	$1,843	$1,933
Cost of sales (exclusive of depreciation shown separately below)	761	932
Gross profit	1,082	1,001
Other operating costs:
Selling, general and administrative	2,513	2,631
Depreciation and amortization	31	118
	2,544	2,749
Operating loss	(1,462)	(1,748)
Other income (expense):
Interest income	29	10
Interest expense	(1)	-
Gain on sale of assets	489	-
Other, net	-	1
	517	11
Loss before income taxes and discontinued operations	(945)	(1,737)
Income taxes	(1)	-
Loss from continuing operations	(946)	(1,737)
Loss from discontinued operations	-	-
Net loss	(946)	(1,737)
Dividend requirements on preferred stock	(8)	(8)
Net loss allocable to common shareholders	$(954)	$(1,745)
Basic and diluted earnings (loss) per share from:
Continued operations	$(0.03)	$(0.08)
Discontinued operations	0.00	(0.00)
Basic and diluted loss per share	$(0.03)	$(0.08)

Number of common shares used in computation	32,100,254	22,620,110

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Net sales	$5,949	$6,846
Cost of sales (exclusive of depreciation shown separately below)	2,686	3,348
Gross profit	3,263	3,498
Other operating costs:
Selling, general and administrative	7,312	8,201
Depreciation and amortization	89	359
	7,401	8,560
Operating loss	(4,138)	(5,062)
Other income (expense):
Interest income	56	20
Interest expense	(49)	-
Gain on sale of assets	484	-
Other, net	(29)	2
	462	22
Loss before income taxes and discontinued operations	(3,676)	(5,040)
Income taxes	(2)	-
Loss from continuing operations	(3,678)	(5,040)
Loss from discontinued operations	-	(12)
Net loss	(3,678)	(5,052)
Dividend requirements on preferred stock	(25)	(25)
Net loss allocable to common shareholders	$(3,703)	$(5,077)
Basic and diluted earnings (loss) per share from:
Continued operations	$(0.12)	$(0.24)
Discontinued operations	0.00	(0.00)
Basic and diluted loss per share	$(0.12)	$(0.24)

Number of common shares used in computation	29,767,250	21,036,224

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine months ended September 30,
	2007	2006
Operating Activities:
Net loss	$(3,678)	$(5,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of assets	(484)	-
Non cash stock compensation	354	534
Services rendered for warrants issued	134	-
Rent forgiveness for stock warrants issued	46	-
Depreciation and amortization	89	359
Provision for losses on accounts receivable	144	16
Loss on early collection of notes receivable	29	-
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	97	327
Inventories	254	29
Prepaid and other current assets	103	135
Trade accounts payable	(878)	85
Accrued and other current liabilities	121	44
Net cash used in operating activities	(3,669)	(3,523)
Investing Activities:
Purchases of property and equipment	(101)	(71)
Proceeds from sale of assets	100	-
Net cash used in investing activities	(1)	(71)
Financing Activities:
Sale of common stock, net of stock acquisition costs	5,450	2,193
Net repayment of short term debt	(268)	-
Exercise of stock options	5	-
Payment of preferred stock dividends	-	(17)
Net cash provided by (used in) financing activities	5,187	2,176
Net increase (decrease) in cash and cash equivalents	1,517	(1,418)
Cash and cash equivalents, beginning of period	452	2,140
Cash and cash equivalents, end of period	$1,969	$722
Non cash investing and financing activities:
Purchase of assets from Ecomatrix Funding, allocated to goodwill for
2,000,000 shares of common stock	$-	$1,820
Subscription receivable for shares of stock	$2,600	$-
Stock acquisition costs for warrants issued	$78	$-
Note receivable issued in sale of assets	$400	$-
Supplemental cash flow information:
Cash paid during the year for:
Interest	$49	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1                      Organization

MDI, Inc. (“MDI” or “the Company) was incorporated in the state of Delaware on December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. on September 2004. The Company has its headquarters in San Antonio, Texas. (See Part I, Item 2 for a description of the Company’s business.)

Note 2                      Basis of Presentation

Our Consolidated Financial Statements as of September 30, 2007 have not been audited, but have been reviewed by the Company’s outside public accounting firm. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the interim periods reported are not necessarily indicative of the results expected for the year.

Note 3                      Summary of Significant Accounting Policies

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006 the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No, 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. During the nine months ended September 30, 2007, the Company granted 3,205,400 options with 375,500 options vested on the date of grant, 93,100 vesting on March 31, 2007 and 2,736,800 vesting quarterly during 2007 and 2008.  During the three months ended September 30, 2007, the Company granted 68,500 options that vested on the date of grant and 225,000 options were forfeited.

The Company recorded a $122 thousand and $354 thousand expense for stock compensation cost related to stock options recognized in the three months and nine months ended September 30, 2007, respectively. The Company recorded a $187 thousand and $534 thousand expense for stock compensation cost related to stock options recognized in the three months and nine months ended September 30, 2006, respectively.  No future income tax benefit was recognized in the periods ended September 30, 2007 and 2006.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2007	September 30, 2006
Expected life in years	2.5	5.5
Expected volatility	89%	81%
Risk-free interest rate	4.8	4.7

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of September 30, 2007 and 2006, there were 7,222,306 and 4,603,593 stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of September 30, 2007 and 2006, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Reclassifications

Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

Note 4                      Business Acquisitions, Divestures and Stockholder’s Equity

Acquisitions

Advanced Security Link - In January 2006, the Company purchased certain assets used by Ecomatrix Funding, Inc. in its Advanced Security Link operation. The purchase price was 2 million shares of the Company’s stock.

STC Holdings, Inc. - On January 31, 2007, the Company entered into a Stock Purchase Agreement with Stratis Authority, Inc. (“Stratis”) pursuant to which Stratis agreed to purchase 5,306,122 shares of common stock (“Shares”) priced at $0.49 per share and to pay for the Shares over a six month period. The Company recorded a $2.6 million stock subscription receivable for these Shares. Stratis assigned its rights to purchase the Shares to Ridgemont Investment Group LLC (“Ridgemont”) and the Company consented to the assignment on August 7, 2007 by entering into a Consent to Assignment of and Amendment to Stock Purchase Agreement pursuant to which Ridgemont agreed to purchase from the Company the Shares for the following consideration (“Purchase Price”): (a) $2,600,000 in exchange for 2,000,000 of the Shares which price has not yet been paid; and (b) in exchange for 3,306,122 of the Shares, Ridgemont agreed to transfer to the Company all of the shares of STC Holdings, Inc., the owner of the property at 10226 San Pedro Avenue, San Antonio, Texas (“Property”). The Property consists of a two-story, 32,000 square foot building, where the Company occupies the top floor consisting of 16,000 feet, as well as two other buildings bringing the total footage to 50,000. The Property is subject to a $5.5 loan secured only by the Property, there being no personal liability to the maker of the note. On October 8, 2007, the Company completed the purchase from Ridgemont of all of the shares of STC Holdings, Inc.  On October 8, 2007, the closing bid price of the shares was $0.84 resulting in a market price of $2.8 million.

FAS Construction Management, Inc. - On October 19, 2007 the Company completed its acquisition of all of the outstanding shares of FAS Construction Management, Inc. in return for 5,000,000 shares of the Company.  On October 19, 2007, the closing bid price of the shares was $0.85 resulting in a market price of $4.3 million.  The combined companies will be headquartered in the MDI building located at 10226 San Pedro Avenue, San Antonio, TX, and will maintain their current employee base at this location. FAS will operate as a wholly owned subsidiary of MDI.

In connection with the acquisition, and as an inducement to FAS employees to join the Company, the Company awarded employment inducement stock options in accordance with NASDAQ Marketplace Rule 4350 to eleven newly hired FAS employees who are not executive officers of the Company. The inducement stock options cover an aggregate of 644,000 shares of common stock and are classified as non-qualified stock options with an exercise price equal to the fair market value of MDI's common stock at the close of the trading day on the grant date. These stock options were approved by the Compensation Committee of MDI' Board of Directors. The options have a five-year term and will vest over two years with 1/8 of the total number of shares granted to vest quarterly beginning January 1, 2008 and an additional 1/8 to vest on the first day of each quarter thereafter. All shares not exercised within that time will be forfeited. In accordance with NASDAQ rules, these grants of stock options were made under a stock option plan without stockholder approval.

According to Regulation S-X and Regulation S-B, the Company will file audited financial statements of STC Holdings, Inc. and FAS Construction Management, Inc. within 75 days of date of transactions.

Divesture

ABM Data Systems Business - On September 1, 2007 the Company completed the sale and transfer of its ABM Data Systems business (“ABM Business”) to American Business Monitoring Systems, LLC for $100,000 in cash paid at closing and a $400,000 Secured Promissory Note (“Note”) due April 1, 2012. Principal and interest payments are payable monthly during the term of the Note. Repayment of the Note is secured by the ABM Business assets. The purchaser assumed all future obligations and liabilities associated with the ABM Business.  The revenue of the ABM business was not significant to the overall business of the Company.

Sale of Equity

In March 2007, the Company entered into identical Securities Purchase Agreements, Registration Rights Agreements and Common Stock Purchase Warrants with two investors for the sale by MDI of 256,410 shares of common stock priced at $0.78 per share and warrants totaling 128,206 shares exercisable at $0.86 having a three year term.  The total cash received by MDI at closing was $196 thousand.  Also in March 2007, the Company issued two warrants for the purchase of 247,293 shares of common stock exercisable at $0.90 and having a three year term.  These common stock purchase warrants were issued in lieu of $46 thousand in rent payments.

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

Business Description

The Company is engaged in the following three lines of business.

1.           Physical and Electronic Security– MDI began as a manufacturer and marketer of enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. We are both a manufacture and a supplier of software, hardware and professional engineering and design services which are used in controlling access to facilities and in providing video and audio surveillance of facilities, people and other property. This business began over 25 years ago when the United States Federal Government engaged us to design and install “enterprise-grade” security systems to protect some of their very high exposure facilities in Washington, D.C. Over the last 25 years, this business has grown to include many other government facilities, such as military bases, as well as corporate office facilities, schools and university campuses and infrastructure facilities such as oil and gas refineries and pipelines.

a.           SAFEnet® Operating System - Because each installation required a custom or tailored design, we developed a common software “operating system” which today is known as “SAFEnet”. This is an open architecture access control, intrusion detection and video security software. We believe it has no peer and will become the backbone for the future growth and success of our company.

b.           Pointguard® Xtreme Security Platform – This product is the upgrade path to the very successful Pointguard® product. This product is a simplified version of our Enterprise-Grade SAFEnet product. It has been sculpted to make the screens and initial setup easier for the average user, but with the SAFEnet core to allow for full upward migration as a user’s needs grow.

c.           Viewpoint™ Digital Video Recorders - In January 2006, the Company purchased assets and intellectual property from Ecomatrix Funding, Inc., including those relating to its DVR product line. The Company has since merged the DVR product line it acquired from Ecomatrix with its own DVR product lines to create the Company’s state-of-the-art Viewpoint™ DVR product. Through its engineering efforts, the Company has combined the best features of the two product lines, with the latest hardware available, providing the Company a highly competitive offering in the video DVR market.

d.           Standard Design Products - The Company also sells a line of its products for which it has developed a standardized design. These are the “out-of-the-box” security products and include digital video recorders, video cameras, small access control systems and related products. These products are sold through marketing co-ops such as PSA and Northern Video, as well as through the Company sales staff our dealer network.

e.           Professional Services Group (“PSG”) - The PSG provides the design, installation, system implementation, and end user training of the customized SAFEnet system to our clientele. The PSG business offerings are unique to the integrated security systems market. Through this group, MDI has brought to the marketplace the system flexibility of its SAFEnet system and its customizing capabilities where large, sophisticated systems users demand a solution that provides them the exact system capabilities to meet demanding market needs. The PSG has been actively involved with large U.S. government contractors in country-wide command and control infrastructure projects in select foreign markets. The PSG tailored-consulting approach to meeting customer needs, when managed by our talented group of industry experts, (most with over 20 years of high-end industry experience) bring real world solutions to our most sophisticated clients.

2.           School Safety - Through its LearnSafe™ Initiative, the Company provides a complete safety and security program for public and private school systems. The Company created its Learn Safe™ Initiative in response to an alarming increase in violence and employee misconduct in our nation’s schools. The imperative was simple: provide our nation’s children and teachers with the ability to learn and teach in a safe environment. The Learn Safe™ Initiative provides the tools and training to dramatically decrease the risk of violence that kids face daily. The Learn Safe™ Initiative combines a security curriculum, continuing education programs, and a robust suite of technology and security services.

a.           Nortel Solutions – Nortel Solutions has partnered with the Company to be the exclusive systems integrator for the Learn Safe™ Initiative, providing best-in-class technology products and services focused on network infrastructure, information security, Internet content management and wireless communications.

b.           Assa Abloy – The Company and Assa Abloy have established a business partnership to target the national educational security market under the Learn Safe™ Initiative establishing Assa Abloy as the Learn Safe preferred product line for access control hardware in school security engagements.

c.           The Cooperative Purchasing Network (“TCPN”) and Texas Region 4 Education Service Center (“Region 4 ESC”) – The Company and TCPN and Region 4 are partners in developing a program which will make the LearnSafe Initiative™ accessible and economically feasible for all school districts in Texas and nationwide.  Region 4 provides school districts with professional development and technical assistance that supports statewide goals for school improvement and student achievement. TCPN is an operating unit of the Region 4,  and can be used by public and private schools, colleges, universities, cities, counties and other government agencies to purchase products and services without having to undergo the high costs and extensive time associated with a competitive bidding process. TCPN has customers utilizing their contracts in 41 states.  Last year, 67% of Texas school districts utilized the contract.

d.           Texas Safe Schools Week – In October 2007, the LearnSafe™ Initiative and its partners founded the first-ever Texas Safe Schools Week, which is to be observed across the state of Texas every year on the week of October 21-27. Texas Safe Schools Week is the first statewide effort of its kind and is designed to increase awareness of school violence prevention, promote classroom and campus safety, and spread the word about programs designed to help all members of school communities throughout the state of Texas operate in productive, safe environments.

e.           TEACh Safety™ Curriculum – In partnership with The SBS Group, the TEACh Safety ™ curriculum was developed to provide the LearnSafe Initiative the critical components to offer the ideal wrap-around school safety program. Through the TEACh Safety curriculum, educators and school staff are provided the training to identify the early warning signs of problems in the school environment and the critical knowledge and training in how to address those problems.

3.           Construction Management and Contractor Services - On October 19, 2007, the Company purchased FAS Construction Management, Inc. “(FAS”), a premier contractor and construction management firm. As an MDI company, FAS provides the Company with a comprehensive spectrum services including nationwide security assessments, risk audits, security consulting, professional project management and construction management services to MDI existing and future clients. This client base will include the numerous school districts where MDI expects to implement its LearnSafe™ Initiative. The combination will bring together the strength of FAS’ nation-wide system of architects, engineers and construction management capabilities, which is currently consulting on several hundred construction related projects.

Growth Strategy and Competition

The Company’s growth strategy focuses on developing each of the three business markets. While we have always been a manufacturer of enterprise-grade business offerings, as part of our growth strategy, we have returned to high level customization of SAFEnet®, our enterprise-grade software. The high level systems’ capability, combined with our professional services offerings through the PSG, provides for a complete systems solution for the large sophisticated users in the integrated security marketplace. The competition in the enterprise-grade electronic access control intrusion detection systems manufacturer business is still primarily Lenel, Softwarehouse, and GE Systems (formerly Casi-Rusco). These companies are owned by large corporations.  Lenel is owned by United Technologies Corporation, Softwarehouse by Tyco, and GE Systems by General Electric. The advantage that MDI has in the enterprise-grade business offerings is our flexibility to accommodate large system users. MDI has always been known for its system stability and its ability to meet a customer’s needs by providing a custom software component, which subsequently becomes a part of the standard system for supportability. None of our competitors provide that service as a normal part of their business offerings.

The Learn Safe Initiative has received tremendous acceptance with the Texas Regional Educational Service Centers we have been in contact with, and particularly Region 4 ESC where Houston is the main city. We have negotiated agreements with specific School Districts to provide the LearnSafe Initiative for installation in their facilities. The challenge today is in creating the individual purchasing and payment plan for the school districts desiring implementation of the Learn Safe Initiative. We continue to work on this and are optimistic that we will reach solutions for some, or all, of these School Districts in the fourth quarter of 2007.

FAS is already a profitable company which immediately adds financial strength to the Company in the form of additional revenue and earnings. Its current professional relationships and clientele give MDI needed talent and resources as well as new customers for MDI’s products and services.

Cash Requirements

We will continue to have a need to generate additional cash to finance our business and its growth. This will be done through a combination of the sale of our equity and/or by borrowing money.

Financial Condition, Liquidity and Capital Resources

In the first nine months of 2007, the Company’s cash and cash equivalents increased $1,517 thousand from $452 thousand at December 31, 2006 to $1,969 thousand at September 30, 2007. The Company had net cash used in operating activities of $3,669 thousand for the first nine months of 2007.

Management believes that the Company will be able to satisfy its liquidity requirements for at least the next 12 months through cash in hand, collection of receivables, management of expenses and additional financing.  However, no assurance can be given that any financing, if obtained, will be adequate to meet our capital needs.

Risks Associated With Our Common Equity

Our Common Stock is available for purchase and sale through the NASDAQ Stock Market. Please refer to the Company’s latest Form 10-KSB for information about risks associated with the Company’s Common Equity.

As of January 1, 2007 there were 22,657,610 shares of common stock outstanding. Since that date, the Company entered into agreements to sell 5,306,122 shares of common stock under a Stock Purchase Agreement, as described in Part II, Item 2 below; 2,395,210 shares under a Securities Purchase Agreement and Registration Rights Agreement, as described in Part II, Item 2 below; 981,410 shares of common stock to nine (9) accredited investors, as described in Part II, Item 2 below; 750,000 shares to Crestview Capital Master LLC pursuant to its exercise of  a warrant granted to it dated May 23, 2006, an additional 3,450 shares pursuant to warrant exercise, 12,500 shares granted under option exercises and 5,000,000 shares of common stock under a Stock Purchase Agreement as described in Part II, Item 2 below. There are currently 37,106,302 shares of common stock outstanding. In addition, since January 1, 2007, the Company issued warrants to purchase 1,868,103 shares of its common stock, as described in Part II, Item 2 below and stock options to 11 employees of FAS Construction Management, Inc. to purchase 644,000 shares of common stock as described in Part II, Item 2 below.

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

Long-Term Debt

Through the purchase of the shares of STC, the Company now owns its assets which consist solely of the Property. In association with the purchase and development of the Property, STC (“Borrower”) executed a Promissory Note (“Note”) dated April 5, 2007 in the original principal amount of $5,500,000 in favor of Capmark Finance, Inc., a California corporation (“Lender”). The Note is governed by the terms and conditions set forth in a Loan Agreement dated April 5, 2007 which provide, among other things for: (i) a Maturity Date of April 9, 2010; (ii) payment monthly of interest only until the Maturity Date; (iii) payment on the Maturity Date of all unpaid principal and interest; (iv) Borrower is given the right to extend the Maturity Date for two additional 12-month terms; (v) Borrower may prepay the Note; (vi) the repayment of the Note is secured by the Property only, there being no personal liability to the Borrower.

Results of Operations

The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and nine months ended September 30, 2007 and 2006 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Three months ended September 30, 2007		Three months ended September 30, 2006		Three months ended September 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$1,843	100%	$1,933	100%	$(90)	-5%
Gross profit	1,082	59%	1,001	52%	81	8%
Selling, general and administrative	2,513	136%	2,631	136%	(118)	-4%
Operating loss	(1,462)	-79%	(1,748)	-90%	286	16%
Net loss	(946)	-51%	(1,737)	-90%	791	46%

Sales decreased $90 thousand.  Expressed in dollars, gross profit increased $81 thousand.  Selling, general and administrative (SG&A) expenses decreased $118 thousand.  This reflects our efforts to reduce costs in 2006.  Net loss decreased $791 thousand.  This is due primarily to reduced SG&A costs and the sale of assets during the quarter.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

	Nine months ended September 30, 2007		Nine months ended September 30, 2006		Nine months ended September 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$5,949	100%	$6,846	100%	$(897)	-13%
Gross profit	3,263	55%	3,498	51%	(235)	-7%
Selling, general and administrative	7,312	123%	8,201	120%	(889)	-11%
Operating loss	(4,138)	-70%	(5,062)	-74%	924	18%
Net loss	(3,678)	-62%	(5,052)	-74%	1,374	27%

Sales decreased $897 thousand, however gross profit as a percent of sales improved.  Expressed in dollars, gross profit decreased $235 thousand.  The decrease in gross profit is due primarily to a decrease in net sales partially offset by improved margin from our year to date product mix. Selling, general and administrative (SG&A) expenses decreased $889 thousand.  This reflects our efforts to reduce costs in 2006.  Net loss decreased $1,374 thousand.  This is due primarily to reduced SG&A costs and the sale of assets during the quarter.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2007, the Company entered into a Stock Purchase and Registration Rights Agreement with Stratis Authority, Inc. (the “Investor”) providing for the sale by MDI of 5,306,122 shares of common stock priced at $0.49 per share. MDI filed a registration statement with the SEC on Form S-3 on July 19, 2007 and on July 31, 2007 the SEC advised the Company that it will not review the registration statement. Stratis assigned its rights to purchase the Shares to Ridgemont Investment Group LLC (“Ridgemont”) and the Company consented to the assignment on August 7, 2007 by entering into a Consent to Assignment of and Amendment to Stock Purchase Agreement pursuant to which Ridgemont agreed to purchase from the Company the Shares for the following consideration (“Purchase Price”): (a) $2,600,000 in exchange for 2,000,000 of the Shares which price has not yet been paid; and (b) in exchange for 3,306,122 of the Shares, Ridgemont agreed to transfer to the Company all of the shares of STC Holdings, Inc., the owner of the property at 10226 San Pedro Avenue, San Antonio, Texas (“Property”). The Property consists of a two-story, 32,000 square foot building, where the Company occupies the top floor consisting of 16,000 feet, as well as two other buildings bringing the total footage to 50,000. The Property is ~~valued at approximately $9.5 million and is~~ subject to a $5.5 loan secured only by the Property, there being no personal liability to the maker of the note. On October 8, 2007, the Company completed the purchase from Ridgemont of all of the shares of STC Holdings, Inc.

On October 19, 2007 the Company completed its acquisition of all of the outstanding shares of FAS Construction Management, Inc. in return for 5,000,000 shares of the Company. The combined companies will be headquartered in the MDI building located at 10226 San Pedro Avenue, San Antonio, TX, and will maintain their current employee base at this location. FAS will operate as a wholly owned subsidiary of MDI. MDI is required to file with the SEC by November 19, 2007 a registration statement registering the shares for resale.

In connection with the acquisition, and as an inducement to FAS employees to join the Company, the Company awarded employment inducement stock options in accordance with NASDAQ Marketplace Rule 4350 to eleven newly hired FAS employees who are not executive officers of the Company. The inducement stock options cover an aggregate of 644,000 shares of common stock and are classified as non-qualified stock options with an exercise price equal to the fair market value of MDI's common stock at the close of the trading day on the grant date. These stock options were approved by the Compensation Committee of MDI' Board of Directors. The options have a five-year term and will vest over two years with 1/8 of the total number of shares granted to vest quarterly beginning January 1, 2008 and an additional 1/8 to vest on the first day of each quarter thereafter. All shares not exercised within that time will be forfeited. In accordance with NASDAQ rules, these grants of stock options were made under a stock option plan without stockholder approval. MDI will file with the SEC a registration statement registering the shares under option for resale on exercise of the options.

Item 6.                      Exhibits and Reports on Form 8-K

Exhibits

31.1           Certification of CEO Pursuant to Rule 13a-14(a)
31.2           Certification of CFO Pursuant to Rule 13a-14(a)
32.1           Joint Certification of CEO and CFO Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended September 30, 2007:

On August 7, 2007, the Company filed a Form 8-K stating that  it and Ridgemont Investment Group LLC (“Ridgemont”), executed a Consent to Assignment of and Amendment to Stock Purchase Agreement (the “Agreement”) pursuant to which Ridgemont agreed to purchase from MDI 5,306,122 registered common shares of the Company and that the agreement reached with Ridgemont replaces the one that MDI made on June 21, 2007 to acquire 50% of Data Rose Limited Partnership, the partnership that owns the offices MDI formerly occupied at 9725 Datapoint. That agreement has been terminated with no liability to either party.

On July 16, 2007 the Company filed a Form 8-K dated July 16, 2007 stating that James Vandevere resigned as a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

November 12, 2007	By:	/s/ Michael Sweet
Michael Sweet
Senior Vice President and Chief Financial Officer