Form 10KSB
MDI, INC.
filed 2008-03-31
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $9,196,000

The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of March 11, 2008 was $19,500,000. As of that date 37,106,302 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 9 through 12 and 14) is incorporated by reference from the registrant's Proxy Statement to be filed on or before April 30, 2008.

MDI, INC.
FORM 10-KSB
Table of Contents

Item
PART I

1.	Description of Business
2.	Description of Property
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II

5.	Market for Common Equity, related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities
6.	Management’s Discussion and Analysis or Plan of Operation
7.	Financial Statements
8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure
8A.                   Controls and Procedures
8B.                   Other Information
PART III

9.	Directors and Executive Officers of the Registrant
10.	Executive Compensation
11.	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters
12.	Certain Relationships and Related Transactions
13.	Exhibits
14.	Principal Accountant Fees and Services

Signatures
Report of Independent registered Public Accounting Firm
Audited Consolidated Financial Statements
Notes to Consolidated Financial Statements

Special Note Regarding Forward-Looking Statements: This Annual Report on Form 10-KSB contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements represent our current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

PART I

Item 1.                      Description of Business.

Company History

MDI, Inc., a Delaware corporation, (“MDI”, “we”, “our” or the “Company”) was incorporated in the state of Delaware in December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. in September 2004.

General

The Company historically has been engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. MDI products protect thousands of customers around the world, including many of the world’s most security-minded government agencies such as the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.

Recent Acquisitions

In October 2007, the Company purchased 100% of the shares of FAS Construction Management, Inc. (“FAS”) and STC Holdings, Inc. (“STC”) in return for an aggregate of  8,306,122 shares of our Common Stock.  FAS provides initial project review, pay application reviews, and funds disbursal services for construction lenders and construction management advisor services. STC owns our headquarters building complex at 10226 San Pedro Avenue housing MDI, FAS and all subsidiaries.

Corporate Information

Our principal executive offices are located at 10226 San Pedro Avenue, Suite 200, San Antonio, Texas 78216.  Our telephone number is 210-477-5400. Our website is operating at www.mdisecure.com.  FAS is a Texas corporation with its principal offices located at 10226 San Pedro Avenue, Suite 110, San Antonio, Texas 78216. Its website is operating at www.fascompanies.com. Its telephone number is 210-477-7900.

Lines of Business

Today, MDI is engaged in the following three lines of business.

1.         Physical and Electronic Security – We are both a manufacturer and a supplier of software, hardware and professional engineering and design services which are used in controlling access to facilities and in providing video and audio surveillance of facilities, people and other property. The Company began over 25 years ago when the United States Federal Government engaged us to design and install “enterprise-grade” security systems to protect some of their very high exposure facilities in Washington, D.C. Over the last 25 years, this business has grown to include many other government facilities, such as military bases, as well as corporate office facilities, schools and university campuses and infrastructure facilities such as oil and gas refineries and pipelines.

a.         SAFEnet® Operating System - Because each installation required a custom or tailored design, we developed a common software “operating system” which today is known as “SAFEnet”. This is an open architecture access control, intrusion detection and video security software. We believe it has no peer and will become the backbone for the future growth and success of our company.

b.         Pointguard Xtreme™ Security Platform – This product is the upgrade path to the very successful Pointguard® product. This product is a simplified version of our Enterprise-Grade SAFEnet product. It has been sculpted to make the screens and initial setup easier for the average user, but with the SAFEnet core to allow for full upward migration as a user’s needs grow.

c.         Viewpoint™ Digital Video Recorders (DVR) - In January 2006, we purchased assets and intellectual property from Ecomatrix Funding, Inc., including those relating to its DVR product line. We have since merged the DVR product line we acquired from Ecomatrix with our own DVR product lines to create our state-of-the-art Viewpoint™ DVR product. Through our engineering efforts, we have combined the best features of the two product lines, with the latest hardware available, creating a highly competitive offering in the video DVR market.

d.         Standard Design Products - We also sell a line of products for which we have developed a standardized design. These “out-of-the-box” security products include digital video recorders, video cameras, small access control systems and related products. These products are sold through marketing co-ops or channel distribution partners such as PSA, Northern Video, and Nortel Solutions, as well as through our own sales staff to our dealer network.

e.         Professional Services Group (“PSG”) - The PSG provides the design, installation, system implementation, and end user training of the customized SAFEnet system to our clientele. The PSG business offerings are unique to the integrated security systems market. Through this group, we have brought to the marketplace the system flexibility of our SAFEnet system and our customizing capabilities where large, sophisticated systems users demand a solution that provides them the exact system capabilities to meet demanding market needs. The PSG has been actively involved with large U.S. government contractors in country-wide command and control infrastructure projects in select foreign markets. The PSG tailored-consulting approach to meeting customer needs, when managed by our talented group of industry experts, (most with over 20 years of high-end industry experience) bring real world solutions to our most sophisticated clients. In addition, the PSG provides physical and electronic security and other related systems to FAS Construction Management projects and clients.

2.         School Safety - Through our LearnSafe™ Initiative, we provide a complete safety and security program for public and private school systems. We created our Learn Safe™ Initiative in response to an alarming increase in violence and employee misconduct in our nation’s schools. The imperative was simple: provide our nation’s children and teachers with the ability to learn and teach in a safe environment. The Learn Safe™ Initiative provides the tools and training to dramatically decrease the risk of violence that kids face daily. The Learn Safe™ Initiative combines a security curriculum, continuing education programs, and a robust suite of technology and security services.

a.         Nortel Solutions – Nortel Solutions has partnered with us to be the exclusive systems integrator for the Learn Safe™ Initiative, providing best-in-class technology products and services focused on network infrastructure, information security, Internet content management and wireless communications.

b.         Assa Abloy – We have established a business partnership with Assa Abloy to target the national educational security market under the Learn Safe™ Initiative, establishing Assa Abloy as the Learn Safe preferred product line for access control hardware in school security engagements.

c.         The Cooperative Purchasing Network (“TCPN”) and Texas Region 4 Education Service Center (“Region 4 ESC”) – In partnership with TCPN and Region 4, we are developing a program which will make the LearnSafe Initiative™ accessible and economically feasible for all school districts in Texas and nationwide.  Region 4 provides school districts with professional development and technical assistance that supports statewide goals for school improvement and student achievement. TCPN is an operating unit of the Region 4,  and can be used by public and private schools, colleges, universities, cities, counties and other government agencies to purchase products and services without having to undergo the high costs and extensive time associated with a competitive bidding process. TCPN has customers utilizing their contracts in 41 states.  Last year, 67% of Texas school districts utilized the contract.

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

e.         TEACh Safety™ Curriculum – In partnership with The SBS Group, the TEACh Safety™ curriculum was developed to provide the LearnSafe Initiative the critical components to offer the ideal wrap-around school safety program. Through the TEACh Safety curriculum, educators and school staff are provided the training to identify the early warning signs of problems in the school environment and the critical knowledge and training in how to address those problems.

f.          Mexican American School Board Association (“MASBA”) – In partnership with MASBA, through their inter-local purchasing agreements, we have developed a catalog of  safety and security products and services and a cooperative agreement for continued sales to MASBA member school districts.

3.         Construction Management and Contractor Services – FAS provides initial project review, pay application reviews and funds disbursal services for construction lenders. Also, FAS provides construction management advisor services for property developers, REIT’s and other investors throughout North and South America.  In select circumstances, FAS is now engaging in construction management at-risk, directly contracting for construction services and taking sole responsibility for the client’s building project. As an MDI company, FAS provides us with a comprehensive spectrum of services including nationwide security assessments, risk audits, security consulting, professional project management and construction management services to MDI existing and future clients. This client base will include the numerous school districts where we expect to implement its LearnSafe™ Initiative.

Intellectual Property

We have numerous trademarks and patents related to our business that provide a competitive advantage or generate license income.  None of these, individually, have a material effect upon the business.

Employees

As of December 31, 2007, we had 80 employees. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

Item 2.                      Description of Property.

Our corporate headquarters consist of two buildings located at 10226 San Pedro Avenue, San Antonio, Texas totaling 50,000 square feet which we purchased in October 2007 for 3,306,122 shares of our Common Stock plus the assumption of a $5.5 million promissory note secured only by the property, there being no personal liability against the obligor on the note. Interest only is payable on the note until its maturity date of April 9, 2010. These buildings were renovated in 2007 and are suitable and adequate for our intended use. We believe this space is adequate through 2008 and future requirements will be dependent upon the rate of growth we experience. Management believes adequate insurance coverage is in force on all of its properties.

We also have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our  monthly rent obligations.

Item 3.                      Legal Proceedings.

Although the Company in the normal course of business is subject to claims and litigation, the Company is not a party to any material legal proceeding nor is the Company aware of any circumstance which may reasonably lead a third party to initiate legal proceeding against the Company.

As of the date of this filing, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers, or affiliates are a party adverse to us or which have a material interest adverse to us.

Item 4.                      Submission of Matters to a Vote of Securities Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II
(Dollars in Thousands, except per Share Data)

Item 5.                      Market for Common Equity, and Related Stockholder matters.

Market Prices

                Our Common Stock is traded on the NASDAQ Stock Market listed under the symbol “MDII.” The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices of our Common Stock as reported by the NASDAQ Stock Market.

Fiscal Year ended December 31, 2007 :	High	Low

Quarter ended December 31, 2007	$0.99	$0.50
Quarter ended September 30, 2007	0.72	0.55
Quarter ended June 30, 2007	1.34	0.96
Quarter ended March 31, 2007	1.61	0.36

Fiscal Year ended December 31, 2006 :	High	Low

Quarter ended December 31, 2006	$0.55	$0.35
Quarter ended September 30, 2006	0.72	0.43
Quarter ended June 30, 2006	1.34	0.71
Quarter ended March 31, 2006	1.61	0.87

Stockholders

As of March 21, 2008, we had approximately 1,200 record holders of our common stock, as reflected on the books of our transfer agent. A significant number of shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Dividends

We have not paid cash dividends on our common stock during the past two years and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

 Equity Compensation Plans

Shares of common stock issuable on the exercise of warrants have not been approved by our stockholders and, accordingly, are not included in the table below.

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,290,806	$0.79	1,999,472
Equity compensation plans not approved by security holders	644,000	$0.85	-0-
Total	7,934,806	$0.79	1,999,472

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the quarter ended December 31, 2007. Please see Note 2, “Business Acquisitions and Divestures”, and Note 10, “Stockholder’s Equity” of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a description of all transactions involving the issuance of the Company’s common stock during 2007.

Item 6.    Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

The discussion of our financial condition and results of operations set forth below should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Form 10-KSB. This Form 10-KSB contains forward-looking statements that involve risk and uncertainties. The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-KSB, or in the documents incorporated by reference into this Form 10-KSB, the words “anticipate,” “believe,” “estimate,” “intend” and “expect” and similar expressions are intended to identify such forward-looking statements. All forward-looking statements in this Form 10-KSB are based upon information available to us on the date of this Form 10-KSB, and we assume no obligation to update any such forward-looking statements. Our actual results could differ materially from those discussed in this Form 10-KSB. Factors that could cause or contribute to such differences include, but are not limited to, the resolution or outcome of the lawsuits described in “Litigation” above, the effect of changes in our management and the ability to retain qualified individuals to serve in key management positions, and those discussed elsewhere in this Form 10-KSB.

Overview

The Company historically has been engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. During 2007, the Company began its LearnSafe™ Initiative in order to provide a complete safety and security program for public and private school systems. In October 2007, the Company purchased FAS which provides initial project review, pay application reviews and funds disbursal services for construction lenders. Also, FAS provides construction management advisor services for property developers, REIT’s and other investors throughout North and South America.  In select circumstances, FAS is now engaging in construction management at-risk, directly contracting for construction services and taking sole responsibility for the client’s building project.

Results from Continuing Operations - Year ended December 31, 2007 compared to year ended December 31, 2006

The following table contains information regarding the percentage of net sales of certain income and expense items for the year ended December 31, 2007 and 2006 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

	Year ended December 31
	2007		2006		Change
	Dollars	%	Dollars	%	$	%

Net Sales	$ 9,196	100%	$8,720	100%	$ 476	5%
Gross profit	4,547	49%	4,301	49%	246	6%
Selling, general and administrative	9,794	107%	10,751	123%	(957)	(9)%
Operating loss	(5,535)	(60)%	(6,984)	(80)%	1,449	(21)%

The $476 thousand increase in revenue for the year ended December 31, 2007 as compared to the year ended December 31, 2006, was attributable to revenues generated from our construction management and contractor services from the date of the FAS acquisition through December 31, 2007.  However, gross margin remained constant at 49% for the years ended December 31, 2007 and 2006.

The $957 thousand decrease in selling, general and administrative expenses for the year ended December 31, 2007, as compared to the year ended December 31, 2006, was a result of the elimination and reduction of various operating and administrative expenses, including the reduction of engineering personnel and reduction in occupancy expenses.

Our backlog at December 31, 2007, was $7.0 million, a 233% increase as compared to backlog at December 31, 2006, which totaled $2.1 million.  Approximately $5.9 million in backlog at December 31, 2007, was attributable to our construction management and contractor services.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are disclosed in Note 1 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  The following discussion addresses our most critical accounting policies, which are those that are both important to the portrayal of our financial condition and results of operations and that require significant judgment or use of complex estimates, please refer to the Notes to the accompanying consolidated financial statements for further discussion of our accounting policies.

Revenue Recognition

We derive revenue from sales of products and services.  The following summarizes the major terms of the contractual relationships with customers and the manner in which we account for sales transactions.  Revenue is recognized on product sales when goods are shipped to the customer.  Revenue from the sale of contract software maintenance service is recognized over the one-year term of the agreement.  Revenue related to multiple element arrangements is separated in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21 and American Institute of Certified Public Accountants, Statement of Position (“SOP”) 97-2.

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

We also provide construction management advisory services and construction risk management services (“CRM”) on a fixed-price or time-and-materials basis. We recognize revenue once all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue with respect to fixed-price contracts is recognized and billed upon the achievement of specified milestones identified in the related contracts. Revenue with respect to time-and-material contracts is recognized and billed when the service is complete.

Income Taxes

Deferred tax assets are regularly assessed for their likelihood and the amounts believed to be realizable.  A valuation allowance is provided against deferred tax assets not expected to be realized. Projected future taxable income estimates are incorporated in the considerations.  Significant management judgment is required in projecting future taxable income to support the realization of net deferred tax assets and any required valuation allowance.  Due to uncertainties related to our ability to generate taxable income and utilize the net deferred tax asset, a valuation allowance has been recorded against the net deferred tax asset balance.  If we generate taxable income in future periods, the valuation allowance would be reduced, resulting in a tax benefit in the financial statements.

Goodwill and Intangible Assets

Goodwill is the excess of acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired.  Goodwill is not amortized, but tested for impairment annually or whenever indicators of impairment exist.  We allocate the cost of an acquired company to the tangible and identifiable intangible assets and liabilities acquired, with the remaining amount being recorded as goodwill.

These indicators may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. For purposes of the goodwill evaluation, we compare the fair value of each of our reporting units to its respective carrying amount. If the carrying value of a reporting unit were to exceed its fair value, we would then compare the fair value of the reporting unit’s goodwill to its carrying amount, and any excess of the carrying amount over the fair value would be charged to operations as an impairment loss.  Similarly, we assess the impairment of identifiable intangibles if events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  We would recognize an impairment loss equal to the excess of the asset’s carrying value over its estimated fair value. Significant estimates and judgments are required when estimating such fair values. If it is determined that the intangibles are impaired, an impairment charge would be recorded and the amount could be material.

Stock-Based Compensation

We follow the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, and cash and cash equivalents to meet its short-term working capital requirements. The Company had $3.3 million in unrestricted cash and accounts receivable as of December 31, 2007, compared to $1.8 million as of December 31, 2006. This increase was due primarily to our acquisition of FAS and consolidation of its accounts receivables into our financial statements. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner which will increase or accelerate our anticipated costs or capital demand, such as through the acquisition of new products, our working capital could be depleted at an accelerated rate.

During fiscal 2006 and 2007, we incurred losses of $7.0 million and $5.1 million, respectively. We have financed our operations by supplementing cash generated by our operations with funds from the placement of equity. We are implementing steps to consolidate our operations, we are tightening our credit policies and accelerating collection of receivables, and integrating our acquisition of FAS, and seeking other opportunities to expand our business strategy, with the goal of achieving profitability.

In March 2007, FAS entered into a Revolving Line of Credit Agreement with Wells Fargo, National Association making $400 thousand available to FAS for general operating purposes. That line of credit expired on March 14, 2008 and the Company and Wells Fargo are discussing either an extension of the Line of Credit or the terms of its repayment. There has been no demand on the Company by Wells Fargo for repayment of the amounts advanced under the Line of Credit.

NASDAQ Capital Market Listing

All companies listed on NASDAQ must meet the standards that NASDAQ adopts.  One such standard is that the stock trade at a price that is $1.00 per share or higher on a consistent basis. When the price of a company's stock falls below the $1.00 per share minimum for 30 consecutive days, that company usually receives a letter from NASDAQ advising it that to regain compliance with the NASDAQ bid price standard, the closing bid price of its stock must be back at $1.00 per share for 10 consecutive business days during the next 180 calendar days. These standards are described in NASDAQ Marketplace Rule 4310 (the "Rule").

On November 7, 2007, we received a letter  from NASDAQ stating that we are not in compliance with the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4).  We have been provided 180 calendar days, or until May 5, 2008, to regain compliance.

If, at anytime before May 5, 2008, the bid price of the our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that to us that we have achieved compliance with the Rule. If our bid price is not in compliance with the Rule by May 5, 2008, NASDAQ will determine if we are in compliance with all other NASDAQ Capital Market initial listing requirements. If we are, NASDAQ will notify us that we have been granted an additional 180 calendar day compliance period. We are currently in compliance with all NASDAQ listing requirements, except for the minimum bid price requirement.

Item 7. Financial Statements.

The audited financial statements are annexed to this report, commencing on page 17.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported in its Form 8-K filed with the SEC on February 15, 2008,  on February 11, 2008, the Company dismissed PMB Helin Donovan, LLP (“PBM”) as its independent accountant and engaged Padgett, Stratemann & Co., L.L.P. (“Padgett”) to replace PMB as its independent public accountant. Both actions were approved by the Company’s Board of Directors upon the recommendation of its Audit Committee.

During the two year period ended December 31, 2006, and for the subsequent period through the date hereof, there were no disagreements between PMB and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PMB’s satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two year period ended December 31, 2006 and for the subsequent period through the date hereof.

Item 8A.   Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

We, as management of the Company and its subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934, Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Our management, including the CEO, COO and PFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal controls over financial reporting as of December 31, 2007, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we believe that as of December 31, 2007, the Company’s internal control over financial reporting is effective.  This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on this Annual Report.

Item 8B.  Other information

          Executive Officer Employment Agreements

Effective October 1, 2007, we entered into new employment agreements (“Employment Agreements”) with our: President and Chief Executive Officer, J. Collier Sparks; Senior Vice President - Chief Operating Officer, Michael Sweet; Senior Vice President, General Counsel and Secretary, Richard Larsen; Senior Vice President – Sales and Marketing, Michael Garcia; and Vice President – Chief Technology Officer and Chief Information Officer, Tim Rohrbach (the “Executive Officers”). The Employment Agreements replaced all prior employment contracts with the Executive Officers. A copy of the form of the Employment Agreement is filed with this report as Exhibit 99.3. The material terms and conditions of each of the Executive Officer’s Employment Agreement are set forth in the document entitled Summary of Executive Officer Employment Agreements (the “Summary”), which is filed with this report as Exhibit 99.4 and incorporated herein by reference.

PART III

Item 9.    Directors and Executive Officers of the Registrant.

The information relating to directors, executive officers, and compliance with Section 16(a) of the Exchange Act contained in the Company's definitive proxy statement to be delivered to stockholders in connection with the 2008 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

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

Item 12. Certain Relationships and Related Transactions.

The information relating to this item contained in the Proxy Statement is incorporated herein by reference.

Item 13. Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended to December 20, 2002 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2002)

3.2	Amendment to Certificate of Incorporation of the Company dated September 22, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2005)

3.3	Amendment to Certificate of Incorporation of the Company dated June 22, 2006 (filed as Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2006)

3.4	By-Laws of the Company, as amended to April 22, 2004 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2005)

4.1	Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891)

4.2	Form of Stock Purchase and Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2007)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2007)

4.4	Registration Rights Agreement, dated as of May 7, 2007, by and among MDI, Inc. and certain parties listed therein (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2007)

10.1	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2007)

10.2	Form of Stock Purchase Agreement entered into as of September 1, 2007 for the purchase by MDI of the shares of STC Holdings, Inc. (*)

10.3	Form of Stock Purchase Agreement entered into as of October 2, 2007 for the purchase by MDI of the shares of FAS Construction Management, Inc. (*)

14.1             Code of Ethics (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003)

21.1	Subsidiaries of MDI, Inc. (*)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (*)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (*)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

99.1	Audit Committee Charter revised by the Audit Committee as of April 9, 2005. (filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2005)

99.2	Nominating Committee Charter adopted by the Board on March 8, 2004. (filed as Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2005)

99.3	Form of Executive Officer Employment Agreement. (*)

99.4	Summary of Executive Officer Employment Agreements. (*)

(*) Exhibits marked with an (*) are filed with this Form 10-K.

Item 14.  Principal Accountant Fees and Services.

The information relating to our principal accountant's fees and services contained in the Proxy Statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: March 31, 2008                                                                                             By:  /s/ J. Collier Sparks
J. Collier Sparks
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Power	Chairman of the Board	Dated: March 31, 2008
James Power

/s/ J. Collier Sparks J. Collier Sparks	Chief Executive Officer (Principal Executive Officer)	Dated: March 31, 2008
/s/ Carlo Loi	Vice Chairman of the Board	Dated: March 31, 2008
Carlo Loi
/s/ Peter Knepper	Director	Dated: March 31, 2008
Peter B. Knepper

MDI, INC.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MDI, Inc.

We have audited the accompanying consolidated balance sheet of MDI, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI, Inc. as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Padgett, Stratemann and Co., L.L.P.

March 31, 2008
San Antonio, Texas

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MDI, Inc.:

We have audited the accompanying consolidated balance sheets of MDI, Inc. (the Company) as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI, Inc. as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

March 23, 2007
Austin, Texas

MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,374	$ 452
Restricted cash	455	-
Trade accounts receivable,.net	1,914	1,308
Inventories	318	736
Prepaid expenses and other current assets	247	107
Note receivable – related party	986	-
Total current assets	5,294	2,603
Property and Equipment, net	8,382	192
Other Assets:
Goodwill	7,971	4,612
Other intangible assets	1,260	28
Other assets	608	363
Total assets	$ 23,215	$ 7,798

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Bank line of credit	$ 355	$ -
Accounts payable	879	1,473
Accounts payable – contractors	1,472	-
Accrued expenses	736	263
Accrued compensation	564	382
Bank factoring advance	-	312
Current maturities of long-term debt	32	-
Other current liabilities	440	397
Deferred revenue	408	210
Total current liabilities	4,886	3,037
Long-Term Liabilities
Note payable	5,500	-
Other long-term liabilities	224	-

Total Liabilities	10,610	3,037
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued; including unpaid dividends of $45 and $0 at December 31, 2007 and December 31, 2006, respectively	1,022	977
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,106,302 and 22,657,610 shares issued at December 31, 2007 and December 31, 2006, respectively	371	227
Additional paid-in-capital	148,657	132,957
Stock subscription receivable	(2,600)	-
Accumulated deficit	(134,545)	(129,400)
Total stockholders’ equity	12,905	4,761
Total liabilities and stockholders’ equity	$ 23,515	$ 7,798

 The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years ended December 31,
	2007	2006
Net sales	$ 9,196	$ 8,720
Cost of sales (exclusive of depreciation shown separately below)	4,649	4,419
Gross profit	4,547	4,301
Other operating costs:
Selling, general and administrative	9,794	10,751
Depreciation and amortization	288	534
	10,082	11,285
Operating loss	(5,535)	(6,984)
Other income (expense):
Interest income (expense), net	(17)	22
Gain (loss) on sale or disposal of assets	484	(11)
Other, net	(29)	1
	438	12
Loss before income taxes and discontinued operations	(5,097)	(6,972)
Income taxes	(3)	-
Loss from continuing operations	(5,100)	(6,972)
Loss from discontinued operations	-	(12)
Net loss	(5,100)	(6,984)
Dividend requirements on preferred stock	(45)	(34)
Net loss allocable to common stockholders	$ (5,145)	$ (7,018)
Basic and diluted loss per share from:
Continuing operations	$ (0.16)	$ (0.33)
Discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$ (0.16)	$ (0.33)

Basic and diluted weighted average shares outstanding:	31,370,518	21,472,634

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Additional		Stock
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	Treasury stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Shares	Amount	Total
Balance, December 31, 2005	195,351	$ 977	21,230,637	$ 212	$ 166,926	$ (122,382)	$ -	3,488,350	$(38,701)	$ 7,032
Net loss	-	-	-			(6,984)	-	-	-	(6,984)
Business Acquisition	-	-	2,000,000	20	1,800	-	-	-	-	1,820
Sale of common stock	-	-	2,875,000	29	2,115	-	-	-	-	2,144
Non cash stock compensation	-	-	-	-	732	-	--	-	-	732
Exercise of stock options and warrants	-	-	40,323	1	50	-	-	-	-	51
Preferred stock dividends	-	-	-		-	(34)	-	-	-	(34)
Retirement of treasury stock	-	-	(3,488,350)	(35)	(38,666)	-	-	(3,488,350)	38,701	-
Balance, December 31, 2006	195,351	977	22,657,610	227	132,957	(129,400)	-	-	-	4,761
Net loss	-	-		-	-	(5,100)	-	-	-	(5,100)
Shares issued pursuant to business acquisition	-	-	8,306,122	83	7,044	-	-	-	-	7,127
Issuance of common stock	-	-	5,376,620	54	7,227	-	(2,600)	-	-	4,681
Non cash stock compensation	-	-	-	-	483	-	-	-	-	483
Issuance of warrants	-	-	-	-	180	-	-	-	-	180
Exercise of stock options and warrants	-	-	765,950	7	766	-	-	-	-	773
Preferred stock dividends	-	45	-	-	-	(45)	-	-	-	-
Balance, December 31, 2007	195,351	$ 1,022	37,106,302	$ 371	$ 148,657	$ (134,545)	$ (2,600)	-	$ -	$ 12,905

The accompanying notes are an integral part of these consolidated financial statements.
MDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2007	2006
Operating Activities:
Net loss	$ (5,100)	$ (6,984)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale or disposal of assets	(484)	11
Amortization of deferred loan costs	14	-
Non-cash stock compensation	483	732
Services rendered and rent forgiveness for warrants issued	180	-
Non-cash interest income on note receivable – related party	(18)	-
Depreciation and amortization	288	534
Provision for losses on accounts receivable	(185)	221
Loss on early collection of notes receivable	29	-
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	329	383
Inventories	402	272
Prepaid and other current assets	196	274
Trade accounts payable	(754)	597
Contractors payable	(125)	-
Accrued and other current liabilities	(60)	(99)
Net cash used in operating activities	(4,805)	(4,059)

Investing Activities:
Purchases of property and equipment	(160)	(102)
Changes in restricted cash	(20)	-
Proceeds from sale of business	100	-
Business acquisition, net of unrestricted cash acquired	667	-
Net cash provided by (used) in investing activities	587	(102)

Financing Activities:
Issuance of common stock	5,449	2,144
Issuance of common stock pursuant to exercise of stock options	5	51
Net payments on debt	(2)	-
Net proceeds from (repayment of) factoring payable	(312)	312
Payment of preferred stock dividends	-	(34)
Net cash provided by financing activities	5,141	2,473
Net increase (decrease) in unrestricted cash and cash equivalents	922	(1,688)
Unrestricted cash and cash equivalents, beginning of period	452	2,140
Unrestricted cash and cash equivalents, end of period	$ 1,374	$ 452

Non cash Investing:
Purchase of assets from Ecomatrix Funding, allocated to goodwill for 2,000,000	$ -	$ 1,820
shares of common stock
Acquisition of STC and FAS, allocated to goodwill and fair value of assets	$ 7,127	$ -
for 8,306,122 shares of common stock
Non cash Investing:
Note receivable issued pursuant to sale of business	$ 400	-
Subscription receivable for shares of common stock	$ 2,600	-
Stock acquisition costs for warrants issued	$ 78	-

Supplemental cash flow information:
Cash paid during the year for:
Interest	$ 163	$ -
Income taxes	$ -	$ -
The accompanying notes are an integral part of these consolidated financial statements.

MDI, Inc.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Business Description

MDI, Inc., a Delaware corporation, (“MDI”, “we”, “our” or the “Company”) was incorporated in the state of Delaware in December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. in September 2004.

The Company historically has been engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. MDI products protect thousands of customers around the world, including many of the world’s most security-minded government agencies such as the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.

Recent Acquisitions

In October 2007, the Company purchased 100% of the shares of FAS Construction Management, Inc. (“FAS”) and STC Holdings, Inc. (“STC”) in return for an aggregate of  8,306,122 shares of our Common Stock.  FAS provides initial project review, pay application reviews, and funds disbursal services for construction lenders and construction management advisor services. STC owns our headquarters building complex at 10226 San Pedro Avenue housing MDI, FAS and all subsidiaries.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of MDI and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

Liquidity

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, and cash and cash equivalents to meet its short-term working capital requirements. We have financed our operations by supplementing cash generated by our operations with funds from the placement of equity. We are implementing steps to consolidate our operations, we are tightening our credit policies and accelerating collection of receivables, and integrating our acquisition of FAS, and seeking other opportunities to expand our business strategy, with the goal of achieving profitability.

Revenue Recognition

We derive revenue from sales of products and services.  The following summarizes the major terms of the contractual relationships with customers and the manner in which we account for sales transactions.  Revenue is recognized on product sales when goods are shipped to the customer.  Revenue from the sale of contract software maintenance service is recognized over the one-year term of the agreement.  Revenue related to multiple element arrangements is separated in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21 and American Institute of Certified Public Accountants, Statement of Position (“SOP”) 97-2.  Shipping and handling costs on product shipments are included in cost of sales.

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

We also provide construction management advisory services and construction risk management services (“CRM”) on a fixed-price or time-and-materials basis. We recognize revenue once all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenue with respect to fixed-price contracts is recognized and billed upon the achievement of specified milestones identified in the related contracts. Revenue with respect to time-and-material contracts is recognized and billed when the service is complete.

Fair Value of Financial Instruments

The fair value of cash, cash equivalents, accounts receivable and accounts payable approximate their carrying amounts based on the short maturities of these instruments.  Management believes the fair value of the bank factoring advance also approximates its carrying amount.  The carrying value of the Company’s long-term debt is estimated to approximate fair value based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same maturities with similar collateral requirements.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company is potentially subject to credit risk with its cash equivalents.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The majority of the Company’s cash and cash equivalents are placed with one financial institution. In addition, the balances maintained with this institution exceed the maximum insurable amount under Federal Deposit Insurance Corporation (FDIC) guidelines.  As of December 31, 2007, the Company had exceeded the maximum insurable amount by approximately $1.1 million.  Although the balances in these accounts exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits.

The Company has posted $455 thousand in restricted cash with a financial institution as of December 31, 2007.  Access to these funds is restricted by the terms of our lending agreement.  The restricted funds are available for payment for renovation of an unfinished portion of the building, as well as real estate taxes, insurance and new tenant improvements.

Trade Accounts Receivable

We estimate the collectibility of our trade accounts receivable.  In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the aging of related past due balances.  These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received.  Trade accounts receivable are reserved when it is determined the receivable will not be collected.  Our accounts receivable allowance as of December 31, 2007 was $102 thousand, compared with $419 thousand as of December 31, 2006.

Inventories

Inventories are comprised primarily of finished goods stated at the lower of cost or market.  We use the average cost method to determine the costs of inventory.  In order to assess the ultimate realization of inventories, we are required to make judgments as to future demand requirements compared to current or committed inventory levels.  Allowance requirements generally increase as the projected demand requirement decreases due to market conditions, technological and product life cycle changes.

Our net inventory balance was $318 thousand as of December 31, 2007, compared to $736 thousand as of December 31, 2006. Our inventory allowance as of December 31, 2007 was $10 thousand, compared with $108 thousand as of December 31, 2006.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets or, in the case of leasehold improvements, over the term of the lease, if shorter.  Property and equipment acquired pursuant to a business combination is recorded using the purchase method of accounting, and the purchase price of both STC and FAS was allocated to the assets acquired, including liabilities assumed, based on estimated fair values at the date of the acquisition.  We capitalize costs incurred to build or remodel our building that extend the life of the building.

Impairment of Long-Lived Assets

Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets.  The amount of impairment is the excess of the carrying amount over the fair value of such assets.  Assets held for sale are carried at the lower of carrying amount or fair value less selling costs.  No impairment charges were recorded in 2007 or 2006.

Goodwill

We account for goodwill and intangible assets using Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets.  In performing our impairment analysis, we complete a two step process to determine the amount of any impairment as of December 31st of each year.  The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if an impairment may exist.  The second step involves comparison of the fair value of the goodwill to the carrying value of the goodwill.  Any excess of the carrying value over the fair value is recorded as an impairment charge.  In calculating an impairment charge, the fair value of a reporting unit is estimated using a discounted cash flow methodology.  No impairment charges were recorded in 2007 or 2006.

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets. Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized.  Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Income Taxes

We utilize the asset and liability approach for financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed for differences between the financial statement basis and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future.  These amounts are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Deferred tax assets are recognized when it becomes more likely than not that the asset will be realized.  A valuation allowance is provided for net assets not expected to be realized.  For interest and penalties relating to income taxes we recognize accrued interest in interest and financing costs, and penalties in selling, general and administrative expenses in the statements of consolidated operations.

Warranty Reserves

Reserves are provided for estimated warranty costs when revenue is recognized.  The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures.  Specific warranty accruals may be made if unforeseen technical problems arise.  If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.  Warranty reserves were $84 thousand and $89 thousand at December 31, 2007 and 2006, respectively and are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

We recognize advertising expenses as incurred.  Our advertising expense was $15 thousand and $39 thousand for 2007 and 2006, respectively.

Research and Development

We recognize research and development expenses as incurred.  Our research and development expense was $93 thousand and $40 thousand for 2007 and 2006, respectively.

Stock-Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  We estimate the fair value of stock-based awards using the Black-Scholes option pricing model.  We recorded $483 thousand and $732 thousand of stock-based compensation expense for the years ended December 31, 2007 and 2006.  No future income tax benefit was recognized in the years ended December 31, 2007 or 2006.  At December 31, 2007, the unamortized value of employee stock options under SFAS No. 123R was approximately $477 thousand.  The unamortized portion will be expensed at the rate of $350 thousand and $127 thousand in the fiscal years ending December 31, 2008 and 2009, respectively.

Earnings (Loss) Per Share

We compute basic earnings (loss) per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of December 31, 2007 and 2006, there were 7,887,373 and 4,581,973 common stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of December 31, 2007 and 2006, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands the disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS No. 157 also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 should be applied prospectively as of the beginning of the year in which it is initially applied, and we are currently evaluating the effect its adoption will have on our consolidated financial statements.  A limited form of retrospective application of SFAS No. 157 is allowed for certain financial instruments. We do not expect this Statement to have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of our fiscal year ended December 31, 2008. We do not expect this Statement to have a material impact on ours financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. We are required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

Note 2:  Business Acquisitions and Divestures

STC Holdings, Inc. and FAS Construction Management, Inc. - On October 8, 2007, and October 19, 2007, we acquired STC and FAS.  The acquisitions are accounted for as a single business acquisition under the purchase method of accounting.

On October 8, 2007, we issued 3,306,122 shares of our Common Stock to Ridgemont Investment Group LLC (“Ridgemont”) for all of the shares of STC.  STC is the owner of a two-story, 32,000 square foot building, where we occupy the top floor consisting of 16,000 square feet as our corporate offices, as well as another 18,000 square foot building (the “Property”).

On October 19, 2007, we issued 5,000,000 shares of our Common Stock in exchange for all the shares of FAS.  The combined fair value of the STC and FAS assets acquired was $16.0 million, which represents the $7.1 million fair market value of the common stock issued to Ridgemont and FAS Construction Management, Inc. shareholders as consideration plus $8.9 million of liabilities we assumed.  We expect none of the goodwill acquired will be deductible for tax purposes.  The following table summarizes the fair value of the assets acquired and the liabilities assumed (in thousands):

Cash	$ 1,102
Accounts receivable	750
Note receivable	986
Land	778
Building	7,067
Net property and equipment	377
Other current and non-current assets	207
Intangible assets
- trade name	66
- customer relationships	1,267
Goodwill	3,359
Total assets acquired	15,959
Payables and accrued expenses	(3,277)
Long-term liabilities	(5,555)
Net assets acquired	$ 7,127

The allocation of the purchase price is preliminary and subject to refinement.  Our results of operations in our report on Form 10-KSB include the operating results of STC and FAS from October 8, 2007 and October 19, 2007, respectively, through December 31, 2007.  The following unaudited pro forma financial information for the years ended December 31, 2007 and 2006, presents our combined results of operations as if the acquisitions of FAS and STC had occurred at the beginning of each period.  We believe the unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisitions been completed  at the beginning of each year.  In addition, the unaudited pro forma financial information does not attempt to project our future results of operations.

(unaudited)
Years Ended December 31,
	2007	2006
Revenue	$ 13,649	$ 13,741
Loss from operations	$ (5,111)	$ (6,233)
Net loss allocable to common stockholders	$ (5,132)	$ (6,234)
Income per share:
Basic	$ (0.14)	$ (0.21)
Diluted	$ (0.14)	$ (0.21)

ABM Data Systems Business - On September 1, 2007, we completed the sale and transfer of ABM Data Systems business (“ABM Business”) to American Business Monitoring Systems, LLC for $100 thousand in cash paid at closing and a $400 thousand  Secured Promissory Note (“Note”) due April 1, 2012.  Principal and interest payments are payable monthly during the term of the Note.  Repayment of the Note is secured by the ABM Business assets.  The purchaser assumed all future obligations and liabilities associated with the ABM Business.  The revenue of the ABM business was not significant to our overall business.

In January 2006, the Company purchased certain assets used by Ecomatrix Funding, Inc. in its Advanced Security Link operation. The purchase price was 2 million shares of the Company’s common stock with a fair value of $1.82 million on the date of issuance. The entire purchase price was allocated to goodwill.

Note 3:  Note Receivable – Related Party

Pursuant to our acquisition of FAS, we acquired a $986 thousand note receivable that bears interest at the rate of 7.75% per annum.  We extended the term of the note until May 31, 2008, at which date all principal and interest is due in full.  The maker of the note is a stockholder of the Company and the note is secured by 500,000 shares of MDI common stock held by its maker.

Note 4: Debt

Pursuant to our acquisition of FAS, we assumed a $400 thousand revolving line of credit that bears interest at the prime rate set by the banking facility (7.25% at December 31, 2007).  At December 31, 2007, $355 thousand was outstanding on the line of credit.  The line of credit expired on March 14, 2008 and the Company and the lender are discussing either an extension of the Line of Credit or the terms of its repayment. There has been no demand on the Company by the lender for repayment of the amounts advanced under the Line of Credit.

Pursuant to our acquisition of STC, we assumed a Promissory Note (“Note”) dated April 5, 2007 in the original principal amount of $5.5 million in favor of Capmark Finance, Inc., a California corporation (“Lender”). The Note is governed by the terms and conditions set forth in a Loan Agreement dated April 5, 2007 which provide, among other things for: (i) a maturity date of April 9, 2010; (ii) payment monthly of interest only until the maturity date at LIBOR plus two percent (7.125% as of December 31, 2007); (iii) payment on the maturity date of all unpaid principal and interest; (iv)  our right to extend the maturity date for two additional 12-month terms; (v) our right to prepay the Note. The Note is secured by the Property only, there being no personal liability to the Company.  Effective in the fourth quarter of 2008 the Company will be required to meet certain restrictive covenants.

During 2007 we repaid  all of our obligations under our factoring arrangement with Crestmark Financial Corporation (“Crestmark”) and terminated the agreement in June 2007. At December 31, 2006, there was an aggregate of $312 thousand due under this arrangement, which was accounted for as a financing transaction.  This agreement allowed the Company to obtain advances of up to 85% of the balance of qualifying receivables subject to approval. These advances are secured by certain accounts receivable balances at December 31, 2006 with an approximate carrying value of approximately $370 thousand.

Note 5: Property and Equipment

The components of property and equipment are as follows (in thousands):

		December 31,
	Useful Lives	2007	2006
Land		$ 778	$ -
Building	35 years	7,164	-
Building improvements	3-10 years	188	-
Machinery and equipment	3-7 years	854	539
Leasehold improvements	5-7 years	-	159
Furniture and fixtures	3-7 years	239	279
Software	3-8 years	2,112	3,676
		11,335	4,653
Accumulated depreciation		(2,953)	(4,461)
		$ 8,382	$ 192

Depreciation expense totaled $187 thousand and $527 thousand for the years ended December 31, 2007 and 2006.

Note 6: Income Taxes

We recorded no provision for federal income taxes during the years ended December 31, 2007 and 2006.  Losses before income taxes consisted of U.S. losses of $5.1 million and $7.0 million for the years ended December 31, 2007 and 2006, respectively.

Our effective income tax rate differed from the U.S. Federal statutory rate as follows:

	Year Ended December 31,
	2007	2006

U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax effect	(3.0)	(3.0)
Other non-deductible expenses	0.9	3.8
Net change in valuation allowance	29.9	32.4
Other, net	6.2	0.8
	0.0%	0.0%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Property and equipment	$ 276	$ 156
Inventories	7	46
Accounts receivable	87	103
Accrued expenses	334	140
Net operating loss carry forwards	27,932	26,097
Other, net	54	44
Gross deferred tax assets	$28,690	$ 26,586

Deferred tax liabilities:
Property and equipment	-	-
Goodwill amortization and impairment	(844)	(749)
Gross deferred tax liabilities	$ (844)	$ (749)

Valuation allowance	(27,846)	(25,837)
Net deferred tax asset	$ -	$ -

At December 31, 2007 and 2006, we had federal, state and foreign net operating loss carry forwards of approximately $82.1 million, $76.8 million, respectively.  Federal net operating loss carry forwards expire in 2021 to 2025.

We maintain a valuation allowance to adjust our total deferred tax assets to net realizable value in accordance with SFAS No. 109. Ultimate realization of the deferred tax asset is dependent upon, among other factors, ours ability to generate sufficient taxable income within the carry forward periods (2008-2026) and is subject to change depending on tax laws in effect in years in which carry forwards are used.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As a result of our implementation of FIN 48 at the time of adoption and as of December 31, 2007, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

For interest and penalties related to income taxes we recognize interest in interest expense and penalties in income tax expense.  We file U.S. federal and U.S. state tax returns.  The federal tax years of 2001 to 2006 remain open to audit and in general the state years open to audit range from 2001 and 2006.

Note 7: Goodwill

A summary of the changes in goodwill is as follows (in thousands)

Total
Net carrying value at December 31, 2005	$ 2,792
Asset purchase (Note 2)	1,820
Net carrying value at December 31, 2006	$ 4,612
Business acquisition (Note 2)	3,359
Net carrying value at December 31, 2007	$ 7,971

The increase in goodwill in 2006 reflects our acquisition of certain assets from Ecomatrix Funding.  The increase in goodwill in fiscal 2007 reflects our acquisition of FAS.

As part of our impairment test as of December 31, 2007 and 2006, we determined that there was no impairment to our recorded goodwill.

Note 8: Other Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value
		December 31, 2007
Intangible assets subject to amortization
Customer relationships	5.4	$ 1,267	$ (92)	$ 1,175
Patents and trademarks	17.1	98	(76)	22
Trade name	5.0	66	(3)	63

Totals		$ 1,431	$ (171)	$ 1,260

		December 31, 2006
Intangible assets subject to amortization
Patents and trademarks	17.1	$ 98	$ (70)	$ 28
Totals		$ 98	$ (70)	$ 28

Amortization expense related to intangible assets was $101 thousand and $7 thousand for the years ended December 31, 2007 and 2006, respectively.  Customer relationships are amortized using an accelerated cash flow method and other intangibles are amortized using the straight line method.

The aggregate estimated future amortization expense for intangible assets as of December 31, 2007 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2008	$ 376
2009	280
2010	211
2011	152
2012	112
Thereafter	129
Total	$ 1,260

Note 9: Operating Segments

Since our acquisition of FAS, the Company’s revenues are derived from two operating segments, physical security, which is our traditional security business and FAS, the acquired construction risk management business.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments, equipment investment and project investment, which includes net accounts receivables.  We have presented segment data for the year ended December 31, 2007, which includes segment data from the date of our acquisition of FAS through December 31, 2007.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, prepaid expenses and the Property (in thousands).

	Physical Security	FAS	Non-Segment	Total
2007

Operations
Revenues	$ 7,931	$ 1,265	$ -	$ 9,196
Loss from operations	(5,229)	(306)	-	(5,535)
Depreciation and amortization	106	182	-	288
Interest expense, net	-	-	(17)	(17)
Other	-	-	452	452
Net loss	(5,229)	(306)	435	$ (5,100)

Assets
Segment assets	$ 2,556	$ 4,081	$ -	$ 6,637
Goodwill	4,612	3,359	-	7,971
Non-segment assets			8,907	8,907
Consolidated assets				$ 23,515

Note 10: Stockholders’ Equity

Preferred Stock

Our Series A Preferred Stock (the “Preferred Stock”) earned dividends at the rate of LIBOR +2% per annum.  All dividends accrue whether or not such dividends have been declared and whether or not there are any profits, surplus or other funds legally available for payment.

We may, at any time, redeem all or any portion of the outstanding shares of Preferred Stock at $5.00 per share plus the pro-rata portion of any unpaid dividends. The holder of the Preferred Stock may convert any or all of the 195,351 shares of Preferred Stock into shares of our Common Stock at any time at a conversion rate equal to 2.08 shares of Common Stock per share of Preferred Stock or a total of 406,981 shares of Common Stock.

Common Stock

On January 31, 2007, the Company entered into a Stock Purchase and Registration Rights Agreement with Stratis Authority, Inc. (the “Investor”) providing for the sale by MDI of 5,306,122 shares of common stock priced at $0.49 per share. MDI filed a registration statement with the SEC on Form S-3 on July 19, 2007 and on July 31, 2007 the SEC advised the Company that it will not review the registration statement. Stratis assigned its rights to purchase the shares to Ridgemont Investment Group LLC (“Ridgemont”) and the Company consented to the assignment on August 7, 2007 by entering into a Consent to Assignment of and Amendment to Stock Purchase Agreement pursuant to which Ridgemont agreed to purchase from the Company the shares for the following consideration: (a) $2,600,000 in exchange for 2,000,000 of the shares which price has not yet been paid; and (b) in exchange for 3,306,122 of the Shares, Ridgemont agreed to transfer to the Company all of the shares of STC Holdings, Inc., the owner of the Property.

In March 2007, the Company entered into identical Securities Purchase Agreements, Registration Rights Agreements and Common Stock Purchase Warrants with two investors for the sale by MDI of 256,410 shares of common stock priced at $0.78 per share and warrants totaling 128,206 shares exercisable at $0.86 and having a three year term.  We received $196 thousand in cash proceeds for this sale.  Additionally, in March 2007, we issued two warrants for the purchase of 247,293 shares of common stock exercisable at $0.90 and having a three year term.  These common stock purchase warrants were issued in lieu of $46 thousand in rent payments.

During April 2007, we sold 725,000 shares of our Common Stock for cash proceeds of $725 thousand.  We also received $765 thousand upon the exercise of a warrant which was held by Crestview Capital Partners to purchase 750,000 shares of our Common Stock at $1.02 per share.

On May 7, 2007, we entered into a Securities Purchase Agreement and Registration Rights Agreement with certain institutional investors providing for the sale of 2,395,210 shares of our Common Stock priced at $1.67 per share and warrants for the purchase of 1,197,604 shares of common stock exercisable at $2.51 having a five year term from the date of issuance.  The total cash received at closing was $4.0 million from which approximately $40 thousand was dispersed as transaction related expenses.

On April 25, May 2, and May 7, 2007, we issued three warrants each for the purchase of 50,000 shares (150,000 total shares) of common stock exercisable at $2.50 and having a five year term.  These common stock purchase warrants were issued as payment for services provided.

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

Note 11: Stock-Based Compensation

Our 2002 Stock Incentive Plan (the “2002 Plan”) was approved by our stockholders on June 7, 2002.  The purpose of the 2002 Plan is to provide more attractive equity incentives to retain existing employees, to attract prospective employees and to obtain the services of directors and consultants.  To the extent that these options are exercised in the future, they will decrease the existing stockholders’ percentage equity ownership in the Company and will be dilutive to existing stockholders. The issuance and exercise of additional options could have the effect of diluting the earnings per share and book value per share of the outstanding Common Stock.  At December 31, 2007, there were 1,978,405 shares available for grant under the 2002 Plan.

In connection with the acquisition, and as an inducement to FAS employees to join the Company, we awarded employment inducement stock options to eleven newly hired FAS employees who are not executive officers of MDI for an aggregate of 644,000 shares of Common Stock.  These non-qualified stock options carry exercise price equal to the fair market value of our Common Stock at the close of the trading day on the grant date.

Stock Option Grants

We grant stock options with exercise prices that are equal to the closing market price on the date of grant.  Shares are granted under terms and conditions approved by our Board of Directors.  During the year ended December 31, 2007, we granted 3,917,900 options, of which 537,100 options vested on the date of grant, and 3,380,800 vesting quarterly during 2007 through 2009.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life in years	1.5 – 3.06
Expected volatility	83 – 105%
Risk-free interest rate	3.85 – 4.86%
Weighted average per share grant date fair value	$0.52

Information with respect to options outstanding and changes for each of the years in the period ended December 31, is as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,581,973	$ 0.99	3,238,093	$ 1.05
Granted	3,917,900	0.52	1,514,323	0.86
Exercised	(12,500)	0.39	(40,323)	1.24
Forfeited	(600,000)	0.48	(130,120)	1.17
Outstanding at end of year	7,887,373	$ 0.79	4,581,973	$ 0.99
Options exercisable at end of year	5,907,876	$ 0.88	4,171,973	$ 1.01

The intrinsic value of shares exercised during the year ended December 31, 2007 was $5 thousand.  Intrinsic value of shares outstanding and shares exercisable as of December 31, 2007 was $298 thousand and $137 thousand, respectively.  Additional information about stock options at December 31, 2007 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.38 to $0.52	2,743,900	4.5 years	$ 0.40	1,408,400	$ 0.41
$0.53 to $0.95	3,243,800	6.6 years	0.82	2,599,800	0.82
$0.96 to $1.60	1,894,333	6.2 years	1.30	1,894,333	1.30
$1.61 to $9.25	5,340	1.8 years	8.39	5,340	8.39
	7,887,373	5.8 years	$ 0.79	5,907,873	$ 0.88

Note 12: Commitments and Contingencies

Operating Leases

We have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our monthly rent obligations.  We also have various types of equipment, under long-term, non-cancelable leases.  Minimum future rental payments for all long-term non-cancelable operating leases, net of subleases, are immaterial.

Total rent expense for the year ending December 31, 2007 and 2006, respectively, was $284 thousand and $537 thousand.

Litigation

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

In January 2007, a Court of Appeals in Paris, France ruled in our favor in the MDI vs. Marc Powell Smith, et al (“MPS”) matter. MPS had claimed that he was immediately owed legal fees under the terms of a 2001 Fee Agreement relating to his representation of the Company in a suit against Aasset Security, a French company.  The Paris Court of Appeals stated that MPS was owed no fees by MDI until such time as there was a final verdict in the MDI-Aasset Security matter.  We have accrued $364 thousand in deferred legal settlement liabilities on our consolidated balance sheets as an estimate of contingent legal fees on the proceeds received from the Aasset Security litigation.

Note 13:  Quarterly Financial Data (unaudited)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2007:
Net sales	$2,263	$1,843	$1,843	$3,247	$9,196
Gross profit	1,329	852	1,082	$1,284	4,547
Net loss	(908)	(1,841)	(954)	(1,397)	(5,100)
Net loss per share, basic	($0.03)	($0.06)	($0.03)	($0.05)	($0.16)
Net loss per share, diluted	($0.03)	($0.06)	($0.03)	($0.05)	($0.16)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
2006:
Net sales	$ 2,695	$ 2,219	$ 1,933	$ 1,873	$ 8,720
Gross profit	1,445	1,054	1,001	801	4,301
Net loss	(1,408)	(1,923)	(1,745)	(1,942)	(7,018)
Net loss per share, basic	$ (0.07)	$ (0.09)	$ (0.08)	$ (0.08)	$ (0.33)
Net loss per share, diluted	$ (0.07)	$ (0.09)	$ (0.08)	$ (0.08)	$ (0.33)