Form 10KSB/A
MDI, INC.
filed 2008-04-24
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, as of April 24, 2008 was $18,500,000. As of that date 37,106,302 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 9 through 12 and 14) is incorporated by reference from the registrant's Proxy Statement which was filed on April 23, 2008.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A (the “Amendment”) to amend the Annual Report on Form 10-KSB (the “Original 10-KSB”) of MDI, Inc. for the year ended December 31, 2007, which we previously filed on March 31, 2008, as follows:

1.         To amend and restate the “Purchase Accounting” footnote of Note 1 of the Notes to Consolidated Financial Statements to delete the words: “and we typically utilize third party valuation firms to assist in the valuation of certain tangible and intangible assets.”

2.         To modify the language and pro forma financial information in Note 2 of the Notes to Consolidated Financial Statements to present our combined results of operations as if the acquisitions of FAS and STC had occurred at the beginning of 2006.

3.         To furnish corrected and updated Certifications of the Principal Executive Officer and Principal Financial Officer, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original 10-KSB.

No other revisions or amendments have been made to the Original 10-KSB. As no modifications to the exhibits to the Original 10-KSB are necessary other than corrections and updates to Exhibits 31.1, 31.2, 32.1 and 32.2, the registrant is not re-filing any exhibits other than Exhibits 31.1, 31.2, 32.1 and 32.2. All information contained in this Amendment is dated as of March 31, 2008, the filing date of the Original 10-KSB, except Exhibits 31.1, 31.2, 32.1 and 32.2 filed or furnished herewith, which are dated April 24, 2008. The information contained in this Amendment does not reflect events occurring after the filing of the Original 10-KSB or modify or update the disclosures therein in any way other than as set forth above. This Amendment should be read in conjunction with the Original 10-KSB.

MDI, Inc.

Notes to Consolidated Financial Statements

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Purchase Accounting

In connection with our acquisitions, we assess and formulate a plan related to the future integration of the acquired entity. This process begins during the due diligence process and is concluded within twelve months of the acquisition. Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques for industrial manufacturing companies.  Adjustments to these estimates are made during the acquisition allocation period, which is generally up to twelve months from the acquisition date as plans are finalized.  Subsequent to the allocation period, costs incurred in excess of the recorded acquisition accruals are generally expensed as incurred and if accruals are not utilized for the intended purpose the excess is recorded as an adjustment to the cost of the acquired entity, usually decreasing goodwill.

Note 2:  Business Acquisitions and Divestures

STC Holdings, Inc. and FAS Construction Management, Inc.

The allocation of the purchase price is preliminary and subject to refinement.  Our results of operations in our report on Form 10-KSB include the operating results of STC and FAS from October 8, 2007 and October 19, 2007, respectively, through December 31, 2007.  The following unaudited pro forma financial information for the years ended December 31, 2007 and 2006, presents our combined results of operations as if the acquisitions of FAS and STC had occurred at the beginning of 2006.  We believe the unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisitions been completed at the beginning of 2006.  In addition, the unaudited pro forma financial information does not attempt to project our future results of operations.

(unaudited)
Years Ended December 31,
	2007	2006
Revenue	$ 13,649	$ 13,741
Loss from operations	$ (5,241)	$ (6,407)
Net loss allocable to common stockholders	$ (5,262)	$ (6,408)
Income per share:
Basic	$ (0.15)	$ (0.22)
Diluted	$ (0.15)	$ (0.22)

Item 13. Exhibits.

The following exhibits are filed as a part of this Report.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated April 24, 2008.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, dated April 24, 2008.

32.1
Certification of Principal Executive Officer required  by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated April 24, 2008.

32.2
Certification of Principal Financial Officer required  by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, dated April 24, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: April 24, 2008	Dated: April 24, 2008
/s/ J. Collier Sparks	/s/ Michael Sweet
Name: J. Collier Sparks	Name: Michael Sweet
Title: Principal Executive Officer	Title: Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ James Power	Director and Chairman of the Board	Dated: April 24, 2008
James Power
/s/ Peter Knepper Peter Knepper	Director	Dated: April 24, 2008
/s/ J. Collier Sparks J. Collier Sparks	Director and Chief Executive Officer (Principal Executive Officer)	Dated: April 24, 2008
/s/ Carlo Loi	Director and Vice Chairman of the Board	Dated: April 24, 2008
Carlo Loi
/s/ Michael Sweet Michael Sweet	Chief Financial Officer (Principal Financial Officer)	Dated: April 24, 2008

INDEX TO EXHIBITS:

Exhibit Number	Description
31.1	Certification of Principal Executive Officer dated April 24, 2008.

31.2	Certification of Principal Financial Officer dated April 24, 2008.

32.1	Certification of Principal Executive Officer dated April 24, 2008.

32.2	Certification of Principal Financial Officer dated April 24, 2008.