Form 10-Q
period 2008-05-15
MDI, INC.
filed 2008-05-15
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2008, there were 37,106,302 shares of the issuer’s common stock outstanding.

MDI, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.                      Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007
Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2008 and  2007
Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2008 and 2007
Notes to Financial Statements

Item 2.                      Management’s Discussion and Analysis and Results of Operation
Item 4T.        Controls and Procedures

PART II.                      OTHER INFORMATION

Item 1.                      Legal Proceedings
Item 6.                      Exhibits

SIGNATURES

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that have been or are to be filed in 2008.

When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "targets," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of MDI, Inc. (the “Company”) may make public predictions or forecasts regarding the Company's future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company's future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company's control. As a result, there can be no assurance that the Company's performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company's business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company's prospective results of operations.

In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company's projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company's own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company's business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,226	$1,374
Restricted cash	442	455
Trade accounts receivable, net	1,489	1,914
Inventories	488	318
Prepaid expenses and other current assets	490	247
Note receivable – related party	986	986
Total current assets	6,121	5,294
Property and Equipment, net	8,366	8,382
Other Assets:
Goodwill	7,971	7,971
Other intangible assets	1,144	1,260
Other assets	579	608
Total assets	$24,181	$23,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of credit	$370	$355
Accounts payable	1,312	879
Accounts payable – contractors	2,841	1,472
Accrued expenses	713	736
Accrued compensation	421	564
Current maturities of long-term debt	20	32
Other current liabilities	510	440
Deferred revenue	421	408
Total current liabilities	6,608	4,886
Long-Term Liabilities
Note payable	5,500	5,500
Other long-term liabilities	206	224

Total Liabilities	12,314	10,610
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued; including unpaid dividends of $53 and $45 at March 31, 2008 and December 31, 2007, respectively	1,030	1,022
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,106,302 issued at March 31, 2008 and December 31, 2007, respectively	371	371
Additional paid-in-capital	148,770	148,657
Stock subscription receivable	(2,600)	(2,600)
Accumulated deficit	(135,704)	(134,545)
Total stockholders’ equity	11,867	12,905
Total liabilities and stockholders’ equity	$24,181	$23,515

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)

	Three months ended March 31,
	2008	2007
Net sales	$3,424	$2,263
Cost of sales	1,762	934
Gross profit	1,662	1,329
Other operating costs:
Selling, general and administrative	2,559	2,147
Depreciation and amortization	220	28
	2,779	2,175
Operating loss	(1,117)	(846)
Other income (expense):
Interest income (expense), net	(66)	(19)
Gain (loss) on sale or disposal of assets	-	(5)
Other, net	33	(29)
	(33)	(53)

Loss before income taxes	(1,150)	(899)
Income taxes	(1)	(1)
Net loss	(1,151)	(900)
Dividend requirements on preferred stock	(8)	(8)
Net loss allocable to common stockholders	$(1,159)	$(908)
Basic and diluted loss per share from:
Continuing operations	$(0.03)	$(0.03)
Discontinued operations	-	-
Basic and diluted loss per share	$(0.03)	$(0.03)

Basic and diluted weighted average shares outstanding	37,106,302	26,234,911

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2008	2007

Operating Activities:
Net loss	$(1,151)	$(900)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale or disposal of assets	-	4
Amortization of deferred loan costs	14	-
Non-cash stock compensation	113	168
Rent forgiveness for warrants issued	-	46
Non-cash interest income on note receivable – related party	(19)	-
Depreciation and amortization	220	27
Provision for losses on accounts receivable	13	4
Loss on early collection of notes receivable	-	29
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	411	(408)
Inventories	(170)	41
Prepaid and other current assets	(197)	169
Trade accounts payable	433	129
Contractors payable	1,369	-
Accrued and other current liabilities	(113)	138
Net cash provided (used) in operating activities	923	(553)

Investing Activities:
Purchases of property and equipment	(87)	(25)
Changes in restricted cash	13	-
Net cash provided by (used) in investing activities	(74)	(25)

Financing Activities:
Issuance of common stock	-	196
Payments of short term debt	(12)	-
Borrowings from line of credit	15
Net proceeds from (repayment of) factoring payable	-	(35)
Net cash provided by financing activities	3	161
Net increase (decrease) in unrestricted cash and cash equivalents	852	(417)
Unrestricted cash and cash equivalents, beginning of period	1,374	452
Unrestricted cash and cash equivalents, end of period	$2,226	$35

Non cash Investing:
Subscription receivable for shares of common stock	$-	$2,600

Supplemental cash flow information:
Cash paid during the year for:
Interest	$110	$15
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1:  Basis of Presentation

These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the interim periods reported are not necessarily indicative of the results expected for the year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2007.

Note 2:  Summary of Significant Accounting Policies

Stock-Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  We estimate the fair value of stock-based awards using the Black-Scholes option pricing model.  We recorded $113 thousand and $168 thousand of stock-based compensation expense for the three months ended March 31, 2008 and 2007.  No future income tax benefit was recognized for the three months ended March 31, 2008 and 2007.  At March 31, 2008, the unamortized value of employee stock options under SFAS No. 123R was approximately $378 thousand.  The unamortized portion will be expensed over the remainder of 2008 and 2009.

During the three months ended March 31, 2008, the Company granted 68,500 options that vested on the date of grant.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	March 31, 2008	March 31, 2007
Expected life in years	2.5	2.5
Expected volatility	103%	84%
Risk-free interest rate	2.9%	4.8%

Earnings (Loss) Per Share

We compute basic earnings (loss) per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of March 31, 2008 and 2007, there were 7,941,435 and 7,534,306 common stock options outstanding, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of March 31, 2008 and 2007, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive.

Note 3:  Business Acquisitions

STC Holdings, Inc. and FAS Construction Management, Inc.
On October 8, 2007, and October 19, 2007, we acquired STC and FAS.  The acquisitions are accounted for as a single business acquisition under the purchase method of accounting.  STC is the owner of a two-story, 32,000 square foot building, where we occupy the top floor consisting of 16,000 square feet as our corporate offices, as well as another 18,000 square foot building (the “Property”).

The allocation of the purchase price is preliminary and subject to refinement.  Our results of operations in our report on include the operating results of STC and FAS from October 8, 2007 and October 19, 2007, respectively, through March 31, 2008.  The following unaudited pro forma financial information for the three months ended March 31, 2007 presents our combined results of operations as if the acquisitions of FAS and STC had occurred at the beginning of 2007.  We believe the unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisitions been completed at the beginning of 2007.  In addition, the unaudited pro forma financial information does not attempt to project our future results of operations.

Three months ended
March 31, 2007

Revenue	$3,693
Loss from operations	(630)
Net loss allocable to common stockholders	(780)
Income per share:
Basic	$(0.02)
Diluted	$(0.02)

Note 4: Debt

Pursuant to our acquisition of FAS, we assumed a $400 thousand revolving line of credit that bears interest at the prime rate set by the banking facility (5.42% as of March 31, 2008).  At March 31, 2008, $370 thousand was outstanding on the line of credit.  The line of credit expired on March 14, 2008 and the Company and the lender are discussing either an extension of the Line of Credit or the terms of its repayment. There has been no demand on the Company by the lender for repayment of the amounts advanced under the Line of Credit.

Pursuant to our acquisition of STC, we assumed a Promissory Note (“Note”) dated April 5, 2007 in the original principal amount of $5.5 million in favor of Capmark Finance, Inc., a California corporation (“Lender”). The Note is governed by the terms and conditions set forth in a Loan Agreement dated April 5, 2007 which provide, among other things for: (i) a maturity date of April 9, 2010; (ii) payment monthly of interest only until the maturity date at LIBOR plus two percent (7.07% as of March 31, 2008); (iii) payment on the maturity date of all unpaid principal and interest; (iv)  our right to extend the maturity date for two additional 12-month terms; (v) our right to prepay the Note. The Note is secured by the Property only, there being no personal liability to the Company.  Effective in the fourth quarter of 2008 the Company will be required to meet certain restrictive covenants.

Note 5: Operating Segments

Since our acquisition of FAS, the Company’s revenues are derived from two operating segments, physical security, which is our traditional security business and FAS, the acquired construction risk management business.  Segment data includes revenue and operating income, including allocated costs charged to each of the operating segments.   We have presented segment data for the three months ended March 31, 2008.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure (in thousands).

	Physical Security	FAS	Non-segment	Total

Revenues	$1,936	$1,488	$-	$3,424
Loss from operations	(629)	(488)	-	(1,117)
Interest expense, net	-	-	(66)	(66)
Other	-	-	32	32
Net loss	(629)	(488)	(34)	$(1,151)

Note 6:  Subsequent Event

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

On November 7, 2007, we received a letter  from NASDAQ stating that we are not in compliance with the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4).  We were provided 180 calendar days, or until May 5, 2008, to regain compliance.

On May 6, 2008, MDI, Inc. (the “Company”) received a letter from The Nasdaq Stock Market notifying the Company that it has been provided an additional 180 calendar days, or until November 3, 2008, to regain compliance with the minimum bid price rule as set forth in Marketplace Rule 4310(c)(4).  The letter from The Nasdaq Stock Market stated that the Company has met all initial listing criteria for the Nasdaq Capital Market as set forth in Marketplace Rule 4310(c)(4), except for the minimum bid price, and therefore, the Company has been provided an additional 180 calendar days, or until November 3, 2008, to regain compliance.  To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten (10) consecutive business days.  This notification has no effect on the current Nasdaq listing or trading of the Company's common stock.

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

Employees

As of March 31, 2008, we had 70 employees. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

Description of Property

Our corporate headquarters consist of two buildings located at 10226 San Pedro Avenue, San Antonio, Texas totaling 50,000 square feet.  These buildings were renovated in 2007 and are suitable and adequate for our intended use. We believe this space is adequate through 2008 and future requirements will be dependent upon the rate of growth we experience. Management believes adequate insurance coverage is in force on all of its properties.

We also have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our monthly rent obligations.

Results of Operations

The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months ended March 31, 2008 and 2007 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three months ended March 31, 2008		Three months ended March 31, 2007		Three months ended March 31,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$ 3,424	100%	$ 2,263	100%	$1,161	51%
Gross profit	1,662	49%	1,329	59%	333	25%
Selling, general and administrative	2,559	75%	2,147	95%	412	19%
Operating loss	(1,117)	-33%	(846)	-37%	(271)	32%
Net loss	(1,151)	-34%	(900)	-40%	(251)	28%

Sales increased $1,161 thousand due to the acquisition of FAS.   Expressed in dollars, gross profit increased $333 thousand.  The increase in gross profit is due primarily the acquisition of FAS offset by gross margin as a percent of sales. Selling, general and administrative (SG&A) expenses increased $412 thousand due to the acquisition of FAS but decreased as a percentage of net sales due to our ongoing efforts to reduce costs in 2008.  Net loss increased $251 thousand.  This is due primarily to increased non-cash depreciation and amortization expense related to property and intangibles acquired.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

May 15, 2008	By:	/s/ Michael Sweet
Michael Sweet
Senior Vice President and Chief Financial Officer