Form 10-Q
period 2008-08-12
MDI, INC.
filed 2008-08-13
CIK 318259

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

MDI, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2626358
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification
No.)

THE MDI BUILDING
10226 SAN PEDRO AVENUE
SAN ANTONIO, TEXAS	78216
(Address of principal executive offices)	(Zip Code)

(210) 582-2664
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2008, there were 37,643,385 shares of the issuer’s common stock outstanding.

MDI, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements:

Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007

Notes to Financial Statements

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Item 4T.                      Controls and Procedures

PART II.                                OTHER INFORMATION

Item 1.                      Legal Proceedings

Item 1A.                      Risk Factors

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.                      Defaults Upon Senior Securities

Item 4.                      Submission of Matters to a Vote of Security Holders

Item 5.                      Other Information

Item 6.                      Exhibits

Signatures

PART I                      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$123	$1,374
Certificate of deposit – restricted	2,000	-
Restricted cash	124	455
Trade accounts receivable, net	1,625	1,914
Inventories	572	318
Prepaid expenses and other current assets	644	247
Note receivable – related party	986	986
Total current assets	6,074	5,294
Property and Equipment, net	8,593	8,382
Other Assets:
Goodwill	7,971	7,971
Other intangible assets	1,057	1,260
Other assets	506	608
Total assets	$24,201	$23,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of credit	$987	$355
Accounts payable	1,538	879
Accounts payable – contractors	2,680	1,472
Accrued expenses	703	736
Accrued compensation	495	564
Current maturities of long-term debt	18	32
Other current liabilities	487	440
Deferred revenue	508	408
Total current liabilities	7,416	4,886
Long-Term Liabilities
Note payable	5,500	5,500
Other long-term liabilities	186	224

Total Liabilities	13,102	10,610
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued; including unpaid dividends of $60 and $45 at June 30, 2008 and December 31, 2007, respectively	1,037	1,022
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,634,385 and 37,106,302 issued at June 30, 2008 and December 31, 2007, respectively	376	371
Additional paid-in-capital	149,086	148,657
Stock subscription receivable	(2,600)	(2,600)
Accumulated deficit	(136,800)	(134,545)
Total stockholders’ equity	11,099	12,905
Total liabilities and stockholders’ equity	$24,201	$23,515

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,
	2008	2007
Net sales	$3,376	$1,843
Cost of sales	1,939	991
Gross profit	1,437	852
Other operating costs:
Selling, general and administrative	2,264	2,652
Depreciation and amortization	193	30
	2,457	2,682
Operating loss	(1,020)	(1,830)
Other income (expense):
Interest income (expense), net	(84)	(2)
Gain (loss) on sale or disposal of assets	11	-
Other, net	4	-
	(69)	(2)

Loss before income taxes	(1,089)	(1,832)
Income taxes	-	-
Net loss	(1,089)	(1,832)
Dividend requirements on preferred stock	(7)	(9)
Net loss allocable to common stockholders	$(1,096)	$(1,841)
Basic and diluted loss per share from:
Continuing operations	$(0.03)	$(0.06)
Discontinued operations	-	-
Basic and diluted loss per share	$(0.03)	$(0.06)

Basic and diluted weighted average shares outstanding	37,300,488	30,864,549

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)
	Six months ended June 30,
	2008	2007
Net sales	$6,800	$4,106
Cost of sales	3,701	1,925
Gross profit	3,099	2,181
Other operating costs:
Selling, general and administrative	4,823	4,799
Depreciation and amortization	413	58
	5,236	4,857
Operating loss	(2,137)	(2,676)
Other income (expense):
Interest income (expense), net	(150)	(21)
Gain (loss) on sale or disposal of assets	11	(5)
Other, net	37	(29)
	(102)	(55)

Loss before income taxes	(2,239)	(2,731)
Income taxes	(1)	(1)
Net loss	(2,240)	(2,732)
Dividend requirements on preferred stock	(15)	(17)
Net loss allocable to common stockholders	$(2,255)	$(2,749)
Basic and diluted loss per share from:
Continuing operations	$(0.06)	$(0.10)
Discontinued operations	-	-
Basic and diluted loss per share	$(0.06)	$(0.10)

Basic and diluted weighted average shares outstanding	37,203,925	28,581,379

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six months ended June 30,
	2008	2007

Operating Activities:
Net loss	$(2,240)	$(2,732)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale or disposal of assets	(11)	5
Amortization of deferred loan costs	29	-
Non-cash stock compensation	221	231
Services rendered for warrants issued	-	134
Services rendered for stock issued	213	-
Rent forgiveness for warrants issued	-	46
Non-cash interest income on note receivable – related party	(38)	-
Depreciation and amortization	413	58
Provision for losses on accounts receivable	47	131
Loss on early collection of notes receivable	-	29
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	242	(75)
Inventories	(254)	137
Prepaid and other assets	(287)	50
Accounts payable – trade	659	(1,018)
Accounts payable – contractors	1,208	-
Accrued and other liabilities	(46)	250
Net cash provided (used) in operating activities	156	(2,754)

Investing Activities:
Purchases of property and equipment	(420)	(73)
Changes in restricted cash	(1,669)	-
Proceeds from sale of assets	11	-
Net cash provided by (used) in investing activities	(2,078)	(73)

Financing Activities:
Issuance of common stock	-	5,450
Borrowings on short term debt	39	-
Borrowings from line of credit, net	632	-
Net proceeds from (repayment of) factoring payable	-	(225)
Net cash provided by financing activities	671	5,225
Net increase (decrease) in unrestricted cash and cash equivalents	(1,251)	2,398
Unrestricted cash and cash equivalents, beginning of period	1,374	452
Unrestricted cash and cash equivalents, end of period	$123	$2,850

Non cash Investing:
Subscription receivable for shares of common stock	$-	$2,600

Supplemental cash flow information:
Cash paid during the year for:
Interest	$224	$48
Income taxes	$-	$-

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

Note 2:                      Summary of Significant Accounting Policies

Stock-Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. We recorded $108 thousand and $221 thousand of stock-based compensation expense for the three and six months ended June 30, 2008, respectively.  The Company recorded $63 thousand and $231 thousand of stock-based compensation expense for the three and six months ended June 30, 2007 respectively. No future income tax benefit was recognized for the periods ended June 30, 2008 and 2007. At June 30, 2008, the unamortized value of employee stock options under SFAS No. 123R was approximately $287 thousand. The unamortized portion will be expensed over the remainder of 2008 and 2009.

During the six months ended June 30, 2008, the Company granted 127,000 options that vested on the date of grant.  During the three months ended June 30, 2008, the Company granted 58,500 options that vested on the date of grant.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2008	June 30, 2007
Expected life in years	2.5	2.5
Expected volatility	99%	86%
Risk-free interest rate	2.4	4.8

Earnings (Loss) Per Share

We compute basic earnings (loss) per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of June 30, 2008 and 2007, there were 7,983,686 and 7,242,806 common stock options outstanding, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of June 30, 2008 and 2007, there were 3,922,705 common stock purchase warrants outstanding that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of June 30, 2008 and 2007, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive.

Note 3:                      Business Acquisitions

STC Holdings, Inc. and FAS Construction Management, Inc.
On October 8, 2007, and October 19, 2007, we acquired STC and FAS.  The acquisitions are accounted for as a single business acquisition under the purchase method of accounting.  STC is the owner of a two-story, 32,000 square foot building, which the Company occupies as its corporate offices, as well as another 18,000 square foot building which the Company intends to convert to income producing property (the “Property”).

The combined fair value of the STC and FAS assets acquired was $16.0 million, which represents the $7.1 million fair market value of the common stock issued as consideration plus $8.9 million of liabilities we assumed.  We expect none of the goodwill acquired will be deductible for tax purposes.  The following table summarizes the fair value of the assets acquired and the liabilities assumed (in thousands):
Cash	$ 1,102
Accounts receivable	750
Note receivable	986
Land	778
Building	7,067
Net property and equipment	377
Other current and non-current assets	207
Intangible assets
- trade name	66
- customer relationships	1,267
Goodwill	3,359
Total assets acquired	15,959
Payables and accrued expenses	(3,277)
Long-term liabilities	(5,555)
Net assets acquired	$ 7,127

The allocation of the purchase price is preliminary and subject to refinement.  Our results of operations include the operating results of STC and FAS from October 8, 2007 and October 19, 2007, respectively, through June 30, 2008.  The following unaudited pro forma financial information for the six months ended June 30, 2007 presents our combined results of operations as if the acquisitions of FAS and STC had occurred at the beginning of 2007.  We believe the unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisitions been completed at the beginning of 2007.  In addition, the unaudited pro forma financial information does not attempt to project our future results of operations.

Six months ended
June 30, 2007

Revenue	$6,860
Loss from operations	(2,215)
Net loss allocable to common stockholders	(2,449)
Income per share:
Basic	$(0.08)
Diluted	$(0.08)

Note 4:                      Debt

Pursuant to our acquisition of FAS, we assumed a $400 thousand revolving line of credit that bears interest at the prime rate set by the banking facility (5.1% as of June 30, 2008).  At June 30, 2008, $308 thousand was outstanding on the line of credit.  The line of credit expired on March 14, 2008.  However, the Company and the lender have entered into an agreement pursuant to which the Company would pay off the debt in monthly installments of $62 thousand through November 2008.

Pursuant to our acquisition of STC, we assumed a Promissory Note (the “Note”) dated April 5, 2007 in the original principal amount of $5.5 million in favor of Capmark Finance, Inc., a California corporation (“Lender”). The Note is governed by the terms and conditions set forth in a Loan Agreement dated April 5, 2007 which provide, among other things for: (i) a maturity date of April 9, 2010; (ii) payment monthly of interest only until the maturity date at LIBOR plus two percent (7.07% as of June 30, 2008); (iii) payment on the maturity date of all unpaid principal and interest; (iv)  our right to extend the maturity date for two additional 12-month terms; (v) our right to prepay the Note. The Note is secured by the Property only, there being no personal liability to the Company.  Effective in the fourth quarter of 2008 the Company will be required to meet certain restrictive covenants.

On June 16, 2008, the Company executed a Revolving Line of Credit Note (“Note”) with Jefferson Bank (“Lender”) pursuant to which Lender agreed to advance up to $2,000,000 to the Company. The Note is secured by a pledge of a certificate of deposit in the amount of $2,000,000. Interest on the Note is adjustable based on the prime rate quoted in the Wall Street Journal (5.0% as of June 30, 2008). Interest only is payable on the 16th day of each month until June 16, 2009 when all unpaid principal and interest is payable.  As of June 30, 2008, $679 thousand was outstanding leaving $1,321 thousand available for borrowings.

Note 5:                      Equity

On May 27, 2008, we issued 500,000 shares in payment for public relations consulting services as required by our contract for such services.  The shares were valued based on the contractual price of the services.

On June 17, 2008, we issued 28,083 shares in payment for marketing and sales services as required by our contract for such services.  The shares were valued at the closing price as of June 17, 2008.

Note 6:                      Operating Segments

Since our acquisition of FAS, the Company’s revenues are derived from three operating segments, physical security, which is our traditional security business, our general contracting business and FAS, the acquired construction risk management business.  Segment data includes revenue and operating income, including allocated costs charged to each of the operating segments.  We have presented segment data for the three and six months ended June 30, 2008.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure (in thousands).

Three Months Ended June 30, 2008

	Physical Security	General Contracting	FAS	Non-segment	Total

Revenues	$1,437	$339	$1,600	$-	$3,376
Operating loss	(830)	(1)	(189)	-	(1,020)
Interest expense, net	-	-	-	(84)	(84)
Other	-	-	-	15	15
Net loss	(830)	(1)	(189)	(69)	$(1,089)

Six Months Ended June 30, 2008

	Physical Security	General Contracting	FAS	Non-segment	Total

Revenues	$3,373	$339	$3,088	$-	$6,800
Operating loss	(1,459)	(1)	(677)	-	(2,137)
Interest expense, net	-	-	-	(150)	(150)
Other	-	-	-	47	47
Net loss	(1,459)	(1)	(677)	(103)	$(2,240)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

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

Company History

MDI, Inc., a Delaware corporation, (“MDI”, “we”, “our” or the “Company”) was incorporated in the state of Delaware in December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. in September 2004. In October 2007, we purchased FAS Construction Management, Inc.

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

Corporate Information

Our principal executive offices are located at The MDI Building, 10226 San Pedro Avenue, San Antonio, Texas 78216.  Our telephone number is 210-477-5400. Our website is operating at www.mdiincorporated.com.  FAS is a Texas corporation with its principal offices located at 10226 San Pedro Avenue, San Antonio, Texas 78216. Its website is operating at www.fascompanies.com. Its telephone number is 210-477-7900.

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

a.               Software- Our MDI Security Systems division provides the following software products:
•	SAFEnet® Operating System – This product is an enterprise level open architecture access control, intrusion detection and video security software.
•
 Pointguard Xtreme™ Security Platform - This product is the upgrade path to the very successful Pointguard® product. It is a simplified version of our Enterprise-Grade SAFEnet product designed to make the screens and initial setup easier for the average user, but with the SAFEnet core to allow for full upward migration as a user’s needs grow.

b.               Hardware- Our MDI Security Systems division provides the following hardware products:
•	Viewpoint™ Digital Video Recorders (DVR)- Our Viewpoint™ line of DVR’s are fully integrated for use with the SAFEnet® Operating System and Pointguard Xtreme™ Security Platform.
•
Standard Design Products - We also sell a line of products for which we have developed a standardized design. These “out-of-the-box” security products include digital video recorders, video cameras, small access control systems and related products.

c.
Services- Our Professional Services Group (“PSG”)  provides the design, installation, system implementation, and end user training of the customized SAFEnet system to our clientele.  PSG provides physical and electronic security and other related systems to our other business lines for their projects and clients.

2.           School Safety - Through our LearnSafe® Initiative, we provide a complete safety and security program for public and private school systems. Currently, we support the LearnSafe® Initiative in three areas:

•
Enterprise Level Solutions- utilizing our Professional Services Group (PSG) along with channel partners such as Nortel Solutions, Assa Abloy, The SBS Group, and Government Capital, we provide a complete turnkey solution for school safety and security including program design, products, installation, maintenance, training and financing.

•
Products- We have established and staffed a call center at our headquarters to support direct sales to school customers utilizing standard LearnSafe® safety and security products offered in our LearnSafe® Direct Catalog and our contract with The Cooperative Purchasing Network (“TCPN”) and Texas Region 4 Education Service Center (“Region 4 ESC”) servicing public and private schools, colleges, universities, cities, counties and other government agencies in 41 states. The call center staff also supports sales to member school districts through inter-local purchasing agreements and our partnership with the Mexican American School Board Association (MASBA).

•
Services- Our Professional Services Group (PSG) along with The SBS Group, The Law Advisory Group, and National Alliance for Safe Schools provide assessment and audit services as well as premier safety and security training programs such as the TEACh Safety™ Curriculum to administrators, school board members, teaching staff, and security personnel.

3.           Construction Management and Real Estate Development Services – Through our FAS Construction Management, Inc. subsidiary, FAS Construction, LLC subsidiary, and STRUCTURE™ Real Estate Development Solutions division, we provide the following services:

•	Development planning- We provide feasibility studies, programming, master planning, and entitlement services to real estate development clients.
•
Architectural/Engineering design services- Utilizing either our in-house architectural staff or subcontracting specialty design services, we provide a full spectrum of design disciplines required to support the development of any project from a design or design/build approach.

•
Construction Risk Management services- We provide initial project reviews, monthly pay application and progress reviews, and funds dispersal services to construction lenders on hundreds of commercial projects.

•
Project and Construction Management Advisor services- We provide a full spectrum of onsite project and construction management services for real estate investment trusts, property developers, and other investor clients on hundreds of projects annually throughout North, Central, and South America. We manage projects ranging from premium residential and condominium projects as well as resort and hotel projects to retail centers, commercial buildings, and industrial projects.

•
General Construction services- We provide general construction or construction management at risk services for developer clients. We are currently performing construction management at risk on a $12 million hotel project in San Antonio, Texas

•	Fee Development or Development Partner- We provide turn-key project delivery on a fee or equity partnership basis.

Intellectual Property

We have numerous trademarks and patents related to our business that provide a competitive advantage or generate license income. None of these, individually, have a material effect upon the business.

Employees

As of June 30, 2008, we had 60 employees. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

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

Results of Operations

The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and six months ended June 30, 2008 and 2007 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

	Three months ended June 30, 2008		Three months ended June 30, 2007		Three months ended June 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$3,376	100%	$1,843	100%	$1,533	83%
Gross profit	1,437	43%	852	46%	585	69%
Selling, general and administrative	2,264	67%	2,652	144%	(388)	-15%
Operating loss	(1,020)	-30%	(1,830)	-99%	810	-44%
Net loss	(1,089)	-32%	(1,832)	-99%	743	-41%

Sales increased $1,533 thousand due to the acquisition of FAS and our general contracting business.  Expressed in dollars, gross profit increased $585 thousand.  The increase in gross profit is due primarily to the acquisition of FAS.  Selling, general and administrative (SG&A) expenses decreased $388 thousand due to our ongoing efforts to reduce costs.  The Company was able to acquire FAS and decrease its SG&A expenses by 15%.  Net loss decreased $743 thousand.  This is a direct result of the increase in gross profit and the reduction of SG&A expenses offset by increased non-cash depreciation and amortization expense related to property and intangibles acquired.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

	Six months ended June 30, 2008		Six months ended June 30, 2007		Six months ended June 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$6,800	100%	$4,106	100%	$2,694	66%
Gross profit	3,099	46%	2,181	53%	918	42%
Selling, general and administrative	4,823	71%	4,799	117%	24	1%
Operating loss	(2,137)	-31%	(2,676)	-65%	539	-20%
Net loss	(2,240)	-33%	(2,732)	-67%	492	-18%

Sales increased $2,694 thousand due to the acquisition of FAS and our general contracting business. Expressed in dollars, gross profit increased $918 thousand.  The increase in gross profit is due primarily to the acquisition of FAS.  SG&A expenses increased $24 thousand due to our ongoing efforts to reduce costs and consolidate operating functions offset by our acquisition of FAS Construction Management.  Net loss decreased $492 thousand.  This is a direct result of the increase in gross profit and the reduction of SG&A costs offset by increased non-cash depreciation and amortization expense related to property and intangibles acquired.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2001, the Company filed suit against a French company named Aasset Security for engaging in various acts of unfair competition against the Company. On November 23, 2003, a French court awarded the Company and its French subsidiary a 2.5 million Euro judgment. On April 25, 2005, the French Court of Appeals reduced this judgment to 1.5 million Euros. The Company has collected 764 thousand Euros, or approximately $978 thousand. Aasset Security filed an appeal with the French Supreme Court. On May 20, 2008, the French Supreme Court rejected the appeal by Aasset Security. Consequently, Aasset Security remains indebted to the Company for approximately 725,000 Euros, plus interest since November 23, 2003. The Company will continue to pursue the collection of the remaining judgment balance owed, though the timing of collection and Aasset Security’s ability to pay are not certain.

Pursuant to the terms of a 2001 agreement with French legal counsel, the case has been handled on a partial contingency basis. The contingency fee to be paid to outside counsel may be between 35% to 40% of the payments received, depending upon the timing of the receipts. The decision as to the exact amount to be paid to French legal counsel has been turned over to the Paris Court of Appeals. It is the position of the Company that no fees will be paid under the contingency fee arrangement until the Company receives payment from Aasset Security.

The Company is not a party to any other legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 1A.                      Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2008, we have issued unregistered securities to the persons, as described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, and/or Regulation S of the Securities Act of 1933, based on the representations which included, in pertinent part, that such shareholder were either (a) "accredited investors" within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, or (b) not a "U.S. person" as that term is defined in Rule 902(k) of Regulation S under the Act and that such shareholders were acquiring our common stock, for investment purposes for their own respective accounts and not as nominees or agents, and not with a view to the resale or distribution thereof, and that the entities and individuals understood that the shares of our common stock may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption there from.

On May 27, 2008, we issued 500,000 shares in payment for public relations consulting services as required by our contract for such services.

On June 17, 2008, we issued 28,083 shares in payment for marketing and sales services as required by our contract for such services.

Item 3.                      Defaults Upon Senior Securities.

None.

Item 4.                      Submission of Matters to a Vote of Security Holders.

None.

Item 5.                      Other Information.

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

Jefferson Bank Loan

On June 16, 2008, the Company executed a Revolving Line of Credit Note (“Note”) with Jefferson Bank (“Lender”) pursuant to which Lender agreed to advance up to $2,000,000 to the Company. The Note is secured by a pledge of a certificate of deposit in the amount of $2,000,000. Interest on the Note is adjustable based on the prime rate quoted in the Wall Street Journal. Interest only is payable on the 16th day of each month until June 16, 2009 when all unpaid principal and interest is payable

ITEM 6. EXHIBITS

Exhibits

31.1           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: August 12, 2008	By: /s/ Michael Sweet
Michael Sweet
Senior Vice President and Chief Financial Officer