Form 10KSB/A
MDI, INC.
filed 2008-08-29
CIK 318259

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form (Items 9, 10, 12 and 14) is incorporated by reference from the registrant's Proxy Statement which was filed on April 23, 2008. Item 11 is included herein.

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-KSB/A (the “Amendment”) to address comments received from the  Division  of  Corporation  Finance of the SEC to the original Form 10-KSB (the  "Original  Form  10-KSB") of MDI, Inc. for the year ended December 31, 2007, which we previously filed on March 31, 2008.  For  convenience, we have repeated  each of the Parts of our  Original Form 10-KSB where we have made  changes in  response to these comments. This Amendment amends the Original Form 10-KSB as follows:

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

3.           To amend the first paragraph of Note 10 to the Consolidated Financial Statements.

4.           To furnish corrected and updated Certifications of the Principal Executive Officer and Principal Financial Officer, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original 10-KSB.

5.           To include Part III, Item 11 information.

No other revisions or amendments have been made to the Original 10-KSB. As no modifications to the exhibits to the Original 10-KSB are necessary other than corrections and updates to Exhibits 31.1, 31.2, 32.1 and 32.2, the registrant is not re-filing any exhibits other than Exhibits 31.1, 31.2, 32.1 and 32.2. All information contained in this Amendment is dated as of March 31, 2008, the filing date of the Original 10-KSB, except Exhibits 31.1, 31.2, 32.1 and 32.2 filed or furnished herewith, which are dated as of the date of this report. The information contained in this Amendment does not reflect events occurring after the filing of the Original 10-KSB or modify or update the disclosures therein in any way other than as set forth above. This Amendment should be read in conjunction with the Original 10-KSB.

MDI, INC.
FORM 10-KSB
Table of Contents

PART I

Item 1.                   Description of Business
Item 2.                   Description of Property
Item 3.                   Legal Proceedings
Item 4.                   Submission of Matters to a Vote of Security Holders

PART II

Item 5.                   Market for Common Equity and Related Stockholder Matters
Item 6.                   Management’s Discussion and Analysis or Plan of Operation
Item 7.                   Financial Statements
Item 8.                   Changes in and Disagreements with Accountants
Item 8A.                Controls and Procedures
Item 8B.                Other Information
PART III

Item 9.                     Directors, Executive Officers, Promoters and Control Persons
Item 10.                   Executive Compensation
Item 11.                   Security Ownership of Certain Beneficial Owners and Management
Item 12.                   Certain Relationships and Related Transactions
Item 13.                   Exhibits
Item 14.                   Principal Accountant Fees and Services

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

 Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The table below sets forth information concerning (1) each person the Company believes owns beneficially in excess of 5% of the Common Stock as of December 31, 2007, and (2) the shares of Common Stock beneficially owned as of March 31, 2008 by each director, the Principal Executive Officer and two other executive officers whose names appear in the “Summary Compensation Table,” and by all named executive officers and directors collectively.  Except as indicated, each individual has sole voting power and sole investment power over all shares listed opposite his name.

As of March 31, 2008, the Company had 37,106,302 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of March 31, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner (1)	Shares	Percentage	Shares	Percentage
5% Shareholders:

Ridgemont Investment Group, LLC (2)	3,160,000	8.5
Victoria & Eagle Strategic Fund, Ltd. (3)	2,120,000	5.7	195,351	100%
Directors and Executive Officers: (4)
Collier Sparks	1,185,000	3.2	--	--
Richard Larsen	718,500	1.9	--	--
Michael Sweet	500,000	1.3	--	--
Carlo Loi	512,500	1.4	--	--
James Power	380,000	1.0	--	--
Peter Knepper	225,000	*	--	--
Executive Officers and directors as a group (6 persons)	3,521,000	9.5	--	--
____________
(*)	Less than 1 percent

(1)	Unless otherwise noted, all addresses are c/o MDI, Inc., 10226 San Pedro Avenue, Suite 200, San Antonio, Texas 78216.

(2)	The information provided is as of December 31, 2007. As of the date of this filing, Ridgemont Investment Group, LLC owns 2,335,000 shares of the Company’s common stock.

(3)
The Company believes the address for Victoria & Eagle Strategic Fund, Ltd. is c/o Price Waterhouse Coopers, P.O. Box 258 GT, Strathvale House, George Town, Grand Cayman, Cayman Islands. Based on the last information available to the Company, the Company believes that VESF’s beneficial ownership consists of 2,120,000 shares of common stock owned by VESF and 406,981 shares of common stock issuable upon conversion of the 195,351 shares of Series A Preferred Stock owned by VESF.

(4)
The table includes shares of Common Stock that can be acquired through the exercise of options within 60 days of April 21, 2008 (June 28, 2008) as follows: Mr. Sparks — 1,010,000, Mr. Larsen — 606,000,  Mr. Sweet — 425,000, Mr. Loi — 512,500, Mr. Power — 380,000, Mr. Knepper — 225,000, and all named executive officers and directors as a group —3,158,500. The percent of the class owned by each person has been computed assuming the exercise of all options deemed to be beneficially owned by that person, and assuming that no options held by any other person have been exercised.

Item 13. Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended to December 20, 2002 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2002)

3.2	Amendment to Certificate of Incorporation of the Company dated September 22, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2005)

3.3	Amendment to Certificate of Incorporation of the Company dated June 22, 2006 (filed as Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2006)

3.4	By-Laws of the Company, as amended to April 22, 2004 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2005)

4.1	Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891)

4.2	Form of Stock Purchase and Registration Rights Agreement (incorporated by reference to our Current Report on Form 8-K filed on February 1, 2007)

4.3	Form of Warrant to Purchase Common Stock (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2007)

4.4	Registration Rights Agreement, dated as of May 7, 2007, by and among MDI, Inc. and certain parties listed therein (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2007)

10.1	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed on May 7, 2007)

10.2	Form of Stock Purchase Agreement entered into as of September 1, 2007 for the purchase by MDI of the shares of STC Holdings, Inc. (*)

10.3	Form of Stock Purchase Agreement entered into as of October 2, 2007 for the purchase by MDI of the shares of FAS Construction Management, Inc. (*)

14.1             Code of Ethics (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003)

21.1	Subsidiaries of MDI, Inc. (*)

23.2	Consent of Padgett, Stratemann & Co., L.L.P. (*)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (*)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (*)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

99.1	Audit Committee Charter revised by the Audit Committee as of April 9, 2005. (filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2005)

99.2	Nominating Committee Charter adopted by the Board on March 8, 2004. (filed as Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2005)

99.3	Form of Executive Officer Employment Agreement. (*)

99.4	Summary of Executive Officer Employment Agreements. (*)

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

MDI, INC.

Dated: August 29, 2008                                                                                             By:  /s/ J. Collier Sparks
J. Collier Sparks
Chief Executive Officer

By: /s/ Michael Sweet
Michael Sweet
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Power	Chairman of the Board	Dated: August 29, 2008
James Power

/s/ J. Collier Sparks J. Collier Sparks	Chief Executive Officer (Principal Executive Officer)	Dated: August 29, 2008
/s/ Carlo Loi	Vice Chairman of the Board	Dated: August 29, 2008
Carlo Loi
/s/ Peter Knepper	Director	Dated: August 29, 2008
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

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

March 23, 2007
Austin, Texas

MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,374	$ 452
Restricted cash	455	-
Trade accounts receivable,.net	1,914	1,308
Inventories	318	736
Prepaid expenses and other current assets	247	107
Note receivable – related party	986	-
Total current assets	5,294	2,603
Property and Equipment, net	8,382	192
Other Assets:
Goodwill	7,971	4,612
Other intangible assets	1,260	28
Other assets	608	363
Total assets	$ 23,515	$ 7,798

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Bank line of credit	$ 355	$ -
Accounts payable	879	1,473
Accounts payable – contractors	1,472	-
Accrued expenses	736	263
Accrued compensation	564	382
Bank factoring advance	-	312
Current maturities of long-term debt	32	-
Other current liabilities	440	397
Deferred revenue	408	210
Total current liabilities	4,886	3,037
Long-Term Liabilities
Note payable	5,500	-
Other long-term liabilities	224	-

Total Liabilities	10,610	3,037
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued; including unpaid dividends of $45 and $0 at December 31, 2007 and December 31, 2006, respectively	1,022	977
Common stock, $0.01 par value; 100,000,000 shares authorized; 37,106,302 and 22,657,610 shares issued at December 31, 2007 and December 31, 2006, respectively	371	227
Additional paid-in-capital	148,657	132,957
Stock subscription receivable	(2,600)	-
Accumulated deficit	(134,545)	(129,400)
Total stockholders’ equity	12,905	4,761
Total liabilities and stockholders’ equity	$ 23,515	$ 7,798

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

Common Stock

On January 31, 2007, the Company entered into a Stock Purchase Agreement with Stratis Authority, Inc. (“Stratis I”) providing for the sale by MDI of 5,306,122 shares of common stock priced at $0.49 per share.  The consideration received by the Company from Stratis I was Stratis I’s obligation to pay $2,600,000 by funding the Company’s payroll on a bi-weekly basis.  The Company retained possession of the shares purchased by Stratis I as security for Stratis I’s payment obligation.  Stratis I transferred the shares to Stratis Authority Holdings, Inc. (“Stratis II”) in July 2007 in connection with the sale of substantially all of Stratis I’s assets to Stratis II, and in connection with that transfer Stratis II assumed Stratis I’s payment obligation.  Stratis II, in turn, obtained a $1.4 million loan from one of its shareholders, Ridgemont Investment Group LLC (“Ridgemont”), and pledged the MDI shares to Ridgemont as collateral for its loan from Ridgemont.  In August 2007, Stratis II defaulted on this loan and Ridgemont became the owner of the 5,306,122 shares originally purchased by Stratis I, which remained subject to the Company’s security interest.  At this time, Ridgemont and the Company agreed to new terms with respect to the 5,306,122 shares, pursuant to which Ridgemont would sell an office building located in San Antonio, Texas for a total of 3,306,122 shares and would purchase an additional 2,000,000 shares for cash consideration of $2.6 million.  The Company believes that this amended transaction constituted a new transaction which effectively terminated the original transaction with Stratis I as assigned to Stratis II.  In October 2007, the Company completed this new transaction by exchanging 3,306,122 shares for the shares of STC Holdings, Inc. (“STC”), an affiliate of Ridgemont which was the owner of the office building.  At December 31, 2007, Ridgemont continued to have a right to purchase 2,000,000 shares for $2,600,000.

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