Form 10-Q
period 2008-10-30
MDI, INC.
filed 2008-10-30
CIK 318259

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
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

No change
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of October 24, 2008, there were 35,634,385 shares of the issuer’s common stock outstanding.

MDI, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements:

Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007

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

Item 6.                      Exhibits

Signatures

PART I                      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	September 30, 2008	December 31, 2007
ASSETS	(unaudited)	(audited)
Current Assets:
Cash and cash equivalents	$688	$1,374
Certificate of deposit – restricted	2,000	-
Restricted cash	77	455
Trade accounts receivable, net	3,041	1,914
Inventories	342	318
Prepaid expenses and other current assets	1,402	247
Note receivable – related party	986	986
Total current assets	8,536	5,294
Property and Equipment, net	8,701	8,382
Other Assets:
Goodwill	7,855	7,971
Other intangible assets	1,087	1,260
Other assets	472	608
Total assets	$26,651	$23,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of credit	$2,123	$355
Short-term line of credit	2,899	-
Accounts payable	1,840	879
Accounts payable – contractors	1,039	1,472
Accrued expenses	711	736
Accrued compensation	391	564
Other current liabilities	516	472
Deferred revenue	264	408
Total current liabilities	9,783	4,886
Long-Term Liabilities
Note payable	5,500	5,500
Other long-term liabilities	166	224

Total Liabilities	15,449	10,610
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued; including unpaid dividends of $69 and $45 at September 30, 2008 and December 31, 2007, respectively	1,046	1,022
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,634,385 and 37,106,302 issued at September 30, 2008 and December 31, 2007, respectively	356	371
Additional paid-in-capital	146,612	148,657
Stock subscription receivable	-	(2,600)
Accumulated deficit	(136,812)	(134,545)
Total stockholders’ equity	11,202	12,905
Total liabilities and stockholders’ equity	$26,651	$23,515

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,
	2008	2007
Net sales	$5,336	$1,843
Cost of sales	3,069	761
Gross profit	2,267	1,082
Other operating costs:
Selling, general and administrative	2,008	2,513
Depreciation and amortization	197	31
	2,205	2,544
Operating income (loss)	62	(1,462)
Other income (expense):
Interest income (expense), net	(79)	28
Gain (loss) on sale or disposal of assets	-	489
Other, net	16	-
	(63)	517

Income (loss) before income taxes	(1)	(945)
Income taxes	(2)	(1)
Net income (loss)	(3)	(946)
Dividend requirements on preferred stock	(9)	(8)
Net loss allocable to common stockholders	$(12)	$(954)
Basic and diluted loss per share from:
Continuing operations	$(0.00)	$(0.03)
Discontinued operations	-	-
Basic and diluted loss per share	$(0.00)	$(0.03)

Basic and diluted weighted average shares outstanding	36,602,127	32,100,254

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)
	Nine months ended September 30,
	2008	2007
Net sales	$12,136	$5,949
Cost of sales	6,770	2,686
Gross profit	5,366	3,263
Other operating costs:
Selling, general and administrative	6,831	7,312
Depreciation and amortization	610	89
	7,441	7,401
Operating loss	(2,075)	(4,138)
Other income (expense):
Interest income (expense), net	(229)	7
Gain (loss) on sale or disposal of assets	11	484
Other, net	53	(29)
	(165)	462

Loss before income taxes	(2,240)	(3,676)
Income taxes	(3)	(2)
Net loss	(2,243)	(3,678)
Dividend requirements on preferred stock	(24)	(25)
Net loss allocable to common stockholders	$(2,267)	$(3,703)
Basic and diluted loss per share from:
Continuing operations	$(0.06)	$(0.12)
Discontinued operations	-	-
Basic and diluted loss per share	$(0.06)	$(0.12)

Basic and diluted weighted average shares outstanding	36,998,843	29,767,250

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)
	Nine months ended September 30,
	2008	2007
Operating Activities:
Net loss	$(2,243)	$(3,678)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale or disposal of assets	(11)	(484)
Amortization of deferred loan costs	43	-
Non-cash stock compensation	332	354
Services rendered for warrants issued	-	134
Services rendered for stock issued	208	-
Rent forgiveness for warrants issued	-	46
Non-cash interest income on note receivable – related party	(63)	-
Depreciation and amortization	610	89
Provision for losses on accounts receivable	58	144
Loss on early collection of notes receivable	-	29
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(1,185)	97
Inventories	(24)	254
Prepaid and other assets	(999)	103
Accounts payable – trade	961	(878)
Accounts payable – contractors	(433)	-
Accrued and other liabilities	(416)	121
Net cash provided (used) in operating activities	(3,162)	(3,669)

Investing Activities:
Purchases of property and equipment	(640)	(101)
Changes in restricted cash	(1,622)	-
Proceeds from sale of assets	11	100
Net cash provided by (used) in investing activities	(2,251)	(1)

Financing Activities:
Issuance of common stock	-	5,450
Borrowings on short term debt	60	-
Exercise of stock options	-	5
Borrowings from line of credit, net	1,768	-
Advances on short-term line of credit	2,899	-
Net proceeds from (repayment of) factoring payable	-	(268)
Net cash provided by financing activities	4,727	5,187
Net increase (decrease) in unrestricted cash and cash equivalents	(686)	1,517
Unrestricted cash and cash equivalents, beginning of period	1,374	452
Unrestricted cash and cash equivalents, end of period	$688	$1,969

Non cash Investing and Financing Activities:
Subscription receivable for shares of common stock	$-	$2,600
Cancellation of common stock and subscription receivable	(2,600)	-
Non cash change in goodwill	116	-
Stock acquisition costs for warrants issued	-	78
Note receivable issued in sale of assets	-	400

Supplemental cash flow information:
Cash paid during the year for:
Interest	$353	$49
Income taxes	$-	$-

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

Note 2:                      Summary of Significant Accounting Policies

Stock-Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. We recorded $111 thousand and $332 thousand of stock-based compensation expense for the three and nine months ended September 30, 2008, respectively.  The Company recorded $122 thousand and $354 thousand of stock-based compensation expense for the three and nine months ended September 30, 2007 respectively. No future income tax benefit was recognized for the periods ended September 30, 2008 and 2007. At September 30, 2008, the unamortized value of employee stock options under SFAS No. 123R was approximately $281 thousand. The unamortized portion will be expensed over the remainder of 2008, 2009 and 2010.

During the nine months ended September 30, 2008, the Company granted 185,500 options that vested on the date of grant and 500,000 options that vest quarterly during 2008, 2009 and 2010.  During the three months ended September 30, 2008, the Company granted 58,500 options that vested on the date of grant and 500,000 options that vest quarterly during 2008, 2009 and 2010.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	September 30, 2008	September 30, 2007
Expected life in years	2.5 - 2.9	2.5
Expected volatility	92% - 103%	89%
Risk-free interest rate	1.9 – 2.9	4.8

Earnings (Loss) Per Share

We compute basic earnings (loss) per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of September 30, 2008 and 2007, there were 7,687,186 and 7,222,306 common stock options outstanding, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of September 30, 2008 and 2007, there were 3,922,705 common stock purchase warrants outstanding that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of September 30, 2008 and 2007, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. During the three months ended September 30, 2008, 855,000 common stock options were cancelled.  These shares were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive.

Note 3:                      Business Acquisitions

STC Holdings, Inc. and FAS Construction Management, Inc.
On October 8, 2007, and October 19, 2007, we acquired STC and FAS.  The acquisitions are accounted for as a single business acquisition under the purchase method of accounting.  STC is the owner of a two-story, 32,000 square foot building, which the Company occupies as its corporate offices, as well as another 18,000 square foot building which the Company has converted into revenue producing property (the “Property”) during the fourth quarter.

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
Cash	$ 1,102
Accounts receivable	750
Note receivable	986
Land	778
Building	7,067
Net property and equipment	377
Other current and non-current assets	207
Intangible assets
- trade name	66
- backlog	369
- customer relationships	1,015
Goodwill	3,242
Total assets acquired	15,959
Payables and accrued expenses	(3,277)
Long-term liabilities	(5,555)
Net assets acquired	$ 7,127

The allocation of the purchase price has been finalized.  Our results of operations include the operating results of STC and FAS from October 8, 2007 and October 19, 2007, respectively, through September 30, 2008.  The following unaudited pro forma financial information for the nine months ended September 30, 2007 presents our combined results of operations as if the acquisitions of FAS and STC had occurred at the beginning of 2007.  We believe the unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisitions been completed at the beginning of 2007.  In addition, the unaudited pro forma financial information does not attempt to project our future results of operations.

Nine months ended
September 30, 2007

Revenue	$10,049
Loss from operations	(3,836)
Net loss allocable to common stockholders	(3,786)
Income per share:
Basic	$(0.11)
Diluted	$(0.11)

Note 4:  Prepaid Expenses and Other Current Assets

On July 31, 2008, a $550,000 Secured Note (“Secured Note”) was executed in favor of the Company bearing interest at the rate of 7% per annum and payable on or before November 15, 2008.

Note 5:                      Debt

In connection with its purchase of the Property described in Note 3 above, STC (“Borrower”) executed a Promissory Note (the “Note”), dated April 5, 2007 in the original principal amount of $5.5 million in favor of Capmark Finance, Inc., a California corporation (“Lender”) and a Loan Agreement, Deed of Trust and other associated documents (“Loan Documents”). The Loan Documents provide, among other things for: (i) a maturity date of April 9, 2010; (ii) payment monthly of interest only until the maturity date at LIBOR plus two percent (7.07% as of September 30, 2008); (iii) payment on the maturity date of all unpaid principal and interest; (iv)  the right to extend the maturity date of the Note for two additional 12-month terms on giving thirty-days’ notice and paying an extension fee of .25% of the outstanding principal for each extension requested. At the time of requesting the extension(s), Borrower must not be in default under the Loan Documents and must meet specific debt service coverage ratios, a minimum occupancy of 90%, and a loan to value ratio of 80%; (v) the  right to prepay the Note in full, but not in part, on the giving of 30-days’ notice and paying prepayment and exit fees totaling $110 thousand, subject to Borrower not being in default under the Note. Except for specific guarantees given to the Lender by a former owner of Borrower, Lender is permitted to enforce the liability of Borrower to perform and observe the obligations contained in the Loan Documents only against the Property and other collateral given by Borrower as security for payment of the Note and not against Borrower or any of its principals, directors, officers or employees.

On June 16, 2008, the Company executed a Revolving Line of Credit Note (“Note”) with Jefferson Bank (“Lender”) pursuant to which Lender agreed to advance up to $2,000 thousand to the Company. The Note is secured by a pledge of a certificate of deposit in the amount of $2,000 thousand. Interest on the Note is adjustable based on the prime rate quoted in the Wall Street Journal (5.0% as of September 30, 2008). Interest only is payable on the 16th day of each month until June 16, 2009 when all unpaid principal and interest is payable. As of September 30, 2008, $2,000 thousand was outstanding on this Note.

For each of the months of November and December 2008, FAS intends to pay equal installments to retire the $123 thousand balance of its $370 thousand debt to Wells Fargo Bank, N.A.

Note 6:                      The Reserve Fund

On September 16, 2008, the Company had $5,392 thousand on deposit in the Primary Fund (“Primary Fund”) at The Reserve Fund (the “Fund”), an investment company managing a series of money-market funds registered with the Securities and Exchange Commission (“SEC”). As a direct result of the temporary dislocations in our nation’s financial markets, on September 22, 2008, the SEC permitted the Primary Fund to temporarily suspend redemptions and payment of proceeds until the markets are liquid to a degree that enables the liquidation of the Primary Fund without impairing its net asset value, calculated to be 97 cents per share.

Until the Primary Fund is liquidated and the Company receives $5,392 thousand, Jefferson Bank (“Lender”) has agreed to provide up to $4,418 thousand to the Company under an interest free revolving line of credit (“Line of Credit”). The Line of Credit is secured by the $5,392 thousand on deposit in the Primary Fund and has an initial maturity date of November 29, 2008. Lender has agreed to extend the maturity of the Line of Credit as needed. As of September 30, 2008, $2,899 thousand was outstanding under the Line of Credit. In the event that the Company receives less than $5,392 on liquidation of the Primary Reserve, the Lender has agreed to reimburse the Company up to $270 thousand of the shortfall, which is 5% of $5,392 thousand. However, based on discussions with the Lender, the Company believes that the entire $5,392 thousand will be repaid by the Primary Fund.

Note 7:                      Equity

On May 27, 2008, we issued 500,000 shares in payment for public relations consulting services.  The shares were valued based on the contractual price of the services.

On June 17, 2008, we issued 28,083 shares in payment for marketing and sales services as required by our contract for such services.  The shares were valued at the closing price as of June 17, 2008.

On July 19, 2007 the Company registered for resale 2,000,000 shares of its common stock the sale of which was not consummated. On August 14, 2008, we cancelled those 2,000,000 shares, and the related $2,600 thousand subscription receivable. On September 12, 2008, we filed a Post-Effective Amendment to Form S-3 de-registering those shares.

Note 8:                      Operating Segments

Since our acquisition of FAS, the Company’s revenues are derived from three operating segments, physical security, which is our traditional security business, our general contracting business and FAS, the acquired construction risk management business.  Segment data includes revenue and operating income, including allocated costs charged to each of the operating segments.  We have presented segment data for the three and nine months ended September 30, 2008.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure (in thousands).

Three Months Ended September 30, 2008

	Physical Security	General Contracting	FAS	Non-segment	Total

Revenues	$2,707	$786	$1,843	$-	$5,336
Operating income (loss)	(80)	10	132	-	62
Interest expense, net	-	-	-	(79)	(79)
Other	-	-	-	14	14
Net income (loss)	(80)	10	132	(65)	$(3)

Nine Months Ended September 30, 2008

	Physical Security	General Contracting	FAS	Non-segment	Total

Revenues	$6,080	$1,125	$4,931	$-	$12,136
Operating loss	(1,539)	9	(545)	-	(2,075)
Interest expense, net	-	-	-	(229)	(229)
Other	-	-	-	61	61
Net income (loss)	(1,539)	9	(545)	(168)	$(2,243)

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

Recent Acquisitions

In October 2007, the Company purchased 100% of the shares of FAS Construction Management, Inc. (“FAS”) and STC Holdings, Inc. (“STC”) in return for an aggregate of  8,306,122 shares of our Common Stock.  FAS provides initial project review, pay application reviews, and funds disbursal services for construction lenders and construction management advisor services. STC owns our headquarters building complex at 10226 San Pedro Avenue housing MDI, FAS and all subsidiaries. STC also is the owner of the building next to our corporate headquarters which we have converted into income producing executive suites.

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

Lines of Business

Today, MDI is engaged in the following lines of business.

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

4.           Colonial Business Solutions – The Company owns the Colonial Building, which is a 18,000 square foot, two-story colonial style building next to its corporate headquarters building. In the second and third quarters of 2008, the Company renovated the Colonial Building and converted it into revenue producing property during the fourth quarter consisting of 25 executive offices which are leased from terms ranging from 1 month to over a year. Additionally, the Colonial Building has been retrofitted to function as a “virtual” office. The Colonial Building has available a large offering of services such as: (1) Incoming mail service, (2) Personalized receptionist answering service; (3) Conference and Meeting Room availability; (4) Complete telecommunications including, high-speed internet, fax, email, telephone; (5) Furniture rental; and (6) Catering services. The Colonial Building is less than 2 miles from the San Antonio Airport and is near the intersection of Loop 410 and U.S. Highway 281. Colonial Business Solutions has been formed to manage this business. The Colonial Building address is 10226 San Pedro Avenue, Suite 110, San Antonio, Texas 78216. For information, please contact Selina Trevino at 210-870-8784 or by email at selina.trevino@colonialsatx.com.

Intellectual Property

We have numerous trademarks and patents related to our business that provide a competitive advantage or generate license income. None of these, individually, have a material effect upon the business.

Employees

As of September 30, 2008, we had 65 employees. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

Description of Property

Our corporate headquarters consists of a two-story building located at 10226 San Pedro Avenue, San Antonio, Texas totaling approximately 32,000 square feet.  This building was renovated in 2008 and is suitable and adequate for our intended use. We believe this space is adequate through 2009 and future requirements will be dependent upon the rate of growth we experience. We also own a 18,000 square foot, two-story building adjacent to our headquarters building which we renovated in 2008 into 25 executive offices which we lease to the public.  Management believes adequate insurance coverage is in force on all of its properties.

We also have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our monthly rent obligations.

Results of Operations

The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and nine months ended September 30, 2008 and 2007 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Three months ended September 30, 2008		Three months ended September 30, 2007		Three months ended September 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$5,336	100%	$1,843	100%	$3,493	190%
Gross profit	2,267	42%	1,082	59%	1,185	110%
Selling, general and administrative	2,008	38%	2,513	136%	(505)	-20%
Operating income (loss)	62	1%	(1,462)	-79%	1,524	-104%
Net income (loss)	(3)	0%	(946)	-51%	943	-100%

Sales increased $3,493 thousand.  Expressed in dollars, gross profit increased $1,185 thousand.  The increase in sales and increase in gross profit is due to a significant increase in MDI security systems and all lines of business and due to the acquisition of FAS.  Selling, general and administrative (SG&A) expenses decreased $505 thousand due to our ongoing efforts to reduce costs.  The Company was able to acquire FAS, increase revenues from all operating units while decreasing its SG&A expenses by 20%.  The Company recorded operating income of $62 thousand, an increase of $1,524 thousand from prior year.  This is a direct result of the increase in gross profit and the reduction of SG&A expenses offset by increased non-cash depreciation and amortization expense related to property and intangibles acquired.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

	Nine months ended September 30, 2008		Nine months ended September 30, 2007		Nine months ended September 30,
	Dollars	% of Net Sales	Dollars	% of Net Sales	Change In Dollar Value	Percentage Change In Dollar Value

Net Sales	$12,136	100%	$5,949	100%	$6,187	104%
Gross profit	5,366	44%	3,263	55%	2,103	64%
Selling, general and administrative	6,831	56%	7,312	123%	(481)	-7%
Operating loss	(2,075)	-17%	(4,138)	-70%	2,063	-50%
Net loss	(2,243)	-18%	(3,678)	-62%	1,435	-39%

Sales increased $6,187 thousand. Expressed in dollars, gross profit increased $2,103 thousand.  The increase in sales and increase in gross profit is due to an overall increase in revenues in all lines of business and due to the acquisition of FAS.  SG&A expenses decreased $481 thousand due to our ongoing efforts to reduce costs and consolidate operating The Company was able to acquire FAS, increase revenues from all operating units while decreasing its SG&A expenses by 7%.  Net loss decreased $1,435 thousand.  This is a direct result of the increase in gross profit and the reduction of SG&A costs offset by increased non-cash depreciation and amortization expense related to property and intangibles acquired.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of September 30, 2008, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended September 30, 2008, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

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

None.

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

On October 22, 2008, the Company received a letter from The Nasdaq Stock Market confirming that in light of the turmoil in the world financial markets the NASDAQ has temporarily suspended enforcement of its rules requiring listed companies to maintain a minimum bid price of $1.00. As a result, MDI will have until February 5, 2009 to regain compliance by achieving a $1.00 closing bid price for a minimum of 10 consecutive trading days. MDI is in compliance with all other NASDAQ listing requirements.

The NASDAQ letter states that the temporary suspension will allow companies to focus on running their business, rather than satisfying market-based requirements that are largely beyond their control in the current environment.

The letter further states that in the coming months, NASDAQ will continue to monitor the affect that market conditions are having on the operation of its rules.

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

MDI, INC.

Dated: October 30, 2008	By: /s/ Michael Sweet
Michael Sweet
Senior Vice President and Chief Financial Officer