Form 10-K
MDI, INC.
filed 2009-03-26
CIK 318259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 ☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No. 0-9463

MDI, INC.
(Name of small business issuer in its charter)

Delaware	75-2626358
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

10226 San Pedro Avenue,
Suite 100
San Antonio, Texas 78216
(Address of principal executive offices)

Issuer’s telephone number: (210) 582-2664

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐    Yes   ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes   ☒   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐    Accelerated filer    ☐  .
Non-accelerated filer    ☐    (Do not check is a smaller reporting company) Smaller reporting company  ☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐   Yes   ☒   No

At June 30, 2008, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of $0.40 per share on The Nasdaq Capital Market on June 30, 2008) was approximately $15,000,000.

 At March 12, 2009, there were 35,634,385 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. None.

Special Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K contains forward-looking statements relating to our goals, beliefs, plans or current expectations and other statements that are not historical facts. For example, when we use words such as "project," "believe," "anticipate," "plan," "expect," "estimate," "intend," "should," "would," "could" or "may," or other words that convey uncertainty of future events or outcome, we are making forward-looking statements. Forward-looking statements represent our current expectations and are inherently uncertain. We do not undertake any obligation to update forward-looking statements made by us.

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

Corporate Information

Our principal executive offices are located at 10226 San Pedro Avenue, Suite 100, San Antonio, Texas 78216.  Our telephone number is 210-477-5400. Our website is operating at www.mdiincorporated.com.  FAS Construction Management, Inc., a wholly-owned subsidiary (“FAS”), is a Texas corporation with its principal offices located at 10226 San Pedro Avenue, Suite 200, San Antonio, Texas 78216. Its website is operating at www.fascompanies.com. Its telephone number is 210-477-7900.

Lines of Business

Today, MDI is engaged in the following three lines of business.

1.         Physical and Electronic Security – We are both a manufacturer and a supplier of software, hardware and professional engineering and design services which are used in controlling access to facilities and in providing video and audio surveillance of facilities, people and other property. The Company began 30 years ago when the United States Federal Government engaged us to design and install “enterprise-grade” security systems to protect some of their very high exposure facilities in Washington, D.C.

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

c.         Viewpoint™ Digital Video Recorders (DVR) - In January 2006, we purchased assets and intellectual property from Ecomatrix Funding, Inc., including those relating to its DVR product line. We have since merged the DVR product line we acquired from Ecomatrix with our own DVR product lines to create our latest Viewpoint™ DVR product.

 d.         Standard Design Products - We also sell a line of products for which we have developed a standardized design. These “out-of-the-box” security products include digital video recorders, video cameras, small access control systems and related products. These products are sold through marketing co-ops or channel distribution partners such as PSA and Northern Video, as well as through our own sales staff to our channel partners.

2.         School Safety - Through our Learn Safe® Initiative, we provide a complete safety and security program for public and private school systems. We created our Learn Safe Initiative in response to an alarming increase in violence and employee misconduct in our nation’s schools. The imperative was simple: provide our nation’s children and teachers with the ability to learn and teach in a safe environment. The Learn Safe Initiative provides the tools and training to dramatically decrease the risk of violence that kids face daily. The Learn Safe Initiative combines a security curriculum, continuing education programs, and a robust suite of technology and security services.

3.         Construction Management and Contractor Services – FAS provides initial project review, pay application reviews and funds disbursal services for construction lenders. Also, FAS provides construction management advisory services for property developers, REIT’s and other investors throughout North and South America.  In select circumstances, FAS is now engaging in construction management at-risk, directly contracting for construction services and taking sole responsibility for the client’s building project. As an MDI company, FAS provides us with a comprehensive spectrum of services including nationwide security assessments, risk audits, security consulting, professional project management and construction management services to MDI existing and future clients. This client base will include the numerous school districts where we expect to implement its Learn Safe Initiative.

Intellectual Property

We have numerous trademarks and patents related to our business that provide a competitive advantage or generate license income.  None of these, individually, have a material effect upon the business.

Employees

As of December 31, 2008, we had 65 employees. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

ITEM 1A. RISK FACTORS.

Not required.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not required.

ITEM 2. PROPERTIES.

Our corporate headquarters (“Headquarters”) consist of two buildings located at 10226 San Pedro Avenue, San Antonio, Texas totaling 50,000 square feet which we purchased in October 2007. The property is encumbered by a $5.5 million promissory note the repayment of which is secured only by the property, there being no personal liability against the obligor on the note. Interest only is payable on the note until its maturity date of April 9, 2010. These buildings were renovated in 2007 and are suitable and adequate for our intended use. We believe our Headquarters space is adequate through 2009 and future requirements will be dependent upon the rate of growth we experience.

We also have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our monthly rent obligations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of our stockholders was held on November 13, 2008 at which the shareholders voted as follows:
Proposal	For All	Withhold All	Exceptions	Totals
1. Election of Four (4) Directors To Serve Until The Next Annual Meeting Of Shareholders
Carlo R. Loi	26,822,998	2,235,574	0	29,058,572
James W. Power	26,643,211	2,415,361	0	29,058,572
Peter B. Knepper	26,855,527	2,203,045	0	29,058,572
J. Collier Sparks	26,087,296	2,971,276	0	29,058,572

	For	Against	Abstain	Total
2. To ratify the appointment of Padgett, Stratemann & Co., L.L.P. as the independent auditors of the Company for the fiscal year ending December 31, 2008	27,997,950	497,212	563,410	29,058,572
	For	Against	Abstain	Total
3. To approve an amendment to our Amended and Restated 2002 Incentive Plan to increase the number of shares of common stock authorized for issuance under the Plan by 5,000,000 shares and to effect certain other minor amendments as described in this Proxy Statement.	4,150,021	13,241,598	269,125	17,660,744
	For	Against	Abstain	Total
4. To authorize the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock by a ratio of between 1-for-2 and 1-for-10, inclusive, without further approval or authorization of the Company’s stockholders	23,483,163	5,492,269	83,140	29,058,572

PART II
(Dollars in Thousands, except per Share Data)

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Nasdaq Capital Market Listing

On November 7, 2007, the Company received notice from the Nasdaq Stock Market that the closing bid price for its common stock had fallen and remained below $1.00 for 30 consecutive business days and was out of compliance with Nasdaq’s $1.00 minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(4). In accordance with Marketplace Rule 4310 (c)(8)(D), the Company then had until May 8, 2008, to regain compliance by having the bid price of its common stock close at $1.00 per share or more for at least 10 consecutive business days. Because the Company met the criteria for initial listing other than the minimum bid price requirement, it was given 180 additional days after May 8, 2008, to meet all requirements. However, before the additional period expired, Nasdaq suspended enforcement of the minimum bid price requirement because of turmoil in the market place. Nasdaq subsequently extended the suspension. However, on February 19, 2009 the Company notified Nasdaq that it was voluntarily delisting its common shares from the Nasdaq in order to reduce costs and to provide greater flexibility to the Company to deploy its resources to its core business operations.  Effective March 12, 2009, the Company ceased its listing with Nasdaq and was quoted on the Pink Sheets under the symbol MDII.pk.

During 2008 and until March 12, 2009, the effective date of the delisting from Nasdaq, our Common Stock was traded on the NASDAQ Stock Market listed under the symbol “MDII.” The following table sets forth, for the fiscal quarters indicated, the range of the high and low sales prices of our Common Stock as reported by the NASDAQ Stock Market.

Fiscal Year ended December 31, 2008 :	High	Low

Quarter ended December 31, 2008	$0.41	$0.12
Quarter ended September 30, 2008	0.72	0.30
Quarter ended June 30, 2008	0.68	0.40
Quarter ended March 31, 2008	0.69	0.31

Fiscal Year ended December 31, 2007 :	High	Low

Quarter ended December 31, 2007	$0.99	$0.50
Quarter ended September 30, 2007	0.72	0.55
Quarter ended June 30, 2007	1.34	0.96
Quarter ended March 31, 2007	1.61	0.36

Stockholders

As of March 12, 2009, we had approximately 1,200 record holders of our common stock, as reflected on the books of our transfer agent. A significant number of shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Dividends

We have not paid cash dividends on our common stock during the past two years and do not expect to pay any dividends in the foreseeable future. We intend to retain future earnings for use in the business.

Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,866,123	$0.76	2,418,222
Equity compensation plans not approved by security holders	4,552,268	$0.42	-0-
Total	11,418,391	$0.62	2,418,222

Recent Sales of Unregistered Securities

           None.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our results of operations and financial condition for the years ended December 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

The Company historically has been engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. During 2007, the Company began its Learn Safe Initiative in order to provide a complete safety and security program for public and private school systems. In October 2007, the Company purchased FAS which provides initial project review, pay application reviews and funds disbursal services for construction lenders. Also, FAS provides construction management advisory services for property developers, REIT’s and other investors throughout North and South America.  In select circumstances, FAS is now engaging in construction management at-risk, directly contracting for construction services and taking sole responsibility for the client’s building project.

Results from Continuing Operations - Year ended December 31, 2008 compared to year ended December 31, 2007

The following table contains information regarding the percentage of net sales of certain income and expense items for the year ended December 31, 2008 and 2007 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

	Year ended December 31
	2008		2007		Change
	Dollars	%	Dollars	%	$	%

Net Sales	$17,190	100%	$9,196	100%	7,994	87%
Gross profit	6,850	40%	4,547	49%	2,303	51%
Selling, general and administrative	8,853	52%	9,794	107%	(941)	(10)%
Asset and goodwill impairment	2,374	14%	-	0%	2,374	0%
Operating loss	(5,250)	(31)%	(5,535)	(60)%	285	(5)%
Net loss	(5,233)	(30)%	(5,100)	(55)%	(133)	3%

The $7,994 thousand increase in net sales and $2,303 thousand increase in gross profit for the year ended December 31, 2008 as compared to the year ended December 31, 2007, was largely attributable to net sales generated from our construction management and contractor services due to the acquisition of FAS.

The $941 thousand decrease in selling, general and administrative expenses for the year ended December 31, 2008, as compared to the year ended December 31, 2007, was a result of the elimination and reduction of various operating and administrative expenses.

For the year ended December 31, 2008, we incurred charges in the amount of $2,374 thousand for asset and goodwill impairment. Of these charges, $2,276 thousand were attributable to the FAS operating segment. Without these charges, the consolidated operating loss for the Company would have been $2,876 thousand, an improvement of $2,659 thousand compared to the year ended December 31, 2007.  Without goodwill and asset impairments, the FAS operating segment would have had an operating loss of $756 thousand, net of corporate allocations.

Our backlog at December 31, 2008, was $12.0 million, a 71% increase as compared to backlog at December 31, 2007, which totaled $7.0 million.

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

Revenue Recognition

We derive revenue from sales of products and services.  The following summarizes the major terms of the contractual relationships with customers and the manner in which we account for sales transactions.  Revenue is recognized on product sales when goods are shipped to the customer.  Revenue from the sale of contract software maintenance service is recognized over the one-year term of the agreement.  Revenue related to multiple element arrangements is separated in accordance with Emerging Issues Task Force Issue (“EITF”) 00-21 and American Institute of Certified Public Accountants, Statement of Position (“SOP 97-2).

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

We also provide construction management advisory services and construction risk management services (“CRM”) on a fixed-price or time-and-materials basis. We recognize revenue once all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the buyer is fixed or determinable; and collectability is reasonably assured. Revenue with respect to fixed-price contracts is recognized and billed upon the achievement of specified milestones identified in the related contracts. Revenue with respect to time-and-material contracts is recognized and billed when the service is complete.

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

Stock-Based Compensation

We follow the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, and cash and cash equivalents to meet its short-term working capital requirements. The Company had $2.2 million in unrestricted cash and accounts receivables as of December 31, 2008, compared to $3.3 million as of December 31, 2007.  During fiscal 2008 and 2007, we incurred losses of $5.2 million and $5.1 million, respectively.  We are implementing steps to consolidate our operations, we are tightening our credit policies and accelerating collection of receivables, and seeking other opportunities to expand our business strategy, with the goal of achieving profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, including supplementary data and the accompanying report of independent registered public accounting firm filed as part of this Annual Report on Form 10-K, are listed in the Index to Consolidated Financial Statements and Financial Statement Schedules on page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective November 14, 2008, the client-auditor relationship between MDI, Inc. (the “Company”) and Padgett, Stratemann & Co. L.L.P. (“Padgett”) ceased as a result of the resignation of Padgett.

On November 17, 2008, our audit committee of our board of directors approved the engagement of Weaver and Tidwell, L.L.P., Certified Public Accountants (“Weaver”) as our independent registered public accounting firm. During our two most recent fiscal years and any subsequent interim period prior to the engagement of Weaver, neither we nor anyone on our behalf consulted with Weaver, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

Padgett was retained on February 8, 2008 to perform an audit of the Company’s consolidated financial statements as of and for the year ending December 31, 2007 and to perform reviews of the Company’s unaudited quarterly financial information for each of the first three quarters in the year ending December 31, 2008. The report of Padgett on our financial statements for the fiscal year ended December 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the period from Padgett’s initial engagement, and through the date of their letter attached hereto, there were no disagreements with Padgett on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Padgett, would have caused it to make reference to the subject matter of the disagreements in connection with its report, nor were there any "reportable events" as such term as described in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

We requested Padgett to review the disclosures contained in this report and asked Padgett to furnish us with a letter addressed to the SEC stating whether it agrees with those statements contained herein. A copy of Padgett’s letter is filed hereto as Exhibit 16.1 to this report.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the year. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. During the fourth quarter of 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of internal controls over financial reporting as of December 31, 2008, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on such assessment, we believe that as of December 31, 2008, the Company’s internal control over financial reporting is effective.  This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on this Annual Report.

ITEM 9B.                      OTHER INFORMATION

None.
PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of all directors and executive officers of the Company as of December 31, 2008, indicating all positions and offices with the Company held by each such person:

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Title
Directors
James W. Power	79	Chairman of the Board and Director
Carlo R. Loi	70	Vice Chairman and Director
James Collier Sparks	51	President, CEO and Director
Peter B. Knepper	60	Director

Executive Officers
Michael R. Sweet	53	Senior Vice President, Chief Financial Officer & Chief Operating Officer
Richard A. Larsen	60	Senior Vice President, General Counsel & Secretary

Profiles

Carlo R. Loi, age 70, has served as a director of the Company since January 2003. Mr. Loi, a resident of Milan, Italy, brings more than 30 years of security industry experience to the Company and has served as an executive with a number of multinational companies, including Hewlett Packard and General Electric. Mr. Loi has a Master's degree in Electrical Engineering from the University of Padua and a Master of Business Administration degree from New York University. He has served as chairman of several corporate boards in Europe.

James Collier Sparks, age 51, has served as a director of the Company since May 12, 2005. He has served as President and Chief Executive Officer of the Company since July 30, 2004. From January 1, 2004 to July 30, 2004, he served as the Senior Vice President of the Company and as President of the Company’s MDI business unit. Mr. Sparks has been in the security industry for over 24 years, with expertise in system integration, manufacturing and marketing. Mr. Sparks was formerly Vice President of Electronics at Southern Steel and was President of Oron, Incorporated.

James W. Power, age 79, has served as a director of the Company since June 2004 and Chairman of the Board of the Company since August 2005. Mr. Power brings more than 30 years of security industry experience to the Company. He is the director of Henry Bros. Electronics, Inc., an NASDAQ listed security systems sales and integration company; a director of RAE Systems, a AMEX listed company that provides deployable nuclear and toxic gas sensors systems and mine safety equipment; and the principal partner in J.W. Power & Associates. Mr. Power previously served as Chairman of the Board of InfoGraphic Systems Corp.; president and CEO of Martec\SAIC; President and CEO of Pinkerton Control Systems and has held senior executive positions with Cardkey Systems, Inc., Nitrol Corporation and TRW Data Systems. Previously, he has served as a director of National Semiconductor, ICS Corporation, and Citicorp Custom Credit and Citicorp Credit Services.

Peter B. Knepper, age 60, has served as a director of the Company since May 12, 2005. From January 21, 2008 through December 31, 2008, Mr. Knepper was employed by International Rectifier Corporation as part of its finance department.  Mr. Knepper served as the Acting Chief Financial Officer of International Rectifier Corporation from April 16, 2008 through October 5, 2008.  From February 1, 2007, Mr. Knepper was associated with Tatum LLC. From January to May 2006, Mr. Knepper served as Interim Chief Financial Officer of the Company. He has held senior management positions with several major corporations and has an extensive background in mergers and acquisitions; raising capital in public and private transactions and in public accounting. He has served as the Executive Vice President and Chief Financial Officer for Key3Media Group Inc later known as MediaLive International. Prior to Key3Media, Mr. Knepper served for ten years as Senior Vice President and Chief Financial Officer of Ticketmaster Group, Inc. A Certified Public Accountant, Mr. Knepper began his career with Price Waterhouse & Co. He is a graduate of the University of Southern California.

Michael Sweet, age 53, has served as the Senior Vice President, Chief Operating Officer and has had responsibility over the financial affairs of the Company since June 22, 2006. In January 2007, he replaced Jim Kitchens as Chief Financial Officer.  Mr. Sweet has over twenty-five years of senior management and executive experience, primarily in the physical security and electronic control systems industries. He has held key management positions as Vice President of Q.Pro, Inc., Vice President of Phelps Tointon, Inc., and President of Metroplex Control Systems.

Richard A. Larsen, age 60, was retained by the Company in October 2002 as a consultant. He has served as Senior Vice President, General Counsel and Secretary since June 2004 and as Vice President and General Counsel since 2003. He has served as General Counsel for several public and private companies including: VirtuaLink Corporation (1999-2002), Nu-kote Holdings, Inc. (1995-1999) and Harris-Adacom Corporation (1990-1995). He holds a law degree from Case Western Reserve University in Cleveland, Ohio and an undergraduate degree from Earlham College in Richmond, Indiana.

Board of Directors

The Company By-laws provide that the number of directors shall be not less than two, with the exact number determined from time to time by the Board of Directors. The Board has set the number of directors at four. Any director who fills a position created by the Board of Directors serves until the next annual meeting of the shareholders. Our officers are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders, and hold office until their death, resignation or removal from office.

There are no family relationships among our executive officers or directors. No arrangement or understanding exists between any director or executive officer and any other person pursuant to which any director was selected as a director or executive officer.  Mr. James W. Power is a director of Henry Bros. Electronics, Inc., an NASDAQ listed security systems sales and integration company and he is a director of RAE Systems, a AMEX listed company that provides deployable nuclear and toxic gas sensors systems and mine safety equipment.

Except as indicated below, to the knowledge of management, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company: (1) was a general partner or executive officer of any business entity that filed any bankruptcy petition, either at the time of the bankruptcy or two years prior to that time; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; (4) was found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Board Meetings

The board of directors held six meetings during fiscal 2008. Each director attended at least seventy-five percent of the aggregate number of meetings of the board of directors and meetings held by all committees of the board on which such director served. Our independent directors hold executive sessions without management present at their discretion. We expect each of our directors to attend the annual meeting every year, unless extenuating circumstances prevent their attendance. All of our then-current directors attended last year’s annual meeting.

Director Independence

The Board has determined that, with the exception of J. Collier Sparks, each of the directors standing for election has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is independent within the meaning of the Company's director independence standards, which are the same as the NASDAQ Stock Market, Inc. (“NASDAQ”) director independence standards, as currently in effect. The Board has determined that each member of the Audit, the Compensation, and the Nominating committee has no material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company) and is “independent” within the meaning of Rule 4200(a)(14) of the National Association of Securities Dealers' Marketplace Rules.

Committee Membership

During fiscal 2008, the Board maintained the following committees: (i) an Audit Committee (the “Audit Committee”), (ii) a Nominating Committee (the “Nominating Committee”), and (iii) a Compensation Committee (the “Compensation Committee”).

The following table summarizes current Committee membership as indicated with an “x” and the chairman of each Committee as denoted by a “c”.

	Audit Committee	Nominating Committee	Compensation Committee

James Power	x	c	x
Carlo Loi	x	x	c
Peter Knepper	c	x	x

Audit Committee and Financial Expert

During 2008, the following non-employee directors, James Power,  Carlo Loi and Peter Knepper, were on the Audit Committee. At all times during 2008, the Audit Committee was constituted with only “independent” directors. Each member of the Audit Committee is deemed by the Board as (1) “independent” as that term is defined in Section 10A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”); (2) “independent” as defined by current NASDAQ listing requirements; and (3) financially literate and has the requisite financial sophistication as required by NASDAQ rules applicable to issuers listed on NASDAQ. In addition, the board of directors has determined that Peter Knepper and James Power meet the criteria of an “audit committee financial expert” within the meaning of the Securities and Exchange Commission’s (“SEC”) regulations. The audit committee held four meetings during fiscal 2008.

The Audit Committee operates under a written charter adopted by the Audit Committee and the Board of Directors. A copy of the charter of the Audit Committee, which specifies the other responsibilities and powers of the Audit Committee, may be found at the Company’s web site at www.mdiincorporated.com under the Investor Relations heading.  The Audit Committee reviews the scope and results of the annual audits, receives reports from our independent public accountants, and reports the committee’s findings to the Board of Directors. As more fully described in the Audit Committee Charter, the Audit Committee is responsible for assisting the Board of Directors with oversight of (1) the integrity of the Company’s financial statements, (2) the Company’s compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence and (4) the performance of the Company’s internal accounting function and independent registered auditors. The Audit Committee has the direct authority and responsibility to select, evaluate and, where appropriate, replace the independent auditors.

Compensation Committee

During 2008, the following non-employee directors, Carlo Loi, James Power and Peter Knepper were members of the Compensation Committee. At all times during 2008, the Compensation Committee was constituted with only “independent” directors as defined by current NASDAQ listing requirements.

The purpose of the Compensation Committee is to (1) evaluate and establish the compensation of the CEO in consultation with the independent members of the board of directors, (2) evaluate and establish the compensation of other executive officers, and (3) annually lead the board of directors in a discussion of the performance of the CEO, and (4) evaluate and make recommendations to the board of directors regarding the compensation of directors. The Compensation Committees did not meet during fiscal 2008 as any compensation matters were handled by the independent members of the board of directors.

Nominating Committee

During 2008, the following non-employee directors, Carlo Loi, James Power and Peter Knepper were members of the Nominating Committee. At all times during 2008, the Nominating Committee was constituted with only “independent” directors as defined by current NASDAQ listing requirements.

The Nominating Committee is responsible for, among other things, identifying, recruiting and recommending to the Board of Directors, individuals for nomination for election to the Board at the annual meeting of Stockholders. The Nominating Committees did not meet during 2008 as any nominating committee matters were handled by the independent members of the board of directors. A copy of the Nominating Committee’s Charter is posted on the Company’s website at www.mdiincorporated.com under the heading Investor Relations.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officers and certain of the Company's senior financial officers, including the Company's Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, controller, principal accounting officer, and persons performing similar functions.  The Code of Ethics is posted on the Company's Internet site as Corporate Policy N-2 of the Company's Code of Business Conduct at www.mdiincorporated.com under Investor Relations, Corporate Governance, Code of Conduct.  The Company intends to satisfy the disclosure requirements regarding any amendment to or waiver of the Code with respect to the Company's Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, and persons performing similar functions, by posting such information on its Internet site.

Policy on Board Members’ Attendance at Annual Meetings

We believe that the annual meeting of stockholders is a good opportunity for the stockholders to meet and, if appropriate, ask questions of the Board of Directors. It is also a good opportunity for the members of the Board of Directors to hear any feedback the stockholders may share with the Company at the meeting. It is our policy that our directors are invited and strongly encouraged to attend the Company’s annual meeting of stockholders. We will reimburse all reasonable out of pocket traveling expenses incurred by the directors in attending the annual meeting. Last year all members of our Board of Directors attended the annual meeting of shareholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based upon (i) the copies of Section 16(a) reports which we have received from such persons for their 2008 transactions in the Common Stock and their Common Stock holdings and (ii) the representations received from one or more of such persons that no Section 16(a)  reports were required to be filed by them for 2008, the Company believes that all reporting requirements under Section 16(a) for such year were met in a timely manner by its directors and executive officers and each holder of more than 10% of the outstanding Common Stock.

ITEM 11.                      EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The non-employee directors of the Company are compensated by the Company as follows: (i) an annual retainer of $25,000 per year, (ii) an additional annual retainer of $10,000 to the Chairman of the Board, (iii) an additional annual retainer of $7,000 to the Vice Chairman of the Board, (iv) an additional annual retainer of $6,000 to the chairman of each committee, (v) $1,500 for each Board meeting attended, including telephonic meetings, (vi) $1,000 for each committee meeting attended, including telephonic meetings, (vii) stock options covering shares of Common Stock per year with vested options on 10,000 of such 40,000 shares to be granted on the first day of each calendar quarter, (viii) a one-time grant of stock options covering 100,000 shares of Common Stock, with 12,500 of such 100,000 shares to vest on the first day of each calendar quarter during a two year period after the date of grant, (ix) 5,000 additional vested options to be granted on the first day of each quarter to the chairman of each Board committee, (x) 6,000 additional vested options to be granted on the first day of each quarter to the Vice Chairman of the Board, and (xi) 7,500 additional vested options to be granted on the first day of each quarter to the Chairman of the Board.

Director Compensation Table

Name	Fees Earned or Paid In cash	Stock Awards ($)	Option Awards (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
James Power	$52,500	-0-	$23,541	N/A	N/A	-0-	$76,041
Carlo Loi	$49,500	-0-	$21,972	N/A	N/A	-0-	$71,472
Peter Knepper	$41,500	-0-	$14,133	N/A	N/A	-0-	$55,633
Robert McCann III (2)	$6,667	-0-	$4,684	N/A	N/A	-0-	$11,351

(1)
The amounts in this column reflect the dollar amount of option awards recognized for financial reporting purposes for the fiscal year ended December 31, 2008 in accordance with FAS 123 (R) and thus includes awards granted prior to 2008. Aggregate options outstanding for each director as of December 31, 2008 were 447,500 for Mr. Power; 575,500 for Mr. Loi; 270,000 for Mr. Knepper.

(2)	Mr. McCann resigned as a Director on April 4, 2008. All options were forfeited.

EXECUTIVE COMPENSATION

The Company’s business is competitive and the Compensation Committee believes that it is extremely desirable for the Company to maintain employment contracts with its senior executives.

The Compensation Committee of our Board of Directors reviews and approves our compensation goals and objectives for our Named Executive Officers. The Committee evaluates the performance of our Named Executive Officers in light of those goals and objectives, and determines and approves the appropriate level and structure of the Named Executive Officers’ compensation based on this evaluation. The Committee also makes recommendations to the full Board of Directors regarding compensation of our directors, and recommends and directs the implementation and administration of our incentive and equity-based compensation plans.

Our Chief Executive Officer and President, evaluates the performance of each of the other Named Executive Officers annually. He confers with the Compensation Committee and makes compensation recommendations for each Named Executive Officer’s total compensation. The Committee can adopt or amend the recommendations of the Chief Executive Officer.

The Compensation Committee has structured our executive compensation packages to include base salary, discretionary cash bonuses, and stock option awards under the 2002 Stock Incentive Plan. The Committee grants stock option awards on a discretionary rather than formula basis. For the last two years, substantially all compensation to the Named Executives Officers was in the form of base salary and stock option awards.

Base Salary.  The base salary of each of our Named Executive Officers for the last two years is included in the Summary Compensation Table under “Summary Compensation” below.

Cash Bonuses. There were no cash bonuses paid in 2008 or 2007 or that are to be paid based on 2008 or 2007.

Stock Option Plan. Our 2002 Stock Incentive Plan provides long-term incentive bonuses to directors, officers, key employees and consultants in the form of options to acquire our common stock. The plan is designed to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and enabling executives to acquire an ownership position in our common stock. Stock options are granted at the prevailing market price and become more valuable to the executives as the stock price increases. The Compensation Committee evaluates the Named Executive Officers on an annual basis and grants options on a discretionary basis in light of the officer’s level of responsibility and company and individual performance. In granting awards, the Committee considers the recommendations of our President and Chief Executive Officer as to officer performance and compensation, including extraordinary efforts and results. The Committee also considers legal, tax and accounting implications to the company when determining the timing and size of any stock option awards.

2002 Plan

The Company previously maintained the Ultrak, Inc. 1988 Non-Qualified Stock Option Plan (the “1998 Plan”) and the Ultrak, Inc. Incentive Stock Option Plan (the “1997 Plan”). Currently, the Company maintains the 2002 Plan, which was approved by the Stockholders at the 2002 Annual Meeting of Stockholders. The 2002 Plan amended and replaced the 1988 Plan. The 2002 Plan covers 10,000,000 shares of Common Stock. As of March 12, 2009, options to purchase 7,640,278 shares of Common Stock were outstanding under the 2002 Plan and the 1997 Plan at exercise prices ranging from $0.18 per share to $9.25 per share. As of March 12, 2009, there were 2,359,722 shares remaining available for grant under the 2002 Plan.

Description of Awards under the 2002 Plan

The 2002 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, non-qualified stock options and restricted stock awards (collectively, “Awards”).

Incentive Stock Options and Non-Qualified Stock Options. Optionees receive the right to purchase a specified number of shares of common stock at a specified option price and subject to such other terms and conditions as are specified in connection with the option grant. It is the intent of the Compensation Committee to continue under the 2002 Plan the Company’s practice of granting options at fair market value. Amendment No. One to the Plan will clarify that options granted under the 2002 Plan will be granted at an exercise price not less than the fair market value of the Common Stock on the date of grant. The 2002 Plan permits the Compensation Committee to determine the manner of payment of the exercise price of options, including through payment by cash, check or in connection with a “cashless exercise” through a broker, by surrender to the Company of shares “qualifying” of common stock, or by delivery to the Company of a promissory note.

Restricted Stock Awards. Restricted stock awards entitle recipients to acquire shares of common stock, subject to forfeiture restrictions and are forfeited in the event that the conditions specified in the applicable Award are not satisfied prior to the end of the applicable restriction period established for such Award.

Eligibility to Receive Awards under the 2002 Plan

Officers, directors, employees and consultants of the Company and the Company’s affiliated entities are eligible to be granted Awards under the 2002 Plan. The maximum number of shares with respect to which Awards may be granted to any participant under the 2002 Plan during any calendar year may not exceed 1,000,000, subject to approval and proportionate adjustments in the event of a stock dividend, stock split, reverse stock split, share combination, reclassification or similar transaction.

The number of individuals receiving Awards will vary from year to year depending on various factors, such as the Company’s hiring needs during the year, and thus the Company cannot now determine Award recipients.

Administration of the 2002 Plan

The Compensation Committee administers the 2002 Plan. The interpretation by the Compensation Committee of any of the provisions of the 2002 Plan or any Award granted under the 2002 Plan shall be final and binding upon the Company and all persons having an interest in any option or any shares of common stock acquired pursuant to an Award. Subject to any applicable limitations contained in the 2002 Plan, the Compensation Committee selects the recipients of Awards and determines (i) the number of shares of common stock covered by options and the dates upon which such options become exercisable, (ii) the exercise price of options, (iii) the duration of options and (iv) the number of shares of common stock subject to any restricted stock awards and the terms and conditions of such awards, including conditions for repurchase, issue price and repurchase price. If the Company undertakes any stock dividend, stock split, reverse stock split, combination, reclassification or similar change in the capital structure of the Company, appropriate and proportionate adjustments shall be made to (i) the number and class of securities reserved for issuance under the 2002 Plan, (ii) the number, kind and exercise price of the securities underlying options outstanding at the time of such occurrence and (iii) the repurchase price of each outstanding restricted stock award.

Except as otherwise provided in the applicable option agreement, all options granted under the 2002 Plan are not transferable other than by will or the laws of descent and distribution.

If any Award expires or is terminated, surrendered, canceled or forfeited, the unused shares of Common Stock covered by such Award will again be available for grant under the 2002 Plan subject, however, in the case of incentive stock options to any limitations under the Code.

Description of the 1997 Plan

Options may be granted under the 1997 Plan for a maximum of 400,000 shares of Common Stock to non-employee directors, executive officers and such other management employees as determined by the Compensation Committee. To be eligible for an option grant under the 1997 Plan for a fiscal year, an otherwise eligible employee or director must be employed by the Company or serve as a director as of January 1 of that year. The 1997 Plan is formula-based and administered by the Compensation Committee. Under the 1997 Plan, the Compensation Committee may grant either non-qualified stock options or incentive stock options. No options have been granted under the 1997 Plan since 2002 and none of the executive officers has an outstanding option grant under the 1997 Plan.

Perquisites

The Company does not provide significant perquisites or personal benefits to executive officers.

Other Employee Benefit Plans

During the last two years, the Company provided a medical insurance program for its full-time employees.  The Company does not have any defined benefit retirement or non-contributory pension plans for its employees, officers or directors.

Employment and Severance Arrangements

Effective October 1, 2007, the Company entered into new employment agreements (“Employment Agreements”) with Messrs Sparks, Larsen and Sweet to continue their employment with the Company as President and Chief Executive Officer (Mr. Sparks); Senior Vice President - Chief Operating Officer (Mr. Sweet) and Senior Vice President, General Counsel and Secretary (Mr. Larsen). The Employment Agreements replaced all prior employment contracts with the Executive Officers. The material terms and conditions of each of the Employment Agreements is set forth hereafter:

Initial term of 36 months (“Initial Term”) from October 1, 2007, to be renewed automatically for successive periods of twelve (12) month’s each (“Renewal Term”) unless written notice to the contrary is given at least sixty (60) days prior to the end of the Initial Term or any Renewal Term. The Employment Agreement is to terminate and replace all other employment agreements between the Executive and the Company. Base salary during the first year of the Initial Term will be as follows, subject to yearly increases thereafter as determined by the Board: $350,000 - Collier Sparks; $250,000 - Mike Sweet; $250,000 - Richard Larsen. Annual cash bonus opportunity of 50-200% of Base Salary based on Board approved targets. The following benefits are to be paid/provided if, during the term of the Executive’s employment he is terminated/terminates for one (or more) of three reasons: (i) by the Company without Cause; (ii) by the Executive for “Constructive Termination”; or (iii) in the event of a Change in Control. Benefits are: (i) all accrued pay, bonus, vacation, expenses payable to the end of the Term; (ii) two times Base Salary; (iii) two times minimum Target Bonus; (iii) benefit continuation for two years (or cash in lieu thereof); (iv) all unvested options/restricted stock grants vest; (v) excess parachute payment excise tax is covered by the Company; (vi) executive's legal fees are paid by the Company should he need to enforce rights against the Company; and (vii) any successor entity must specifically assume the obligations of the Company to the Executive and agree to perform them. "Cause" shall mean (i) the Executive is convicted of a felony involving moral turpitude or any other felony (other than motor vehicle related) and, in the case of such other felony, the Executive is unable to show that he (A) acted in good faith and in a manner he reasonably believed to be in the best interests of the Company and its affiliates and (B) had no reasonable cause to believe his conduct was unlawful; or (ii) the Executive engages in conduct that constitutes willful gross neglect or willful misconduct in carrying out his duties under this Agreement, resulting, in either case, in material harm to the Company or its affiliates, unless the Executive believed in good faith that such act or non-act was in, or was not opposed to, the best interests of the Company and its affiliates. "Change in Control" shall be deemed to have occurred if: (i) any person/individual or entity, in one or more transactions or series of transactions, directly or indirectly, acquires 25% or more of the record and beneficial ownership in the voting stock of the Company; or (ii) individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, or (iii) the approval by the shareholders of the Company of any reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company, or (iv) approval by the shareholders of the Company of any plan or proposal  for the liquidation or dissolution of the Company. "Constructive Termination" by the Executive shall mean termination following the initial existence of one or more of the following conditions arising without the consent of the Executive: (i) a material diminution in the Base Salary, (ii) a material diminution in the Executive’s authority, duties, or responsibilities; (iii) a material diminution in the authority, duties, or responsibilities of the supervisor to whom the Executive is required to report, including a requirement that the Executive report to the corporate officer or employee instead of reporting directly to the Board of Directors of the Company; (iv) a material diminution in the budget over which the Executive retains authority; (v) a material change in the geographic location at which the Executive must perform the services; or (vi) any other action or inaction that constitutes a material breach by the Company of this Agreement. In the event that it shall be determined that any payment or benefit to a Executive (a "Payment"), would constitute an "excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code (the “Code”), the Executive shall be paid an additional amount (a "Gross-Up Payment") such that the net amount retained by the Executive after deduction of any excise tax imposed under Section 4999 of the Code, and any federal, state and local income and employment taxes and excise tax, including any interest and penalties with respect thereto, imposed upon the Gross-Up Payment shall be equal to the Payment.

Change in Control Under Option Plans

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

1997 Plan. No Named Executive Officer has an outstanding option under the 1997 Plan.

Summary Compensation Table

The following table provides compensation information concerning our Principle Executive Officer (PEO), the two most highly compensated executive officers other than the PEO. The compensation included in the following table includes compensation earned from, or paid by, MDI, Inc. during the periods covered.

Name and Principal position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	Non-equity Incentive Plan Compensation	All Other Compensation	Total
J. Collier Sparks President and Chief Executive Officer	2008 2007	$350,000 $271,154	-0-	-0-	$-0- $137,539	-0-	-0-	$350,000 $408,693
Michael Sweet Senior Vice President; Chief Operating Officer and Chief Financial Officer	2008 2007	$250,000 $210,577(2)	-0-	-0-	$-0- $88,418	-0-	-0-	$250,000 $298,995
Richard Larsen Senior Vice President, General Counsel & Secretary	2008 2007	$250,000 $190,865	-0-	-0-	$-0- $58,945	-0-	-0-	$250,000 $249,810

(1)
The amounts in this column reflect the dollar amount recognized for financial reporting purposes for the fiscal years ended December 31, 2007 and 2008 in accordance with FAS 123 (R) and thus may include awards granted in and prior to 2007 and 2008. A discussion of the assumptions used in calculating these values may be found in the Notes to our 2008 audited financial statements.

(2)
Effective as of February 11, 2008, Lori Jones was hired as Senior Vice President – Finance and Chief Financial Officer at an annual salary of $200,000. Ms. Jones resigned effective March 31, 2008. She received $27,692 in compensation. No severance was paid or is owed as a result of her resignation.

Outstanding Equity Awards at Year End 2008

The table below sets forth information concerning the outstanding equity awards granted to the named executive officers at December 31, 2008.

Name and Principal position	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date
J. Collier Sparks	100,000	-0-	$1.31	1/1/2014
President and Chief	185,000	-0-	$0.77	1/13/2015
Executive Officer	200,000	-0-	$0.91	1/1/2016
	700,000	-0-	$0.39	1/24/2012
Michael Sweet	200,000	-0-	$0.74	6/22/2016
Senior Vice President; Chief Operating Officer and Chief Financial Officer	300,000	-0-	$0.39	1/24/2012
Richard Larsen	8,000	-0-	$1.21	7/18/2013
Senior Vice President,	60,000	-0-	$1.31	1/1/2014
General Counsel &	15,000	-0-	$1.31	1/1/2014
Secretary	85,500	-0-	$0.77	1/13/2015
	100,000	-0-	$0.91	1/1/2016
	450,000	-0-	$0.39	1/24/2012

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth information concerning (1) each person the Company believes owns beneficially in excess of 5% of the Common Stock as of December 31, 2008, and (2) the shares of Common Stock beneficially owned as of March 12, 2009 by each director, the Principal Executive Officer and two other executive officers whose names appear in the “Summary Compensation Table,” and by all named executive officers and directors collectively.  Except as indicated, each individual has sole voting power and sole investment power over all shares listed opposite his name. As of March 12, 2009, the Company had 35,634,385 shares of Common Stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of March 12, 2009 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Common Stock		Preferred Stock
Name and Address of Beneficial Owner (1)	Shares	Percentage	Shares	Percentage
5% Shareholders:

Ridgemont Investment Group, LLC (2)	3,160,000	8.9
Victoria & Eagle Strategic Fund, Ltd. (3)	2,120,000	5.9	195,351	100%
Directors and Executive Officers: (4)
Collier Sparks	1,185,000	3.3	--	--
Richard Larsen	718,500	2.0	--	--
Michael Sweet	500,000	1.4	--	--
Carlo Loi	596,500	1.7	--	--
James Power	470,000	1.3	--	--
Peter Knepper	285,000	*	--	--
Executive Officers and directors as a group (6 persons)	3,755,000	10.5	--	--
____________
(*)	Less than 1 percent

(1)	Unless otherwise noted, all addresses are c/o MDI, Inc., 10226 San Pedro Avenue, Suite 100, San Antonio, Texas 78216.

(2)
Based on a Schedule 13G filed by Ridgemont Investment Group, LLC with the SEC dated August 14, 2008, Ridgemont Investment Group, LLC owns 2,335,000 shares of the Company’s common stock and its affiliates own 825,000.

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

(4)
The table includes shares of Common Stock that can be acquired through the exercise of options within 60 days of March 12, 2009 (May 12, 2009) as follows: Mr. Sparks — 1,185,000, Mr. Larsen — 718,500,  Mr. Sweet — 500,000, Mr. Loi — 596,500, Mr. Power — 470,000, Mr. Knepper — 285,000, and all named executive officers and directors as a group —3,755,000. The percent of the class owned by each person has been computed assuming the exercise of all options deemed to be beneficially owned by that person, and assuming that no options held by any other person have been exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR   INDEPENDENCE.

Not Applicable

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered the Company’s independent registered public accountants for the audit of the Company's annual financial statements for 2008 and 2007, and fees billed for other non-audit services.
	2008	2007
Audit fees(1)	$ 184,500	$ 201,226
Audit related fees(2)	$ 20,915	$ 18,480
Tax compliance fees(3)	$ 29,030	$ 25,540

 (1) Audit fees for 2008 and 2007 primarily related to the quarterly reviews and annual audit for the company and its subsidiaries.
 (2) Audit related fees for 2008 and 2007 include Form S-3 review and consents.
 (3) Tax compliance fees primarily consisted of domestic and international tax advisory and compliance services.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent registered public accounting firm. The Audit Committee has adopted a formal policy on auditor independence requiring the approval by the Audit Committee of all professional services rendered by the Company's independent registered public accounting firm prior to the commencement of the specified services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) 1. and 2. Consolidated Financial Statements and Schedules

The reports of our independent registered public accounting firm and consolidated financial statements listed in the Index to Consolidated Financial Statements herein are filed as part of this report.

3. Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, as amended to December 20, 2002 (filed as Exhibit 3.4 to the Company’s Form 10-K for the year ended December 31, 2002)

3.2	Amendment to Certificate of Incorporation of the Company dated September 22, 2004 (filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2005)

3.3	Amendment to Certificate of Incorporation of the Company dated June 22, 2006 (filed as Exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2006)

3.4	By-Laws of the Company, as amended to April 21, 2008 (*)

4.1	Form of certificate representing shares of the Common Stock (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-2, (Registration No. 333-02891)

14.1	Code of Ethics (filed as Exhibit 14.1 to the Company’s Form 10-K for the year ended December 31, 2003)

21.1	Subsidiaries of MDI, Inc. (*)

23.2	Consent of Padgett Stratemann & Co., L.L.P. (*)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). (*)

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act. (*)

32.1	Certification of Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

32.2	Certification of Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code. (*)

99.1	Audit Committee Charter revised by the Audit Committee as of April 9, 2005. (filed as Exhibit 99.1 to the Company’s Form 10-K for the year ended December 31, 2005)

99.2	Nominating Committee Charter adopted by the Board on March 8, 2004. (filed as Exhibit 99.2 to the Company’s Form 10-K for the year ended December 31, 2005)

99.3	Form of Executive Officer Employment Agreement. (filed as Exhibit 99.3 to the Company’s Form 10-KSB for the year ended December 31, 2007)

99.4	Summary of Executive Officer Employment Agreements. (filed as Exhibit 99.4 to the Company’s Form 10-KSB for the year ended December 31, 2007)

(*) Exhibits marked with an (*) are filed with this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MDI, INC.

Dated: March 25, 2009                                                                                   By:  /s/ J. Collier Sparks
J. Collier Sparks
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James Power	Chairman of the Board	Dated: March 25, 2009
James Power

/s/ J. Collier Sparks J. Collier Sparks	Chief Executive Officer (Principal Executive Officer)	Dated: March 25, 2009
/s/ Carlo Loi	Vice Chairman of the Board	Dated: March 25, 2009
Carlo Loi
/s/ Peter Knepper	Director	Dated: March 25, 2009
Peter B. Knepper

MDI, INC.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
MDI, Inc.

We have audited the accompanying consolidated balance sheet of MDI, Inc. (the Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MDI, Inc. at December 31, 2008, and the consolidated results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Weaver and Tidwell, L.L.P.

WEAVER AND TIDWELL, L.L.P.
Houston, Texas
March 25, 2009

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

/s/ Padgett, Stratemann and Co., L.L.P.

March 31, 2008
San Antonio, Texas

MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$ 180	$ 1,374
Certificate of deposit – restricted	2,000	-
Restricted cash	105	455
Trade accounts receivable, net	2,034	1,914
Inventories, net	278	318
Costs in excess of billings	902	25
Prepaid expenses and other current assets	624	222
Notes receivable – related party	400	986
Total current assets	6,523	5,294
Property and Equipment, net	8,621	8,382
Other Assets:
Goodwill	6,793	7,971
Other intangible assets, net	940	1,260
Other assets	1,098	608
Total assets	$ 23,975	$ 23,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$ 2,069	$ 355
Accounts payable	2,148	879
Accounts payable – contractors	4,430	1,472
Accrued expenses	742	736
Accrued compensation	287	564
Other current liabilities	120	472
Deferred revenue	238	408
Total current liabilities	10,034	4,886
Long-Term Liabilities
Note payable	5,500	5,500
Other long-term liabilities	148	224

Total Liabilities	15,682	10,610
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued; including unpaid dividends of $76 and $45 at December 31, 2008 and December 31, 2007, respectively	1,053	1,022
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,634,385 and 37,106,302 shares issued at December 31, 2008 and December 31, 2007, respectively	356	371
Additional paid-in-capital	146,693	148,657
Stock subscription receivable	-	(2,600)
Accumulated deficit	(139,809)	(134,545)
Total stockholders’ equity	8,293	12,905
Total liabilities and stockholders’ equity	$ 23,975	$ 23,515

 The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years ended December 31,
	2008	2007
Net sales	$ 17,190	$ 9,196
Cost of sales (exclusive of depreciation shown separately below)	10,340	4,649
Gross profit	6,850	4,547
Other operating costs:
Selling, general and administrative	8,853	9,794
Asset and goodwill impairment	2,374	-
Depreciation and amortization	873	288
	12,100	10,082
Operating loss	(5,250)	(5,535)
Other income (expense):
Interest income (expense), net	(415)	(17)
Gain on sale or disposal of assets	12	484
Other, net	437	(29)
	34	438
Loss before income taxes	(5,216)	(5,097)
Income taxes	(17)	(3)
Net loss	(5,233)	(5,100)
Dividend requirements on preferred stock	(31)	(45)
Net loss allocable to common stockholders	$ (5,264)	$ (5,145)
Basic and diluted loss per share from:
Basic and diluted loss per share	$ (0.14)	$ (0.16)

Basic and diluted weighted average shares outstanding:	36,655,571	31,370,518

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Additional		Stock
	Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
Balance, December 31, 2006	195,351	$ 977	22,657,610	$ 227	$ 132,957	$ (129,400)	$ -	$ 4,761
Net loss	-	-	-			(5,100)	-	(5,100)
Shares issued pursuant to business acquisition	-	-	8,306,122	83	7,044	-	-	7,127
Issuance of common stock	-	-	5,376,620	54	7,227	-	(2,600)	4,681
Non cash stock compensation	-	-	-	-	483	-	-	483
Issuance of warrants	-	-	-	-	180	-	-	180
Exercise of stock options and warrants	-	-	765,950	7	766	-	-	773
Preferred stock dividends	-	45	-		-	(45)	-	-
Balance, December 31, 2007	195,351	1,022	37,106,302	371	148,657	(134,545)	(2,600)	12,905
Net loss	-	-	-	-	-	(5,233)	-	(5,233)
Non cash stock compensation	-	-	-	-	413	-	-	413
Stock issued for services rendered	-	-	528,083	5	203	-	-	208
Stock cancellation	-	-	(2,000,000)	(20)	(2,580)	-	2,600	-
Preferred stock dividends	-	31	-	-	-	(31)	-	-
Balance, December 31, 2008	195,351	$ 1,053	35,634,385	$ 356	$ 146,693	$ (139,809)	$ -	$ 8,293

The accompanying notes are an integral part of these consolidated financial statements.
MDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years ended December 31,
	2008	2007
Operating Activities:
Net loss	$ (5,233)	$ (5,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale or disposal of assets	(12)	(484)
Amortization of deferred loan costs	58	14
Non-cash stock compensation	413	483
Services rendered for stock issued	208	-
Services rendered and rent forgiveness for warrants issued	-	180
Non-cash interest income on note receivable – related party	(77)	(18)
Depreciation and amortization	874	288
Provision for losses on accounts receivable	67	(185)
Asset and goodwill impairment	2,374	-
Loss on early collection of notes receivable	-	29
Changes in operating assets and liabilities, net of dispositions:
Trade accounts receivable	(187)	329
Inventories	40	402
Prepaid and other current assets	(2,479)	196
Trade accounts payable	1,269	(754)
Contractors payable	2,958	(125)
Accrued and other current liabilities	(865)	(60)
Net cash used in operating activities	(592)	(4,805)

Investing Activities:
Purchases of property and equipment	(718)	(160)
Changes in restricted cash	(1,650)	(20)
Proceeds from sale of business	-	100
Proceeds from sale of assets	55	-
Business acquisition, net of unrestricted cash acquired	-	667
Net cash provided by (used) in investing activities	(2,313)	587

Financing Activities:
Issuance of common stock	-	5,449
Issuance of common stock pursuant to exercise of stock options	-	5
Net payments on debt	(3)	(2)
Net borrowings on line of credit	1,714	-
Net proceeds from (repayment of) factoring payable	-	(312)
Net cash provided by financing activities	1,711	5,140
Net increase (decrease) in unrestricted cash and cash equivalents	(1,194)	922
Unrestricted cash and cash equivalents, beginning of period	1,374	452
Unrestricted cash and cash equivalents, end of period	$ 180	$ 1,374

Non cash Investing:
Acquisition of STC and FAS, allocated to goodwill and fair value	$ -	$ 7,127
of assets for 8,306,122 shares of common stock
Non cash Investing:
Note receivable issued pursuant to sale of business	$ -	$ 400
Subscription receivable for shares of common stock	$ -	$ 2,600
Stock acquisition costs for warrants issued	$ -	$ 78

Supplemental cash flow information:
Cash paid during the year for:
Interest	$ 481	$ 163
Income taxes	$ 35	$ -
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

The Company historically has been engaged in manufacturing and marketing enterprise-grade physical and electronic security technologies that include open architecture security command and control software, intelligent access control hardware and video surveillance management solutions. MDI products protect thousands of customers around the world, including many of the world’s most security-minded government agencies such as the Department of Homeland Security, major financial institutions, healthcare organizations, manufacturing companies, energy and power providers, gaming and entertainment establishments, educational institutions and Fortune ranked corporations.  In October 2007, the Company purchased FAS Construction Management, Inc. (“FAS”) and STC Holdings, Inc. (“STC”).  FAS provides initial project review, pay application reviews, and funds disbursal services for construction lenders and construction management advisor services. STC owns our headquarters building complex at 10226 San Pedro Avenue housing MDI, FAS and all subsidiaries.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of MDI and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the consolidated financial statements and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Long term labor and material revenues are accounted for under the percentage-of-completion method, whereby revenues are recognized as work on contract progresses based on the costs incurred to date as a percent of total estimated costs for the contract.  Costs to complete include, when appropriate, material, labor, subcontracting costs and other overhead costs.  In the event of a change in total estimated contract cost or profit, the cumulative effect of such change is recorded in the period that the change in estimate occurs.  The current asset caption, “Costs in excess of billings,” represents revenues recognized in excess of amounts billed.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company is potentially subject to credit risk with its cash equivalents.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The majority of the Company’s cash and cash equivalents are placed with one financial institution and have unlimited deposit insurance coverage through December 31, 2009, for non-interest bearing transaction accounts since this financial institution is participating in FDIC’s Temporary Liquidity Guarantee Program.

The Company has posted $2,000 thousand in a restricted cash certificate of deposit as of December 31, 2008.  Access to these funds is restricted by the terms of our lending agreement.  The restricted cash secures the Revolving Line of Credit Note.

The Company has posted $105 and $455 thousand in restricted cash with a financial institution as of December 31, 2008 and 2007, respectively.  Access to these funds is restricted by the terms of our lending agreement.  The restricted funds are available for payment for renovation of an unfinished portion of the building, as well as real estate taxes, insurance and new tenant improvements.

Trade Accounts Receivable

We estimate the collectibility of our trade accounts receivable.  In order to assess the collectibility of these receivables, we monitor the current creditworthiness of each customer and analyze the aging of related past due balances.  These evaluations may indicate a situation in which a certain customer cannot meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance requirements are based on current facts and are reevaluated and adjusted as additional information is received.  Trade accounts receivable are reserved when it is determined the receivable will not be collected.  Our accounts receivable allowance as of December 31, 2008 was $109 thousand, compared with $102 thousand as of December 31, 2007.

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

Our net inventory balance was $278 thousand as of December 31, 2008, compared to $318 thousand as of December 31, 2007. Our inventory allowance as of December 31, 2008 was $40 thousand, compared with $10 thousand as of December 31, 2007.

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

Impairment of Long-Lived Assets

Assets that are held and used are analyzed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the estimated undiscounted cash flow generated by those assets is less than the carrying amounts of such assets.  The amount of impairment is the excess of the carrying amount over the fair value of such assets.  Assets held for sale are carried at the lower of carrying amount or fair value less selling costs.  No impairment charges were recorded in 2008 or 2007.

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

Warranty Reserves

Reserves are provided for estimated warranty costs when revenue is recognized.  The costs of warranty obligations are estimated based on warranty policy or applicable contractual warranty, historical experience of known product failure rates and use of materials and service delivery charges incurred in correcting product failures.  Specific warranty accruals may be made if unforeseen technical problems arise.  If actual experience, relative to these factors, adversely differs from these estimates, additional warranty expense may be required.  Warranty reserves were $91 thousand and $84 thousand at December 31, 2008 and 2007, respectively and are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

We recognize advertising expenses as incurred.  Our advertising expense was $12 thousand and $15 thousand for 2008 and 2007, respectively.

Research and Development

We recognize research and development expenses as incurred.  Our research and development expense was $31 thousand and $93 thousand for 2008 and 2007, respectively.

Stock-Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the consolidated financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  We estimate the fair value of stock-based awards using the Black-Scholes option pricing model.  We recorded $413 thousand and $483 thousand of stock-based compensation expense for the years ended December 31, 2008 and 2007.  No future income tax benefit was recognized in the years ended December 31, 2008 or 2007.  At December 31, 2008, the unamortized value of employee stock options under SFAS No. 123R was approximately $112 thousand.  The unamortized portion will be expensed at the rate of $89 thousand and $23 thousand in the fiscal years ending December 31, 2009 and 2010, respectively.

Earnings (Loss) Per Share

We compute basic earnings (loss) per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of December 31, 2008 and 2007, there were 7,495,686 and 7,887,373 common stock options outstanding, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive. As of December 31, 2008 and 2007, there were 3,922,705 common stock purchase warrants outstanding that were not included In the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.  As of December 31, 2008 and 2007, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. These shares were excluded from the computation of diluted loss per share because the effect was anti-dilutive.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and expands the disclosures about fair value measurements.  SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements.  The definition focuses on the price that would be received to sell the asset or paid to transfer the liability at the measurement date (an exit price) and not the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity specific measurement and subsequently a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability.  SFAS No. 157 also clarifies that the market participant assumptions include assumptions about risk, and assumptions about the effect of a restriction on the sale or use of an asset.  SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This Statement did not have a material impact on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective as of the beginning of our fiscal year ended December 31, 2008.  This Statement did not have a material impact on our financial condition or results of operations.

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

On October 8, 2007, we issued 3,306,122 shares of our Common Stock to Ridgemont Investment Group LLC (“Ridgemont”) for all of the shares of STC.  STC is the owner of a two-story, 32,000 square foot building, which we occupy as our corporate offices, as well as another 18,000 square foot building (the “Property”).

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

Our results of operations in our report on Form 10-K include the operating results of STC and FAS from October 8, 2007 and October 19, 2007, respectively, through December 31, 2008.  The following unaudited pro forma financial information for the year ended December 31, 2007, presents our combined results of operations as if the acquisitions of FAS and STC had occurred at the beginning of 2007.  We believe the unaudited pro forma information is not necessarily indicative of what our consolidated results of operations actually would have been had the acquisitions been completed at the beginning of 2007.  In addition, the unaudited pro forma financial information does not attempt to project our future results of operations.

(unaudited)
Year Ended December 31,
2007
Net sales	$ 13,649
Operating loss	$ (5,241)
Net loss allocable to common stockholders	$ (5,262)
Income per share:
Basic	$ (0.15)
Diluted	$ (0.15)

The purchase price allocation was finalized in the third quarter of 2008 resulting in certain reclassifications of intangible assets.

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

Note 3: Notes Receivable – Related Party

On February 4, 2009, the Company received $400 thousand in partial payment of a $550 thousand Secured Note dated July 31, 2008 bearing interest at a rate of 7% per annum in favor of the Company. The Company has recorded a reserve for the remaining principal balance and the related accrued interest during 2008.

At the time that MDI purchased FAS, FAS was owed from a stockholder of the Company $986 thousand bearing interest at the rate of 7.75% per annum.  The Company has recorded a full reserve against this receivable and the related accrued interest during 2008.

Note 4: Construction Related Receivables and Construction Costs on Uncompleted Contracts

The Company currently has contract receivables on a contract in progress in the amount of $51 thousand and unbilled retainage of $84 thousand as of December 31, 2008.

2008

Costs incurred on uncompleted contracts	$2,559
Estimated earnings on uncompleted contracts	103

2,662

Less billings to date on uncompleted contracts	1,760

Costs and estimated earnings in excess of billings	902

Backlog related to the Company’s general contracting business, representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at December 31, 2008 is approximately $5.7 million.

Note 5: Debt

On June 16, 2008, the Company executed a Revolving Line of Credit Note (“Note”) with Jefferson Bank (“Lender”) pursuant to which Lender agreed to advance up to $2,000 thousand to the Company. The Note is secured by a pledge of a certificate of deposit in the amount of $2,000 thousand. Interest on the Note is adjustable based on the prime rate quoted in the Wall Street Journal (3.25% as of December 31, 2008). Interest only is payable on the 16th day of each month until June 16, 2009 when all unpaid principal and interest is payable. As of December 31, 2008, $2,000 thousand was outstanding on this Note.

In connection with its purchase of the Property described in Note 2 above, STC (“Borrower”) executed a Promissory Note (the “Note”), dated April 5, 2007 in the original principal amount of $5.5 million in favor of Capmark Finance, Inc., a California corporation (“Lender”) and a Loan Agreement, Deed of Trust and other associated documents (“Loan Documents”). The Loan Documents provide, among other things for: (i) a maturity date of April 9, 2010; (ii) payment monthly of interest only until the maturity date at LIBOR plus two percent (7.07% as of December 31, 2008); (iii) payment on the maturity date of all unpaid principal and interest; (iv)  the right to extend the maturity date of the Note for two additional 12-month terms on giving thirty-days’ notice and paying an extension fee of .25% of the outstanding principal for each extension requested. At the time of requesting the extension(s), Borrower must not be in default under the Loan Documents and must meet specific debt service coverage ratios, a minimum occupancy of 90%, and a loan to value ratio of 80%; (v) the right to prepay the Note in full, but not in part, on the giving of 30-days’ notice and paying prepayment and exit fees totaling $110 thousand, subject to Borrower not being in default under the Note. Except for specific guarantees given to the Lender by a former owner of Borrower, Lender is permitted to enforce the liability of Borrower to perform and observe the obligations contained in the Loan Documents only against the Property and other collateral given by Borrower as security for payment of the Note and not against Borrower or any of its principals, directors, officers or employees.

Pursuant to our acquisition of FAS, we assumed a revolving line of credit with an outstanding balance of $370 thousand.  The line of credit matured on March 14, 2008.  At December 31, 2008 and 2007, $69 and $355 thousand, respectively was outstanding on the line of credit (interest rate of 3.25% as of December 31, 2008) and FAS intends to make payments to retire the remaining balance.

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

Until the Primary Fund is liquidated and the Company receives $5,392 thousand, Jefferson Bank (“Lender”) has agreed to provide up to $4,396 thousand to the Company under an interest free revolving line of credit (“Line of Credit”). The Line of Credit is secured by the $5,172 thousand on deposit in the Primary Fund and had an initial maturity date of November 29, 2008. Lender has agreed to extend the maturity of the Line of Credit as needed. As of December 31, 2008, we have recorded a $155 thousand reserve against this fund balance.

Since September 16, 2008 the fund has distributed $4,251 thousand reducing the balance to $1,141 thousand and the Line of Credit to $930 thousand.  The Company has recorded $343 thousand of this balance in other current assets, $596 thousand in other assets (long-term) and the remainder, net of reserve, in cash.  As of December 31, 2008 we did not have any funds outstanding on the Line of Credit.  Subsequent to year end we received an additional $358 thousand reducing the Line of Credit to $640 thousand.

Note 7: Property and Equipment

The components of property and equipment are as follows (in thousands):

		December 31,
	Useful Lives	2008	2007
Land		$ 778	$ 778
Building	35 years	7,577	7,164
Building improvements	3-10 years	304	188
Machinery and equipment	3-7 years	963	854
Furniture and fixtures	3-7 years	276	239
Software	3-8 years	2,097	2,112
		11,995	11,335
Accumulated depreciation		(3,374)	(2,953)
		$ 8,621	$ 8,382

Depreciation expense totaled $436 thousand and $187 thousand for the years ended December 31, 2008 and 2007.

Note 8: Income Taxes

We recorded no provision for federal income taxes during the years ended December 31, 2008 and 2007.  The Company has recorded a provision for state income taxes due.  Losses before income taxes consisted of U.S. losses of $5.2 million and $5.1 million for the years ended December 31, 2008 and 2007, respectively.

Our effective income tax rate differed from the U.S. Federal statutory rate as follows:

	Year Ended December 31,
	2008	2007

U.S. Federal statutory rate	(34.0)%	(34.0)%
State tax effect	(3.0)	(3.0)
Other non-deductible expenses	7.2	0.9
Net change in valuation allowance	33.9	29.9
Other, net	(4.1)	6.2
	0.0%	0.0%

The components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Property and equipment	$ 276	$ 276
Inventories	22	7
Accounts receivable	110	87
Accrued expenses	189	334
Net operating loss carry forwards	29,878	27,932
Other, net	88	54
Gross deferred tax assets	$30,563	$28,690

Deferred tax liabilities:
Property and equipment	-	-
Goodwill amortization and impairment	(941)	(844)
Gross deferred tax liabilities	$ (941)	$ (844)

Valuation allowance	(29,622)	(27,846)
Net deferred tax asset	$ -	$ -

At December 31, 2008 and 2007, we had federal, state and foreign net operating loss carry forwards of approximately $87.9 million, $82.1 million, respectively.  Federal net operating loss carry forwards expire in 2021 to 2027.

We maintain a valuation allowance to adjust our total deferred tax assets to net realizable value in accordance with SFAS No. 109. Ultimate realization of the deferred tax asset is dependent upon, among other factors, our ability to generate sufficient taxable income within the carry forward periods (2009-2027) and is subject to change depending on tax laws in effect in years in which carry forwards are used.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. If a tax position is more likely than not to be sustained upon examination, then an enterprise would be required to recognize in its financial statements the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. At December 31, 2008 and 2007, the Company did not recognize a liability for uncertain tax positions.  We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

For interest and penalties related to income taxes we recognize interest in interest expense and penalties in income tax expense.  We file U.S. federal and U.S. state tax returns.  The federal tax years of 2001 to 2007 remain open to audit and in general the state years open to audit range from 2001 and 2007.

Note 9: Goodwill

A summary of the changes in goodwill is as follows (in thousands)

Total
Net carrying value at December 31, 2006	$ 4,612
Business acquisition (Note 2)	3,359
Net carrying value at December 31, 2007	$ 7,971
Business acquisition (Note 2)	(117)
Impairment loss	(1,061)
Net carrying value at December 31, 2008	$ 6,793

In connection with the Company’s annual impairment analysis as of December 31, 2008, the Company determined that an impairment charge was necessary for the FAS reporting unit.  The 2008 charge was $1,061 thousand.

As part of our impairment test as of December 31, 2007, we determined that there was no impairment to our recorded goodwill.

Note 10: Other Intangible Assets

Intangible assets consist of the following (in thousands):

	Weighted
	Average	Gross		Net
	Amortization	Carrying	Accumulated	Carrying
	(Years)	Value	Amortization	Value
		December 31, 2008
Intangible assets subject to amortization
Customer relationships	4.3	$ 1,015	$ (212)	$ 803
Patents and trademarks	17.1	98	(83)	15
Trade name	5.0	66	(16)	50
Backlog	1.9	369	(297)	72

Totals		$ 1,548	$ (608)	$ 940

		December 31, 2007
Intangible assets subject to amortization
Customer relationships	5.4	$ 1,267	$ (92)	$ 1,175
Patents and trademarks	17.1	98	(76)	22
Trade name	5.0	66	(3)	63

Totals		$ 1,431	$ (171)	$ 1,260
Amortization expense related to intangible assets was $437 thousand and $101 thousand for the years ended December 31, 2008 and 2007, respectively.  Customer relationships and backlog are amortized using an accelerated cash flow method and other intangibles are amortized using the straight line method.

The aggregate estimated future amortization expense for intangible assets as of December 31, 2008 is as follows (in thousands):

Years ending December 31,	Amortization Expense
2009	$ 298
2010	211
2011	155
2012	112
2013	73
Thereafter	91
Total	$ 940

Note 11: Operating Segments

Since our acquisition of FAS, the Company’s revenues are derived from three operating segments, physical security, which is our traditional security business, our general contracting and service business and FAS, the acquired construction risk management business.  Segment data includes revenue, operating income(loss), including allocated costs charged to each of the operating segments, asset and goodwill impairment, depreciation and amortization, equipment investment and project investment, which includes net accounts receivables.  We have presented segment data for the year ended December 31, 2007, which includes segment data from the date of our acquisition of FAS through December 31, 2007.

We have not allocated interest expense and other non-segment specific expenses to individual segments to determine our performance measure. Non-segment assets to reconcile to total assets consist of corporate assets including cash, restricted cash, prepaid expenses and the Property (in thousands).  The FAS operating segment includes $2,276 thousand related to asset and goodwill impairment charges.

	Physical Security	General Contracting and Related Services	FAS	Non-Segment	Total
2008
Operations
Revenues	$ 7,989	$ 2,715	$ 6,486	$ -	$ 17,190
Income (Loss) from operations	(2,224)	6	(3,032)	-	(5,250)
Asset and goodwill impairment	95	3	2,276	-	2,374
Depreciation and amortization	471	13	389	-	873
Interest expense, net	-	-	-	(415)	(415)
Other	-	-	-	432	432
Net loss	$ (2,224)	$ 6	$ (3,032)	$ 17	$ (5,233)

Assets
Segment assets	$ 1,892	$ 1,029	$ 2,962	$ -	$ 5,883
Goodwill	4,612	-	2,181	-	6,793
Non-segment assets				11,299	11,299
Consolidated assets					$ 23,975

	Physical Security	General Contracting and Related Services	FAS	Non-Segment	Total
2007
Operations
Revenues	$ 7,931	$ -	$ 1,265	$ -	$ 9,196
Loss from operations	(5,229)	-	(306)	-	(5,535)
Depreciation and amortization	106	-	182	-	288
Interest expense, net	-	-	-	(17)	(17)
Other	-	-	-	452	452
Net loss	(5,229)	-	(306)	435	$ (5,100)

Assets
Segment assets	$ 2,556	$ -	$ 4,081	$ -	$ 6,637
Goodwill	4,612	-	3,359	-	7,971
Non-segment assets				8,907	8,907
Consolidated assets					$ 23,515

Note 12: Stockholders’ Equity

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

Common Stock

On May 27, 2008, we issued 500,000 shares to a related party in payment for third party public relations consulting services.  The shares were valued based on the contractual price of the services.

On June 17, 2008, we issued 28,083 shares in payment for marketing and sales services as required by our contract for such services.  The shares were valued at the closing price as of June 17, 2008.

On January 31, 2007, we issued 5,306,122 shares of common stock priced at $0.49 per share.  Two million of these shares were not paid for and accordingly on August 14, 2008 we cancelled these shares and the related $2,600 thousand subscription receivable.  In lieu of receiving $0.49 per share for the remaining 3,306,122 shares, we received all of the shares of STC Holdings, Inc., the owner of the Property.

In March 2007, we issued 256,410 shares of common stock and received $196 thousand.  As part of the transaction we issued warrants totaling 128,206 shares exercisable at $0.86 and having a three year term.  In March 2007, we issued two warrants for the purchase of 247,293 shares of common stock exercisable at $0.90 and having a three year term.  These common stock purchase warrants were issued in lieu of $46 thousand in rent payments.

During April 2007, we sold 725,000 shares of our Common Stock for cash proceeds of $725 thousand.  We also received $765 thousand upon the exercise of a warrant to purchase 750,000 shares of our Common Stock at $1.02 per share.

On May 7, 2007, we issued 2,395,210 shares of our Common Stock and received $4.0 million.  As part of the transaction we issued warrants totaling 1,197,604 shares exercisable at $2.51 and having a five year term.

On April 25, May 2, and May 7, 2007, in exchange for services rendered, we issued three warrants each for the purchase of 50,000 shares of common stock exercisable at $2.50 and having a five year term.

Note 13: Stock-Based Compensation

Our 2002 Stock Incentive Plan (the “2002 Plan”) was approved by our stockholders on June 7, 2002.  The purpose of the 2002 Plan is to provide more attractive equity incentives to retain existing employees, to attract prospective employees and to obtain the services of directors and consultants.  To the extent that these options are exercised in the future, they will decrease the existing stockholders’ percentage equity ownership in the Company and will be dilutive to existing stockholders. The issuance and exercise of additional options could have the effect of diluting the earnings per share and book value per share of the outstanding Common Stock.  At December 31, 2008, there were 2,418,222 shares available for grant under the 2002 Plan.

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

Stock Option Grants

We grant stock options with exercise prices that are equal to the closing market price on the date of grant.  Shares are granted under terms and conditions approved by our Board of Directors.  During the year ended December 31, 2008, we granted 744,000 options, of which 244,000 options vested on the date of grant, and 500,000 vesting quarterly during 2008 through 2010.  The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected life in years	2.5 – 2.94
Expected volatility	92 – 103%
Risk-free interest rate	1.94 – 2.90%
Weighted average per share grant date fair value	$0.21

Information with respect to options outstanding and changes for each of the years in the period ended December 31, is as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	7,887,373	$ 0.79	4,581,973	$ 0.99
Granted	744,000	0.40	3,917,900	0.52
Exercised	-	-	(12,500)	0.39
Forfeited	(1,135,687)	0.84	(600,000)	0.48
Outstanding at end of year	7,495,686	$ 0.75	7,887,373	$ 0.79
Options exercisable at end of year	7,025,686	$ 0.77	5,907,876	$ 0.88

Intrinsic value of shares outstanding and shares exercisable as of December 31, 2008 was zero.  Additional information about stock options at December 31, 2008 is summarized as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of Exercise	Number	Remaining	Exercise	Number	Exercise
Prices	Outstanding	Contractual Life	Price	Exercisable	Price
$0.33 to $0.52	3,224,650	3.5 years	$ 0.40	2,818,400	$ 0.40
$0.53 to $0.95	2,629,363	5.7 years	0.83	2,565,613	0.83
$0.96 to $1.60	1,636,333	5.2 years	1.29	1,636,333	1.29
$1.61 to $9.25	5,340	0.8 years	8.39	5,340	8.39
	7,495,686	4.7 years	$ 0.75	7,025,686	$ 0.77

A summary of the status of the Company’s nonvested options as of December 31, 2008, and changes during the year ended December 31, 2008, is summarized below:

Nonvested Options
Outstanding
Outstanding at beginning of year	1,979,497
Granted	500,000
Vested	(1,703,810)
Forfeited	(305,687)
Outstanding at end of year	470,000

Note 14: Commitments and Contingencies

Operating Leases

We have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our monthly rent obligations.

Total rent expense for the year ending December 31, 2008 and 2007, respectively, was $40 thousand and $284 thousand.

Litigation

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business.  We currently are not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.