Form 10-Q
period 2009-05-15
MDI, INC.
filed 2009-05-15
CIK 318259

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No

As of May 11, 2009, there were 35,634,385 shares of the issuer’s common stock outstanding.

MDI, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements:

Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008

Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

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

Item 6.                      Exhibits

Signatures

PART I                      FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 498	$ 180
Certificate of deposit – restricted	2,000	2,000
Restricted cash	43	105
Trade accounts receivable, net	2,504	2,034
Inventories, net	334	278
Costs and estimated earnings in excess of billings	48	902
Prepaid expenses and other current assets	279	624
Notes receivable – related party	-	400
Total current assets	5,706	6,523
Property and Equipment, net	8,514	8,621
Other Assets:
Goodwill	6,793	6,793
Other intangible assets, net	865	940
Other assets	1,099	1,098
Total assets	$ 22,977	$ 23,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank lines of credit	$ 2,672	$ 2,069
Accounts payable	1,977	2,148
Accounts payable – contractors	3,773	4,430
Accrued expenses	657	818
Accrued compensation	329	287
Other current liabilities	238	120
Deferred revenue	268	238
Note payable - current	5,500	-
Total current liabilities	15,414	10,110
Long-Term Liabilities
Note payable	-	5,500
Other long-term liabilities	124	148

Total Liabilities	15,538	15,758
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued	977	977
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,634,385 shares issued at March 31, 2009 and December 31, 2008, respectively	356	356
Additional paid-in-capital	146,767	146,693
Accumulated deficit	(140,661)	(139,809)
Total stockholders’ equity	7,439	8,217
Total liabilities and stockholders’ equity	$ 22,977	$ 23,975

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2009	2008
Net sales	$4,971	$3,424
Cost of sales	3,630	1,762
Gross profit	1,341	1,662
Other operating costs:
Selling, general and administrative	1,887	2,559
Depreciation and amortization	188	220
	2,075	2,779
Operating loss	(734)	(1,117)
Other income (expense):
Interest expense, net	(109)	(66)
Other, net	4	33
	(105)	(33)

Loss before income taxes	(839)	(1,150)
Income taxes	(8)	(1)
Net loss	(847)	(1,151)
Dividend requirements on preferred stock	(5)	(8)
Net loss allocable to common stockholders	$(852)	$(1,159)
Basic and diluted loss per share from:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	-	-
Basic and diluted loss per share	$(0.02)	$(0.03)

Basic and diluted weighted average shares outstanding	35,634,385	37,106,302

The accompanying notes are an integral part of these consolidated financial statements.

 MDI, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Three months ended March 31,
	2009	2008
Operating Activities:
Net loss	$(847)	$(1,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on sale or disposal of assets	-	-
Amortization of deferred loan costs	14	14
Non-cash stock compensation	74	113
Services rendered for warrants issued	-	-
Non-cash interest income on note receivable – related party	-	(19)
Depreciation and amortization	188	220
Provision for losses on accounts receivable	5	13
Changes in operating assets and liabilities:
Trade accounts receivable	(475)	411
Inventories	(56)	(170)
Prepaid and other assets	1,585	(197)
Accounts payable – trade	(171)	433
Accounts payable – contractors	(657)	1,369
Accrued and other liabilities	65	(113)
Net cash provided by (used in) operating activities	(275)	923

Investing Activities:
Purchases of property and equipment	(6)	(87)
Changes in restricted cash	(4)	13
Net cash used in investing activities	(10)	(74)

Financing Activities:
Payments of short term debt	-	(12)
Borrowings from line of credit, net	603	15
Net cash provided by financing activities	603	3
Net increase in unrestricted cash and cash equivalents	318	852
Unrestricted cash and cash equivalents, beginning of period	180	1,374
Unrestricted cash and cash equivalents, end of period	$498	$2,226

Supplemental cash flow information:
Cash paid during the year for:
Interest	$118	$110
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

Note 1:                      Basis of Presentation

These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation. The results for the interim periods reported are not necessarily indicative of the results expected for the year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

Note 2:                      Summary of Significant Accounting Policies

Stock-Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. We recorded $74 thousand and $113 thousand of stock-based compensation expense for the three months ended March 31, 2009 and 2008. No related future income tax benefit was recognized for the three months ended March 31, 2009 and 2008. At March 31, 2009, the unamortized expense related to employee stock options under SFAS No. 123R was approximately $84 thousand. The unamortized portion will be expensed over the remainder of 2009 and 2010.

During the three months ended March 31, 2009, the Company granted 58,500 options that vested on the date of grant and 400,000 options that vest one year after the grant date.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

March 31, 2009
Expected life in years	2.5-3.5
Expected volatility	114-125%
Risk-free interest rate	1.1%-1.2%

Earnings (Loss) Per Share

We compute basic earnings (loss) per share based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued.

As of March 31, 2009 and 2008, there were 7,682,686 and 7,941,435 common stock options outstanding, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of March 31, 2009 and 2008, there were 3,922,705 common stock purchase warrants outstanding that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of March 31, 2009 and 2008, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. During the three months ended March 31, 2009, 271,500 common stock options were cancelled.  All options and warrants were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). There was no material impact on the Company’s financial statements as of January 1, 2009 as a result of adopting either statement, although it is anticipated that SFAS 141R will significantly affect the Company’s accounting for future business combinations.  No business combinations were completed during the first quarter of 2009 utilizing SFAS 141R.

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) relating to financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis as required on January 1, 2008. As allowed by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company deferred the adoption of SFAS 157 with respect to all remaining nonfinancial assets and liabilities until January 1, 2009. There was no impact on the Company’s financial statements at the time of adoption of the remaining provisions of SFAS 157 as required on January 1, 2009; however, the Company does expect that this new standard will impact certain aspects of its accounting for business combinations on a prospective basis, including the determination of fair values assigned to certain purchased assets and liabilities.

Note 3:                      Business Acquisitions & Divestures

On April 14, 2009 we sold FAS to a related party in exchange for the assumption by the related party of all of the liabilities of FAS.  The following table summarizes the assets and liabilities of FAS as of March 31, 2009:

Cash	$ 302
Accounts receivable	723
Net property and equipment	246
Other current and non-current assets	599
Goodwill	2,181
Other intangibles	852
Payables and other current liabilities	(4,368)
Lines of credit	(672)
Long-term liabilities	(69)

Note 4:  Notes Receivable – Related Party

On February 4, 2009, the Company received $400 thousand in partial payment of a $550 thousand Secured Note dated July 31, 2008 bearing interest at a rate of 7% per annum in favor of the Company.  As of December 31, 2008, the Company recorded a reserve for the remaining principal balance and the related accrued interest.

At the time that MDI purchased FAS, FAS was owed from a stockholder of the Company $986 thousand bearing interest at the rate of 7.75% per annum.  The Company recorded a full reserve against this receivable and the related accrued interest during 2008.  As a result of the sale of FAS, the Company no longer has an interest in this Note.

Note 5: Construction Related Receivables and Construction Costs on Uncompleted Contracts

The Company currently has contract receivables on a contract in progress in the amount of $638 thousand and unbilled retainage of $191 thousand as of March 31, 2009.

March 31,
2009

Costs incurred on uncompleted contracts	$4,673
Estimated earnings on uncompleted contracts	187
4,860

Less billings to date on uncompleted contracts	4,812

Costs and estimated earnings in excess of billings	48

Backlog related to the Company’s general contracting business, representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at March 31, 2009 is approximately $4.9 million.

Note 6:                      Debt

On March 14, 2007, FAS executed a $400 thousand Revolving Line of Credit Note with Wells Fargo Bank. At March 31, 2009, $30 thousand was outstanding on the line of credit (interest rate of 3.25% as of March 31, 2009). As a result of the sale of FAS on April 14, 2009, the Company has no further liability for the payment of the remaining balance of this debt.

In connection with its purchase of the two buildings owned by STC located at 10226 San Pedro Avenue, San Antonio, Texas totaling 50,000 square feet (the “Property”), STC (“Borrower”) executed a Promissory Note (the “Note”), dated April 5, 2007 in the original principal amount of $5.5 million in favor of Capmark Finance, Inc., a California corporation (“Lender”) and a Loan Agreement, Deed of Trust and other associated documents (“Loan Documents”). The Loan Documents provide, among other things for: (i) a maturity date of April 9, 2010; (ii) payment monthly of interest only until the maturity date at LIBOR plus two percent (7.07% as of March 31, 2009); (iii) payment on the maturity date of all unpaid principal and interest; (iv)  the right to extend the maturity date of the Note for two additional 12-month terms on giving thirty-days’ notice and paying an extension fee of .25% of the outstanding principal for each extension requested. At the time of requesting the extension(s), Borrower must not be in default under the Loan Documents and must meet specific debt service coverage ratios, a minimum occupancy of 90%, and a loan to value ratio of 80%; (v) the right to prepay the Note in full, but not in part, on the giving of 30-days’ notice and paying prepayment and exit fees totaling $110 thousand, subject to Borrower not being in default under the Note. Except for specific guarantees given to the Lender by a former owner of Borrower, Lender is permitted to enforce the liability of Borrower to perform and observe the obligations contained in the Loan Documents only against the Property and other collateral given by Borrower as security for payment of the Note and not against Borrower or any of its principals, directors, officers or employees.  On April 17, 2009, the Borrower was notified of an event of default for failure to make its mortgage payment.

On June 16, 2008, the Company executed a Revolving Line of Credit Note (“Note”) with Jefferson Bank (“Lender”) pursuant to which Lender agreed to advance up to $2,000 thousand to the Company. The Note was secured by a pledge of a certificate of deposit in the amount of $2,000 thousand. Interest on the Note was adjustable based on the prime rate quoted in the Wall Street Journal (3.25% as of March 31, 2009). Interest only was payable on the 16th day of each month until June 16, 2009 when all unpaid principal and interest is payable. On April 13, 2009, the Note was paid in full by the Company using the proceeds of the certificate of deposit.

Note 7:                      The Reserve Fund

On September 16, 2008, the Company had $220 thousand and FAS had $5,172 thousand on deposit in the Primary Fund (“Primary Fund”) at The Reserve Fund the (“Fund”), an investment company managing a series of money-market funds registered with the Securities and Exchange Commission (“SEC”). As a direct result of the temporary dislocations in our nation’s financial markets, on September 22, 2008, the SEC permitted the Primary Fund to temporarily suspend redemptions and payment of proceeds until the markets are liquid to a degree that enables the liquidation of the Primary Fund.

As of March 31, 2009, MDI has received $188 thousand from the Primary Fund leaving a balance of $32 thousand.  MDI has recorded an $18 thousand reserve against this balance and the remaining balance is recorded in cash.

As of March 31, 2009, FAS has received $4,420 from the Primary Fund leaving a balance of $752 thousand.  FAS has recorded a $155 thousand reserve against this balance and the remaining $597 thousand is recorded in other assets (long-term).

Until the Primary Fund pays to FAS the balance owed of $752 thousand, Jefferson Bank has agreed to provide $642 thousand to FAS under a revolving line of credit (“Line of Credit”).  The Line of Credit is secured by the $752 thousand on deposit in the Primary Fund.  Lender has agreed to extend the maturity of the Line of Credit as needed.  As of March 31, 2009, FAS had $642 thousand outstanding on the Line of Credit.  As a result of the sale of FAS, the Company no longer has any exposure with respect to $752 thousand on deposit in the Primary Fund in the name of FAS and the $642 thousand Line of Credit.

Note 8:                      Operating Segments

Since our acquisition of FAS, and until April 14, 2009 when we sold FAS, the Company’s revenues were derived from three operating segments, physical security, which is our traditional security business, our general contracting business and FAS, the acquired construction risk management business.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments.  We have presented segment data for the quarter ended March 31, 2009, which includes segment data from the date of our acquisition of FAS through March 31, 2009. The Company sold FAS on April 14, 2009, after which date no revenue will be derived by the Company from the FAS construction risk management business.

Prior to the sale of FAS, we did not allocate interest expense and other non-segment specific expenses to individual segments to determine our performance measure (in thousands).

Three Months Ended March 31, 2009

	Physical Security	General Contracting and Related Services	FAS	Non-segment	Total

Revenues	$1,464	$2,319	$1,188	$-	$4,971
Operating loss	$(457)	$(99)	$(178)	$-	$(734)
Interest expense, net	$-	$-	$-	$(109)	$(109)
Other	$-	$-	$-	$(4)	$(4)
Net loss	$(457)	$(99)	$(178)	$(113)	$(847)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for  the year ended December 31, 2008 and the Quarterly Reports on Form 10-Q that are to be filed in 2009.

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

Recent Acquisitions and Divestures

In October 2007, the Company purchased 100% of the shares of FAS Construction Management, Inc. (“FAS”) and STC Holdings, Inc. (“STC”) in return for an aggregate of 8,306,122 shares of our Common Stock.  On April 14, 2009 we sold all of the issued shares of FAS to a related party in exchange for the assumption by the related party of all of the liabilities of FAS. FAS provided initial project review, pay application reviews, and funds disbursal services for construction lenders and construction management advisor services. STC owns our headquarters building complex at 10226 San Pedro Avenue housing MDI and FAS. STC also is the owner of the building next to our corporate headquarters which it has converted into income producing executive suites.

Corporate Information

Our principal executive offices are located at 10226 San Pedro Avenue, San Antonio, Texas 78216.  Our telephone number is 210-477-5400. Our website is operating at www.mdiincorporated.com.

Lines of Business

MDI is both a manufacturer and a supplier of software, hardware and professional engineering and design services which are used in controlling access to facilities and in providing video and audio surveillance of facilities, people and other property. The Company began 30 years ago when the United States Federal Government engaged us to design and install “enterprise-grade” security systems to protect some of their very high exposure facilities in Washington, D.C.

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

e.           School Safety – Under the name Learn Safe®, we design and sell security systems for installation in our public and private school systems and we offer to them a complete safety and security program. We created what we call our Learn Safe Initiative® in response to an alarming increase in violence and employee misconduct in our nation’s schools. The Learn Safe Initiative combines a security curriculum, continuing education programs, and a robust suite of technology and security services.

Intellectual Property

We have numerous trademarks and patents related to our business that provide a competitive advantage or generate license income. None of these, individually, have a material effect upon the business.

Employees

As of March 31, 2009, we had 60 employees. Following the sale of FAS on April 14, 2009, we had 45 employees. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

Description of Property

Our headquarters is in approximately 16,000 feet of space that we rent in one of the two buildings owned by STC located at 10226 San Pedro Avenue, San Antonio, Texas totaling 50,000 square feet (“Property”). MDI purchased STC in October 2007. The Property is encumbered by a $5.5 million promissory note the repayment of which by STC is secured only by the Property, there being no personal liability against the obligor (STC) on the note. Interest only is payable on the note by STC until its maturity date of April 9, 2010. The Property was renovated in 2007 & 2008 and is suitable and adequate for its intended use. We believe our headquarters space is adequate through 2009 and future requirements will be dependent upon the rate of growth we experience.

We also have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our monthly rent obligations.

Results of Operations

The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months ended March 31, 2009 and 2008 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three months ended March 31,
	2009		2008		Change
	Dollars	%	Dollars	%	$	%

Net Sales	$4,971	100%	$3,424	100%	$1,547	45%
Gross profit	1,341	27%	1,662	49%	(321)	(19)%
Selling, general and administrative	1,887	38%	2,559	75%	(672)	(26)%
Operating loss	(734)	(15)%	(1,117)	(33)%	383	(34)%
Net loss	(847)	(17)%	(1,151)	(34)%	304	(26)%

The $1,547 thousand increase in net sales and $321 thousand decrease in gross profit for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, was largely attributable to net sales generated from our general contracting segment.

The $672 thousand decrease in selling, general and administrative expenses for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is the result of the elimination and reduction of various operating and administrative expenses including a 22% decrease in selling, general and administrative personnel costs.

The $383 thousand decrease in operating loss and the $304 thousand decrease in net loss is due to decreased selling, general and administrative costs offset by decreased gross profit.

Liquidity and Capital Resources

Management believes that the Company currently has sufficient cash flow from operations, available bank borrowings, and cash and cash equivalents to meet its short-term working capital requirements. The Company had $3.0 million in unrestricted cash and accounts receivables as of March 31, 2009, compared to $2.2 million as of December 31, 2008.  During the three months ended March 31, 2009, we incurred a loss of $847 thousand.  We are implementing steps to consolidate our operations, we are tightening our credit policies and accelerating collection of receivables, and seeking other opportunities to expand our business strategy, with the goal of achieving profitability.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of March 31, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

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

MDI, INC.

Dated: May 15, 2009	By: /s/ Michael Sweet
Michael Sweet
Senior Vice President and Chief Financial Officer