Form 10-Q
period 2009-08-14
MDI, INC.
filed 2009-08-14
CIK 318259

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 0-9463

MDI, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	75-2626358
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification
No.)

12500 Network Blvd.
San Antonio, Texas	78249
(Address of principal executive offices)	(Zip Code)

(210) 679-3550
(Registrant’s telephone number, including area code)
210-582-2664
10226 San Pedro Avenue
San Antonio, Texas 78216
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 10, 2009, there were 35,634,385 shares of the issuer’s common stock outstanding.

MDI, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I.                      FINANCIAL INFORMATION

Item 1.                      Financial Statements:

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (unaudited)

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

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

Item 1A.                      Risk Factors

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.                      Defaults Upon Senior Securities

Item 4.                      Submission of Matters to a Vote of Security Holders

Item 5.                      Other Information

Item 6.                      Exhibits

Signatures
PART I                      FINANCIAL INFORMATION

Item 1. Financial Statements
MDI, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$ 372	$ 180
Certificate of deposit – restricted	-	2,000
Restricted cash	72	105
Trade accounts receivable, net	1,637	1,213
Inventories, net	376	278
Costs and estimated earnings in excess of billings	-	902
Prepaid expenses and other current assets	269	299
Notes receivable – related party	-	400
Assets held for sale	-	5,128
Total current assets	2,726	10,505
Property and Equipment, net	5,778	8,341
Other Assets:
Goodwill	1,000	4,612
Other intangible assets, net	12	15
Other assets	490	502
Total assets	$ 10,006	$ 23,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank line of credit	$ -	$ 2,000
Accounts payable	2,244	2,018
Accrued expenses	687	654
Accrued compensation	406	273
Other current liabilities	168	106
Billings in excess of costs	279	-
Deferred revenue	23	24
Note payable - current	5,500	-
Liabilities held for sale	-	5,128
Total current liabilities	9,307	10,203
Long-Term Liabilities
Note payable	-	5,500
Other long-term liabilities	-	55

Total Liabilities	9,307	15,758
Commitments and Contingencies	-	-
Stockholders’ Equity:
Preferred stock, $5 par value, issuable in series; 2,000,000 shares authorized; Series A, LIBOR+2% cumulative convertible; 195,351 shares authorized and issued	977	977
Common stock, $0.01 par value; 100,000,000 shares authorized; 35,634,385 shares issued at June 30, 2009 and December 31, 2008, respectively	356	356
Additional paid-in-capital	146,798	146,693
Accumulated deficit	(147,432)	(139,809)
Total stockholders’ equity	699	8,217
Total liabilities and stockholders’ equity	$ 10,006	$ 23,975

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)
	Three months ended June 30,
	2009	2008
Net sales	$3,672	$1,815
Cost of sales	2,991	1,096
Gross profit	681	719
Other operating costs:
Selling, general and administrative	1,826	1,763
Asset and goodwill impairment	6,011	-
Depreciation and amortization	87	82
	7,924	1,845
Operating loss	(7,243)	(1,126)
Other income (expense):
Interest expense, net	(104)	(109)
Other, net	414	-
	310	(109)

Loss before income taxes and discontinued operations	(6,933)	(1,235)
Income taxes	(3)	-
Loss from continued operations	(6,936)	(1,235)
Gain from discontinued operations	170	146
Net loss	(6,766)	(1,089)
Dividend requirements on preferred stock	(5)	(7)
Net loss allocable to common stockholders	$(6,771)	$(1,096)
Basic and diluted loss per share from:
Continuing operations	$(0.19)	$(0.03)
Discontinued operations	-	-
Basic and diluted loss per share	$(0.19)	$(0.03)

Basic and diluted weighted average shares outstanding	35,634,385	37,300,488

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)
	Six months ended June 30,
	2009	2008
Net sales	$7,560	$3,790
Cost of sales	5,996	2,000
Gross profit	1,564	1,790
Other operating costs:
Selling, general and administrative	3,417	3,753
Asset and goodwill impairment	6,011	-
Depreciation and amortization	175	160
	9,603	3,913
Operating loss	(8,039)	(2,123)
Other income (expense):
Interest expense, net	(207)	(206)
Other, net	417	23
	210	(183)

Loss before income taxes and discontinued operations	(7,829)	(2,306)
Income taxes	(5)	-
Loss from continuing operations	(7,834)	(2,306)
Gain from discontinued operations	221	66
Net loss	(7,613)	(2,240)
Dividend requirements on preferred stock	(10)	(15)
Net loss allocable to common stockholders	$(7,623)	$(2,255)
Basic and diluted loss per share from:
Continuing operations	$(0.22)	$(0.06)
Discontinued operations	0.01	-
Basic and diluted loss per share	$(0.21)	$(0.06)

Basic and diluted weighted average shares outstanding	35,634,385	37,203,925

The accompanying notes are an integral part of these consolidated financial statements.

 MDI, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2009	2008
Operating Activities:
Net loss	$(7,613)	$(2,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale or disposal of assets	27	(11)
Amortization of deferred loan costs	29	29
Non-cash stock compensation	105	221
Services rendered for warrants issued	-	213
Non-cash interest income on note receivable – related party	-	(38)
Depreciation and amortization	175	413
Provision for losses on accounts receivable	18	47
Asset and goodwill impairment	6,011	-
Changes in operating assets and liabilities:
Trade accounts receivable	(442)	242
Inventories	(98)	(254)
Prepaid and other assets	1,315	(287)
Accounts payable – trade	226	659
Accounts payable – contractors	-	1,208
Accrued and other liabilities	357	(46)
Net cash provided by operating activities	110	156

Investing Activities:
Purchases of property and equipment	(53)	(420)
Changes in restricted cash	2,033	(1,669)
Proceeds from sale of assets	18	11
Net cash provided by (used in) investing activities	1,998	(2,078)

Financing Activities:
Payments of short term debt	84	39
Borrowings from (payments to) line of credit, net	(2,000)	632
Net cash provided by (used in) financing activities	(1,916)	671
Net increase (decrease) in unrestricted cash and cash equivalents	192	(1,251)
Unrestricted cash and cash equivalents, beginning of period	180	1,374
Unrestricted cash and cash equivalents, end of period	$372	$123

Supplemental cash flow information:
Cash paid during the year for:
Interest	$123	$224
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

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

During this period certain amounts have been reclassified in the prior period financial statements to conform to the current period presentation.

Overview and Recent Events

On August 10, 2009, MDI, Inc., an Delaware corporation (“MDI”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Almana Networks International, Inc., a Delaware corporation (“Almana Networks”), and ANI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MDI (“Merger Subsidiary”). Pursuant to the terms of the Merger Agreement, subject to satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into Almana Networks, with Almana Networks continuing as the surviving corporation and a wholly-owned subsidiary of MDI (the “Merger”).

Following completion of the Merger, expected to close in the third quarter of 2009, MDI will adopt Almana Networks’ business strategy and continue to be quoted on the Pink Sheets. The current directors, officers and employees of MDI will resign and waive their rights to any severance. Almana Networks will select new directors and officers. As a condition to closing the transaction, a corporation owned by the resigning management of MDI will purchase from MDI its existing security systems and general contractor businesses and assume certain liabilities associated with those businesses. The purchasing corporation would pay MDI $1 million by means of an unsecured convertible promissory note.

The transaction also contemplates the implementation of a 1-for-10 reverse stock split of shares in MDI, which was approved by MDI’s shareholders at the November 13, 2008 Annual Shareholder’s Meeting.

The Company has incurred continued losses and has negative working capital. Although the Company has historically been able to raise additional working capital through the private placement of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that we do not complete the merger discussed above, the Company will need additional funding and the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities.

Our future capital requirements will depend on many factors, including our level of revenues. Unless and until we are able to generate sufficient revenues from our product sales and contract services, we expect such losses to continue in the future. Therefore our ability to continue to operate our business over the next 12 months is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise capital to support our future operations.

Additional capital, whether obtained through financial markets (in the form of public or private debt or equity) may not be available at all, when needed, or on terms acceptable to us. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current stockholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock.

Because our planned operations require immediate additional liquidity which may not be available, there is substantial doubt about our ability to continue as a going concern. The question about our ability to continue as a going concern may limit our ability to obtain financing on acceptable terms or at all, and may limit our ability to obtain new business. If we are unable to continue as a going concern, we may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

Note 2:                      Summary of Significant Accounting Policies

Stock-Based Compensation

We follow the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. We recorded $31 thousand and $105 thousand of stock-based compensation expense for the three and six months ended June 30, 2009, respectively.  The Company recorded $108 thousand and $221 thousand of stock-based compensation expense for the three and six months ended June 30, 2008 respectively. No related future income tax benefit was recognized for the periods ended June 30, 2009 and 2008. At June 30, 2009, the unamortized value of employee stock options under SFAS No. 123R was approximately $63 thousand. The unamortized portion will be expensed over the remainder of 2009 and 2010.

During the six months ended June 30, 2009, the Company granted 58,500 options that vested on the date of grant and 400,000 options that vest one year after the grant date.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

June 30, 2009
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

As of June 30, 2009 and 2008, there were 7,669,144 and 7,983,686 common stock options outstanding, respectively, that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of June 30, 2009 and 2008, there were 3,922,705 common stock purchase warrants outstanding that were not included in the computation of diluted earnings (loss) per share because their effect would have been anti-dilutive. As of June 30, 2009 and 2008, there were 195,351 shares of preferred stock outstanding, which convert to 406,981 shares of common stock. During the six months ended June 30, 2009, 290,000 common stock options were cancelled.  All options and warrants were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141R, Business Combinations (SFAS 141R) and Statement of Financial Accounting Standards No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160). There was no material impact on the Company’s financial statements as of January 1, 2009 as a result of adopting either statement, although it is anticipated that SFAS 141R will significantly affect the Company’s accounting for future business combinations.  No business combinations were completed during 2009 utilizing SFAS 141R.

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

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165.  The standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  The adoption of SFAS 165 did not impact our financial position or results of operations.  We evaluated all events or transactions that occurred after June 30, 2009 up through the date we issued these financial statements on August 14, 2009.  Refer to Note 10 for further discussion about subsequent events.

Note 3:                      Business Acquisitions & Divestures

On April 14, 2009 we sold FAS to a related party in exchange for the assumption by the related party of all of the liabilities of FAS.  Results of discontinued operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenue	$ 59	$ 1,599	$ 1,274	$ 3,087
Net operating income (loss)	(123)	146	(72)	66
Gain on disposal	293	-	293	-
Gain from discontinued operations	$ 170	$ 146	$ 221	$ 66

The Company recorded an asset and goodwill impairment charge of $2,276 thousand related to the FAS business during the fourth quarter of 2008.

The Company realized a gain on the sale of FAS equal to the carrying value of the assets and liabilities sold on April 14, 2009:

Cash	$ 448
Accounts receivable	576
Net property and equipment	231
Other current and non-current assets	578
Goodwill	2,181
Other intangibles	840
Payables and other current liabilities	(4,451)
Lines of credit	(634)
Long-term liabilities	(62)
$ (293)

The assets and liabilities held for sale at December 31, 2008 were as follows:

Accounts receivable	$ 820
Net property and equipment	280
Other current and non-current assets	922
Goodwill	2,181
Other intangibles	925
Total assets held for sale	$ 5,128

Payables and other current liabilities	4,952
Lines of credit	69
Long-term liabilities	107
Total liabilities held for sale	$ 5,128

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

Note 5: Construction Related Receivables and Construction Costs on Uncompleted Contracts

The Company currently has contract receivables on contracts in progress in the amount of $903 thousand and unbilled retainage of $269 thousand as of June 30, 2009.

June 30,
2009

Costs incurred on uncompleted contracts	$6,716
Estimated earnings on uncompleted contracts	302
7,018

Less billings to date on uncompleted contracts	7,297

Billings in excess of costs	$279

Backlog related to the Company’s general contracting business, representing the amount of revenue the Company expects to realize from work to be performed on uncompleted contracts in progress at June 30, 2009 is approximately $6.9 million.

Note 6:                      Goodwill

We account for goodwill and intangible assets using Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets.  In performing our impairment analysis, we complete a two step process to determine the amount of any impairment on an annual basis or if any impairment indications are identified.  The first step involves comparison of the fair value of the reporting unit to its carrying value to determine if an impairment may exist.  The second step involves comparison of the fair value of the goodwill to the carrying value of the goodwill.  Any excess of the carrying value over the fair value is recorded as an impairment charge.  In calculating an impairment charge, the fair value of a reporting unit is estimated using a discounted cash flow methodology.

Indications of impairment may include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors.  As discussed in Note 1, the Company has entered into a Merger Agreement with Almana Networks whereby MDI would receive $1 million by means of an unsecured convertible promissory note.

Due to these indications, we evaluated our goodwill and determined that an impairment charge was necessary for the physical security reporting unit.  The 2009 charge was $3,612 thousand thereby reducing the carrying value of goodwill to $1 million.

Note 7:                      Debt

In connection with its purchase of the two buildings owned by STC located at 10226 San Pedro Avenue, San Antonio, Texas totaling 50,000 square feet (the “Property”), STC (“Borrower”) executed a Promissory Note (the “Note”), dated April 5, 2007 in the original principal amount of $5.5 million in favor of Capmark Finance, Inc., a California corporation (“Lender”) and a Loan Agreement, Deed of Trust and other associated documents (“Loan Documents”). The Loan Documents provide, among other things for: (i) a maturity date of April 9, 2010; (ii) payment monthly of interest only until the maturity date at LIBOR plus two percent (7.07% as of June 30, 2009); (iii) payment on the maturity date of all unpaid principal and interest; (iv)  the right to extend the maturity date of the Note for two additional 12-month terms on giving thirty-days’ notice and paying an extension fee of .25% of the outstanding principal for each extension requested. At the time of requesting the extension(s), Borrower must not be in default under the Loan Documents and must meet specific debt service coverage ratios, a minimum occupancy of 90%, and a loan to value ratio of 80%; (v) the right to prepay the Note in full, but not in part, on the giving of 30-days’ notice and paying prepayment and exit fees totaling $110 thousand, subject to Borrower not being in default under the Note. Except for specific guarantees given to the Lender by a former owner of Borrower, Lender is permitted to enforce the liability of Borrower to perform and observe the obligations contained in the Loan Documents only against the Property and other collateral given by Borrower as security for payment of the Note and not against Borrower or any of its principals, directors, officers or employees.

On April 17, 2009, the Borrower (STC Holdings, Inc.) was notified of an event of default for failure to make its mortgage payment. The Company no longer occupies space in the Property. It is expected that the Lender will demand that the Borrower (STC Holdings, Inc.) repay the entire unpaid balance of the Note and that Borrower’s failure to do so will lead to a foreclosure action by the Lender. The Borrower, as landlord, is not receiving rent from the remaining tenants.  STC Holdings received a letter dated August 10, 2009 from the lawyers for the Lender accelerating the maturity of the Note and demanding payment of all amounts due under the Loan Documents. Attached to the letter was the Notice of Substitute Trustee’s Sale by means of which Lender is planning to sell the Property at auction on September 1, 2009.  The Company recorded a $2,399 thousand impairment of the building owned by STC Holdings, Inc to reduce the value of the property to $5.5 million thereby reducing the value of STC Holdings, Inc. assets to equal it liabilities.

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

Note 8:                      Other Income

Honeywell International, Inc. and MDI, Inc. entered into a December 5, 2002 Asset Purchase Agreement pursuant to which MDI sold its CCTV Business to Honeywell. In connection with that sale, Honeywell had the right to retain part of the purchase price as a Lectrolarm Holdback to pay future royalties to Lectrolarm. On June 22, 2009, Honeywell paid to MDI $442 thousand in final payment and in full satisfaction of the requirements of the Lectrolarm Holdback.

Note 9:                      Operating Segments

The Company’s continuing operations and revenues were derived from two operating segments, physical security, which is our traditional security business, and our general contracting business.  Segment data includes revenue, operating income, including allocated costs charged to each of the operating segments.  Included in the allocation is the $2,399 thousand impairment of the STC Holdings building.  We have presented segment data for the three and six months ended June 30, 2009.

We did not allocate interest expense and other non-segment specific expenses to individual segments to determine our performance measure (in thousands).

Three Months Ended June 30, 2009
	Physical Security	General Contracting and Related Services	Non-segment	Total

Revenues	$1,413	$2,259	$-	$3,672
Operating loss	$(6,349)	$(894)	$-	$(7,243)
Interest expense, net	$-	$-	$(104)	$(104)
Other	$-	$-	$411	$411
Discontinued operations	$-	$-	$170	$170
Net loss	$(6,349)	$(894)	$477	$(6,766)

Six Months Ended June 30, 2009
	Physical Security	General Contracting and Related Services	Non-segment	Total

Revenues	$2,982	$4,578	$-	$7,560
Operating loss	$(7,337)	$(702)	$-	$(8,039)
Interest expense, net	$-	$-	$(207)	$(207)
Other	$-	$-	$412	$412
Discontinued operations	$-	$-	$221	$221
Net loss	$(7,337)	$(702)	$426	$(7,613)

Note 10:                        Subsequent Events

Factoring Arrangement

From time to time the Company sells receivables pursuant to the terms of an agreement dated July 16, 2009 with Amegy Bank National Association.  As of August 7, 2009, there was an aggregate of $519 thousand invoices purchased under this arrangement which was accounted for as a financing transaction. Upon the occurrence of an event of default, Amegy has the right to demand the immediate repayment of all indebtedness owed to it by the Company. The discount on the face value of any invoice is approximately 0.40% per fifteen day period outstanding.  The agreement allows for the Company to obtain advances of up to 80% of the balance of qualifying receivables subject to approval. As of August 7, 2009, $414 thousand was advanced under this arrangement.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including our Form 10-K for  the year ended December 31, 2008 and the Quarterly Reports on Form 10-Q that have been and are to be filed in 2009.

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

Agreement and Plan of Merger

On August 10, 2009, MDI, Inc., an Delaware corporation (“MDI”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Almana Networks International, Inc., a Delaware corporation (“Almana Networks”), and ANI Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of MDI (“Merger Subsidiary”). Pursuant to the terms of the Merger Agreement, subject to satisfaction or waiver of the conditions therein, Merger Subsidiary will merge with and into Almana Networks, with Almana Networks continuing as the surviving corporation and a wholly-owned subsidiary of MDI (the “Merger”).

Following completion of the Merger, expected to close in the third quarter of 2009, MDI will adopt Almana Networks’ business strategy and continue to be quoted on the Pink Sheets. The current directors, officers and employees of MDI will resign and waive their rights to any severance. Almana Networks will select new directors and officers. As a condition to closing the transaction, a corporation owned by the resigning management of MDI will purchase from MDI its existing security systems and general contractor businesses and assume certain liabilities associated with those businesses. The purchasing corporation would pay MDI $1 million by means of an unsecured convertible promissory note.

As part of the transaction, MDI will receive from the new shareholders a $5 million revolving line of credit. Additionally, Almana Networks will immediately contribute 7 contracts to MDI which are projected to result in a combined $8 million in revenue and an estimated $1.2 million in EBITDA for the last 4 months of 2009. For calendar 2010, Almana Networks has identified projects to be handled by MDI that are projected to provide approximately $61 million in revenue and $12 million in EBITDA. It is anticipated that the transaction will enable MDI to reduce its corporate and SG&A expenses by approximately $3.6 million a year.

The transaction also contemplates the implementation of a 1-for-10 reverse stock split of shares in MDI, which was approved by MDI’s shareholders at the November 13, 2008 Annual Shareholder’s Meeting.

About the Transaction

Under the terms of the Merger Agreement, which were unanimously approved by the boards of MDI and Almana Networks, the transaction is expected to be tax-free to the stockholders of both companies for U.S. federal income tax purposes. The Merger has been structured as a stock-for-stock reverse triangular merger whereby a wholly owned subsidiary of MDI will merge with and into Almana Networks International, Inc., with Almana Networks surviving the Merger as a wholly owned subsidiary of MDI. Under the terms of the Merger Agreement, MDI will issue new shares of its common stock to Almana Networks stockholders based on an exchange ratio to be determined prior to the closing of the transaction. Under the exchange ratio formula defined in the Merger Agreement, the former Almana Networks stockholders are expected to own approximately 80 percent of MDI, and the former MDI stockholders are expected to own approximately 20 percent of MDI, each on a fully diluted basis. This ratio is subject to potential adjustments as described in the Merger Agreement. The transaction is subject to the approval of stockholders from both companies as well as customary closing conditions.

Additional Information and Where You Can Find It

MDI intends to file a proxy statement concerning the proposed transaction with the Securities and Exchange Commission (the “SEC”). Investors and security holders are urged to read the proxy statement when it becomes available because it will contain important information. Investors and security holders may obtain a free copy of the proxy statement (when it is available) at the SEC’s web site at www.sec.gov. The proxy statement may also be obtained for free by contacting MDI Investor Relations by email at Investor.Relations@MDISecure.com or by telephone at 210-679-3550.

MDI, and its directors, executive officers, certain members of management and certain employees may be deemed to be participants in the solicitation of proxies in connection with the proposed transaction. Information concerning MDI’s directors and executive officers is set forth in MDI’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which was filed with the SEC on September 19, 2008. This document is available free of charge at the SEC’s web site at www.sec.gov or by going to MDI’s Investor Relations page on its corporate website at www.mdiincorporated.com. Additional information regarding the persons who may, under the rules of the SEC, be deemed participants in the solicitation of proxies in connection with the proposed Merger, and a description of their direct and indirect interests in the proposed Merger, which may differ from the interests of MDI stockholders generally will be set forth in the proxy statement when it is filed with the SEC.

Overview

The Company has incurred continued losses and has negative working capital. Although the Company has historically been able to raise additional working capital through the private placement of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that we do not complete the merger discussed above, the Company will need additional funding and the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities.

Future capital and other expenditure requirements.

Our future capital requirements will depend on many factors, including our level of revenues. Unless and until we are able to generate sufficient revenues from our product sales and contract services, we expect such losses to continue in the future. Therefore our ability to continue to operate our business over the next 12 months is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise capital to support our future operations.

Additional capital, whether obtained through financial markets (in the form of public or private debt or equity) may not be available at all, when needed, or on terms acceptable to us. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current stockholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock.

If the Company does not or cannot complete its proposed merger, there is substantial doubt about our ability to continue as a going concern. The question about our ability to continue as a going concern may limit our ability to obtain financing on acceptable terms or at all, and may limit our ability to obtain new business. If we are unable to continue as a going concern, we may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

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

Corporate Information

Our principal executive offices are located at 12500 Network Blvd., Suite 306, San Antonio, Texas 78249.  Our telephone number is 210-477-5400. Our website is operating at www.mdiincorporated.com.

Lines of Business

Today, MDI is engaged in the following three lines of business.

1.         Physical and Electronic Security – MDI is a manufacturer and a supplier of software and hardware which is used in controlling access to facilities and in providing video and audio surveillance of facilities, people and other property. The Company began 30 years ago when the United States Government engaged it to design and install “enterprise-grade” security systems to protect some of their very high security facilities in Washington, D.C. and across the United States.

a.           SAFEnet® Operating System - Because each installation required a custom or tailored design, we developed an open architecture software “operating system” which today is known as “SAFEnet”. This is a unified access control, intrusion detection and video security management software platform.

b.           Pointguard Xtreme™ Security Platform – This product is the upgrade path to the very successful Pointguard® product. This product is a simplified version of our Enterprise-Grade SAFEnet product. It has been sculpted to make the screens and initial setup easier for the average user, but with the SAFEnet core to allow for full upward migration as a user’s needs grow.

c.           VIEWpoint™ Video Surveillance Products (Hybrid N/DVR and IP Cameras and Encoders) - In January 2006, we purchased assets and intellectual property from Ecomatrix Funding, Inc., including those relating to its DVR product line. We have since merged the DVR product line we acquired from Ecomatrix with our own DVR product lines to create our latest Viewpoint™ Hybrid N/DVR product.  We have also entered into a distribution agreement with a Korean manufacturer to promote an H.264 compression IP security camera line under the VIEWpoint brand in the United States.

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

2.         School Safety - Through the Learn Safe® Initiative, MDI provides a complete safety and security program for public and private school systems. MDI created the LearnSafe Initiative in response to an alarming increase in violence and employee misconduct in our nation’s schools. The imperative was simple: provide our nation’s children and teachers with the ability to learn and teach in a safe environment. The Learn Safe Initiative provides prevention, detection and response tools to dramatically decrease the risk of violence that school districts face daily.

3.        Design/build General Contractor Services – Structure REDS provides a variety of construction related services custom tailored to the requirements of the project. The company is capable of managing all aspects of a project or focusing only on those that may require unique expertise. Our established experience in architecture and engineering allows clients to make superior construction decisions without compromising quality, future value or compliance. Structure REDS delivers comprehensive and proven solutions throughout the entire construction project development lifecycle.

 Intellectual Property

We have numerous trademarks and four (4) patents and four (4) pending applications for patents related to our business  None of these, individually, have a material effect upon the business.

Employees

As of June 30, 2009, we had 48 employees. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

Description of Property

Our headquarters is in approximately 12,000 feet of space that we rent in a building located at 12500 Network Blvd., San Antonio, Texas. We believe our headquarters space is adequate through 2009 and future requirements will be dependent upon the rate of growth we experience.

MDI is the owner of the stock of STC Holdings, Inc., which it purchased in October 2007. However, MDI no longer occupies space in the property owned by STC, which property is encumbered by a $5.5 million promissory note the repayment of which by STC is secured by the property. Interest only is payable on the note by STC until its maturity date of April 9, 2010. As noted earlier in this report, the note is in default. The property was renovated in 2007 & 2008. We also have under lease a 6,000 square foot office facility in Ontario, California which we no longer occupy and, consequently, we have sublet the space for the remainder of our lease term and will receive rent approximating our monthly rent obligations. The lease term ends in September 2009.

Results of Operations

The following tables contain information regarding the percentage of net sales of certain income and expense items for the three months and six months ended June 30, 2009 and 2008 and the percentage changes in these income and expense items from year to year.  The percentage increase (decrease) column in the tables below reflects the increase (decrease) in the dollar change between the periods.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

	Three months ended June 30,
	2009		2008		Change
	Dollars	%	Dollars	%	$	%

Net Sales	$ 3,672	100%	$ 1,815	100%	$ 1,857	102%
Gross profit	681	19%	719	40%	(38)	-5%
Selling, general and administrative	1,826	50%	1,763	97%	63	4%
Asset and goodwill impairment	6,011	164%	-	0%	6,011	0%
Operating loss	(7,243)	-197%	(1,126)	-62%	(6,117)	543%
Net loss	(6,766)	-184%	(1,089)	-60%	(5,677)	521%

The $1,857 thousand increase in net sales and $38 thousand decrease in gross profit for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, was largely attributable to net sales generated from our general contracting segment.

The $63 thousand increase in selling, general and administrative expenses for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is minimal and the result of various increases in legal and compliance related costs.

For the three months ended June 30, 2009 we incurred charges in the amount of $6,011 thousand for asset impairment related to the write-down of STC Holdings as discussed in Note 7 and the goodwill impairment charge discussed in Note 6.

The $6,117 thousand increase in operating loss and the $5,677 thousand increase in net loss is due primarily to the asset impairment charge of $6,011 thousand.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

	Six months ended June 30,
	2009		2008		Change
	Dollars	%	Dollars	%	$	%

Net Sales	$ 7,560	100%	$ 3,790	100%	$ 3,770	99%
Gross profit	1,564	21%	1,790	47%	(226)	-13%
Selling, general and administrative	3,417	45%	3,753	99%	(336)	-9%
Asset and goodwill impairment	6,011	80%	-	0%	6,011	0%
Operating loss	(8,039)	-106%	(2,123)	-56%	(5,916)	279%
Net loss	(7,613)	-101%	(2,240)	-59%	(5,373)	240%

The $3,770 thousand increase in net sales and $226 thousand decrease in gross profit for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, was largely attributable to net sales generated from our general contracting segment.

The $336 thousand decrease in selling, general and administrative expenses for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is the result of continued efforts to reduce costs including headcount.

For the six months ended June 30, 2009 we incurred charges in the amount of $6,011 thousand for asset impairment related to the write-down of STC Holdings as discussed in Note 7 and the goodwill impairment charge discussed in Note 6.

The $5,916 thousand increase in operating loss and the $5,373 thousand increase in net loss is due primarily to the asset impairment charge of $6,011 thousand offset by decreased selling, general and administrative expenses.

Liquidity and Capital Resources

Merger with Almana Networks International, Inc.

To address our immediate need for funds, the Board of Directors on August 10, 2009 approved the merger with Almana Networks International, Inc. described in Note 1. The Board authorized management of the Company to enter into an Agreement and Plan of Merger with Almana Networks International, Inc. which will, if and when completed according to the terms of the merger agreement, create a combined business with the following anticipated results: (i) an assignment to the Company of 7 contracts expected to generate $8 million in revenue and $1.2 million in EBITDA during the last 4 months of 2009; (ii) provide a $5 million line of credit to the Company for working capital needs; (iii) an assignment of or direct placement with the Company of additional contracts during 2010 projected to provide an additional $61 million in revenue and $12 million in EBITDA during 2010; and (iv) a reduction in SG&A expenses by approximately $3.6 million a year. However, there can be no assurance that the specific transaction with Almana Networks International, Inc. will be consummated or that any transaction that is consummated will be favorable to our stockholders.

Overview

The Company has incurred continued losses and has negative working capital. Although the Company has historically been able to raise additional working capital through the private placement of its common stock, the Company may not be able to continue this practice in the future nor may the Company be able to obtain additional working capital through other debt or equity financings. In the event that we do not complete the merger discussed above, the Company will need additional funding and the Company may be forced to significantly reduce operating expenses to a point that would be detrimental to the Company’s business operations and business development activities.

Future capital and other expenditure requirements.

Our future capital requirements will depend on many factors, including our level of revenues. Unless and until we are able to generate sufficient revenues from our product sales and contract services, we expect such losses to continue in the future. Therefore our ability to continue to operate our business over the next 12 months is highly dependent on the amount of cash and cash equivalents on hand combined with our ability to raise capital to support our future operations.

Additional capital, whether obtained through financial markets (in the form of public or private debt or equity) may not be available at all, when needed, or on terms acceptable to us. If additional funds are raised through the issuance of additional common stock, other equity securities or indebtedness, the percentage ownership of our then-current stockholders may be diluted substantially and the equity or debt securities issued to new investors may have rights, preferences or privileges senior to those of the holders of our then-existing capital stock.

Because our planned operations require immediate additional liquidity which may not be available, there is substantial doubt about our ability to continue as a going concern. The question about our ability to continue as a going concern may limit our ability to obtain financing on acceptable terms or at all, and may limit our ability to obtain new business. If we are unable to continue as a going concern, we may elect or be required to seek protection from creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. In such a case, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.

Factoring Arrangement

From time to time the Company sells receivables pursuant to the terms of an agreement dated July 16, 2009 with Amegy Bank National Association.  As of August 7, 2009, there was an aggregate of $519 thousand invoices purchased under this arrangement which was accounted for as a financing transaction. Upon the occurrence of an event of default, Amegy has the right to demand the immediate repayment of all indebtedness owed to it by the Company. The discount on the face value of any invoice is approximately 0.40% per fifteen day period outstanding.  The agreement allows for the Company to obtain advances of up to 80% of the balance of qualifying receivables subject to approval. As of August 7, 2009, $414 thousand was advanced under this arrangement.

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

ITEM 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to the officers who certify its financial reports and to other members of senior management and the Company’s board of directors. Based on their evaluation as of June 30, 2009, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes to internal controls over financial reporting that occurred during the three months ended June 30, 2009, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

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

MDI, INC.

Dated: August 14, 2009	By: /s/ Michael Sweet
Michael Sweet
Senior Vice President and Chief Financial Officer