Form 10-Q
period 2009-09-30
MDI, INC.
filed 2009-11-16
CIK 318259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

—————————

FORM 10-Q

—————————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

—————————

MDI, Inc.
(Exact name of registrant as specified in its charter)

—————————

Delaware	0-9463	75-262358
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

835 Proton, San Antonio, Texas 78258
(Address of Principal Executive Office) (Zip Code)

(210) 404-9551
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

—————————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   □ Yes ☑ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	□	Accelerated filer	□
Non-accelerated filer	□	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ¨ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 17,124,289 shares of common stock were issued and outstanding as of November 12, 2009.

MDI, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

3

Item 1.        Financial Statements

3

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and June 30, 2009

3

Consolidated Statements of Operations for the Three Months Ended (unaudited) and Inception
(June 3, 2009) through September 30, 2009 (unaudited)

4

Consolidated Statements of Cash Flows for the Period from Inception (June 3, 2009) through
September 30, 2009 (unaudited)

5

Consolidated Statement of Stockholders’ Equity (Deficit) from Inception (June 3, 2009) through
September 30, 2009 (unaudited)

6

Notes to the Consolidated Financial Statements (unaudited)

7

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

19

Item 4T.     Controls and Procedures

19

PART II – OTHER INFORMATION

20

Item 1.        LEGAL PROCEEDINGS

20

Item 1A.     Risk Factors

20

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.        Defaults Upon Senior Securities

20

Item 4.        Submission of Matters to a Vote of Security Holders

20

Item 5.        Other Information.

20

Item 6.        Exhibits

20

SIGNATURES

21

PART I FINANCIAL STATEMENTS

Item 1.

Financial Statements

MDI, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$200,279	$—
Accounts receivable (net of allowance for doubtful accounts of $0)	675,833	—
Amounts due from related party	742,791	—
Prepaids and other current assets	262,598	—
Advances to subcontractor (related party)	995,203	—
Revenue in excess of billings	148,176	—
Notes receivable-current portion	100,000	—
Assets held for sale	250,000	—
Total current assets	3,374,880	—
Furniture, equipment and improvements, (net of accumulated depreciation of $120 and $0, respectively)	10,950	—
Notes receivable - noncurrent	250,000	—
Note receivable - convertible	750,000	—
Deposits - noncurrent	105,479
Intangible assets (net of accumulated amortization of $6,648 and $0, respectively)	530,388	—
Goodwill	156,834	—
Total assets	$5,178,531	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$812,786	$14,809
Accounts payable - related party	547,949	—
Accrued expenses and payroll liabilities	346,297	—
Billings in excess of revenue	1,092,038	—
Notes payable - other	85,866	—
Dividends payable	109,360	—
Total liabilities	2,994,296	14,809
COMMITMENTS AND CONTINGENCIES
Stockholders’ equity (deficit):
Preferred stock, $5.00 par value, issuable in series; 2,000,000 shares authorized Series A, LIBOR +2% cumulative convertible, 195,351 shares authorized, 195,351 and 0 shares issued and outstanding as of September 30 and June 30, 2009, respectively	976,755	—
Common stock $.01 par value, 100,000,000 shares authorized, 17,124,189 outstanding at September 30, 2009	171,241	—
Additional paid-in capital	993,591	—
Retained earnings (accumulated deficit)	42,648	(14,809)
Total stockholders’ equity (deficit)	2,184,235	(14,809)
Total liabilities and stockholders’ equity (deficit)	$5,178,531	$—

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended	Inception (June 3, 2009) through
	September 30, 2009
Revenue	$1,922,625	$1,922,625

Cost of goods sold	1,602,610	1,602,610

Gross margin	320,015	320,015
Operating costs and expenses
General and administrative	247,659	262,468
Sales and marketing expenses	8,333	8,333
Depreciation and amortization	6,768	6,768
Total operating costs and expenses	262,760	277,569
Net operating income	57,255	42,446
Other income:
Interest income	1,808	1,808
Total other income	1,808	1,808
Net income from continuing operations before income taxes	59,063	44,254
Provision for income taxes	—	—
Net income from continuing operations	59,063	44,254
Income from discontinued operations	414	414
Net income	59,477	44,668
Dividend requirement on preferred stock	2,020	2,020

Net income allocable to common stockholders	$57,457	$42,648
Net income per share - basic:
Continuing operations	$0.01	$0.01
Discontinued operations	$—	$—
Net income per share - fully diluted:	$0.01	$0.01
Continuing operations	$0.01	$0.01
Discontinued operations	$0.00	$0.00
Weighted average number of common shares outstanding - basic	7,399,263	5,720,438
Weighted average number of common shares outstanding - fully diluted	7,400,885	5,721,692

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

Period from inception (June 3, 2009) through September 30, 2009

Cash flows from operating activities:
Net income	$44,668
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,768
Changes in operating assets and liabilities:
Increase in accounts receivable	(675,833)
Increase in amounts due from related party	(742,791)
Increase in advances to subcontractors and revenue in excess of billings	(1,143,380)
Increase in prepaids and other current assets	(216,893)
Increase in accounts and notes payable	822,272
Increase in billings in excess of revenue	1,092,038
Increase in accrued expenses and payroll liabilities	34,500

Net cash used in operating activities	(778,651)

Cash flows from investing activities:
Purchase of property and equipment	(11,070)
Deposit on long term lease	(10,000)
Net cash used in investing activities	(21,070)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants	1,000,000
Net cash provided by financing activities	1,000,000

Net change in cash	200,279
Cash - beginning	—
Cash - ending	$200,279

Supplemental disclosure for non-cash investing and financing activities:
Non-cash financing activities:
Common and preferred shares issued in reverse acquisition	$1,089,955

The accompanying notes are an integral part of these consolidated financial statements.

MDI, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

Period from inception (June 3, 2009) through September 30, 2009

	Convertible Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Paid in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
Beginning balances	—	$—	—	$—	$—	$—	$—
Net loss						(14,809)	(14,809)
Balances at June 30, 2009						(14,809)	(14,809)
Issuance of common stock to founders	—	—	700	—	7	—	7
Issuance of common stock for acquisition	—	—	300	—	51,625	––	51,625
Exchange of shares	—	—	9,499,000	95,000	994,955	—	1,089,955
Private placement of common stock and warrants	—	—	4,000,000	40,000	960,000	—	1,000,000
Shares issued in reverse acquisition	195,351	976,755	3,624,189	36,241	(1,012,996)	—	—
Dividends on preferred stock	—	—	—	—	—	(2,020)	(2,020)
Net income	—	—	—	—	—	59,477	59,477
Balances at September 30, 2009	195,351	$976,755	17,124,189	$171,241	$993,591	$42,648	$2,184,235

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements (unaudited)

Note 1.

Basis of Presentation

The unaudited interim consolidated balance sheet as of September 30, 2009 and consolidated statements of operations for the three months ended and period from inception (June 3, 2009) through September 30, 2009 and the consolidated statement of changes in stockholders’ equity (deficit), and consolidated statement of cash flows for the period from inception (June 3, 2009) through September 30, 2009 included herein, have been prepared in accordance with the instructions for Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Article 10 of Regulation S-X under the Exchange Act. In the opinion of the management, they include all normal recurring adjustments necessary for a fair presentation of the financial statements. Results of operations reported for the interim periods are not necessarily indicative of results for the entire year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

Overview and Recent Events

MDI, Inc., a Delaware corporation, (“MDI”, “we”, “our” or the “Company”) was incorporated in the state of Delaware in December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. in September 2004. Since that time, the Company has incurred recurring and increasing losses from operations and had negative working capital, despite the acquisition and divesture of several businesses, including American Business Systems and FAS, LLC. On September 8, 2009, the Company simultaneously completed a series of transactions described below, including the acquisition of Almana Networks International, Inc., a Delaware corporation, (“ANI”) for 9,500,000 shares of the Company’s common stock (“Common Stock”) and the private placement of 4,000,000 shares of Common Stock and a warrant to purchase 4,000,000 common shares at an exercise price of $0.60 per share, in exchange for $1 million in cash. These transactions resulted in a change of control, with MDI, Inc., being the surviving legal entity and ANI being the surviving accounting entity. This report on Form 10-Q is presented accordingly, and includes the results of operations of ANI since inception on June 3, 2009.

We have more fully described transactions that were completed on September 8, 2009, in the following paragraphs:

Pursuant to a Stock Purchase Agreement (the “Acquisition Agreement”), by and among ANI and the holders of ANI capital stock (“Holders”), all of the issued and outstanding capital stock of ANI were exchanged for an aggregate of 9,500,000 shares of MDI’s Common Stock.

Simultaneously, we issued 4,000,000 shares of Common Stock, as well as a warrant to purchase 4,000,000 shares of Common Stock at an exercise price of $0.60 per share (the “Warrant”), in a private placement transaction (the “PIPE”) to MDI Investments, LLC, for net proceeds of $1 million.

In connection with the closing of these transactions, MDI expanded the size of its board of directors from four to eight, and appointed four directors named by MDI Investments, LLC. Two of the appointed directors are also owners of MDI Investments, LLC.

Collectively, the PIPE Purchasers and the Holders own 13,500,000 shares of MDI Common Stock, and the PIPE Purchasers have the ability to acquire 4,000,000 additional shares of MDI Common Stock through the exercise of the Warrant. The PIPE Purchasers and the Holders own or have the right to acquire approximately 82.8% of the MDI Common Stock (assuming full exercise of the Warrant).

Additionally, all of the issued and outstanding shares of Monitor Dynamics, Inc., “(Monitor”), a wholly-owned subsidiary of MDI which operated MDI’s security systems business, were sold to 214 Investments, Inc. (“214” and “Purchaser”), a corporation owned by certain members of the management of MDI prior to September 8, 2009, who resigned as of September 8, 2009. As consideration for the purchase, the Purchaser issued an unsecured convertible promissory note in the amount of $750,000 that bears interest at the rate of 4% per annum. The note, unless paid partially or in full before its maturity date of September 14, 2014, will automatically convert into Purchaser’s common stock. The conversion price shall be equal to three times Purchaser’s annual revenues divided by the outstanding shares of Purchaser’s common stock on the conversion date, and the conversion rate shall equal the outstanding principal divided by the conversion price. The purchase price was determined by former management of the Company at the time of the Company’s entry into the negotiations that led to the Acquisition Agreement and the PIPE Agreement and prior to their resignations in connection with the closing of such transactions.

In connection with the sale of Monitor to 214, MDI entered into a non-competition agreement, dated as of September 8, 2009, by and among 214, MDI and ANI. The non-competition agreement provides that MDI and ANI agree not to compete against 214 with respect to specified fields, customers and territories for a period of five years. Additionally, MDI entered into two intellectual property license agreements, each with Monitor. One license provides for a grant to MDI from Monitor of a perpetual, royalty-free license to use certain intellectual property of Monitor. Another license provides for a grant to Monitor by MDI of a perpetual, royalty-free license to use certain intellectual property of MDI. MDI entered into a transition services agreement with 214, pursuant to which 214 agreed to provide certain services to MDI in connection with the sale of Monitor.

MDI also entered into an option agreement with 214, pursuant to which, in exchange for $1,000, MDI granted an option to 214 to purchase all of the issued and outstanding membership interests of Structure REDS, LLC (“Structure”), a wholly-owned subsidiary of MDI which operates MDI’s general contracting business, in exchange for the issuance to MDI by 214 of an unsecured convertible promissory note in the amount of $250,000. MDI further entered into a services agreement with 214, pursuant to which 214 will provide all necessary services for Structure to perform its obligations under all current and future projects. Ninety-nine percent of gross revenues collected in connection with Structure projects will be paid to 214, and one percent of gross revenues collected in connection with Structure projects will be paid to MDI.

Reverse Acquisition

The transactions completed on September 8, 2009 have been accounted for as a reverse acquisition with ANI as the successor (the “Acquisition Transaction”). The reverse acquisition has been given retroactive effect in the accompanying financial statements. The accompanying consolidated financial statements represent those of ANI for all periods prior to the consummation of the transaction from inception on June 3, 2009.

About Almana Networks

Almana Networks International, Inc. was formed on June 3, 2009 for the purpose of operating as a control systems company, focusing in three areas: large and complex security, surveillance and command and control solutions; program management of complex industrial and government control system implementations; and development and deployment of security, communication and control systems products. The three founding members of ANI received 700 shares of ANI common stock in exchange for all of their rights to the Company’s business strategy. Additionally, the Company issued 300 shares of common stock in exchange for all of the outstanding shares of ANS Contract Sub, (“ANS Sub”). ANS Sub, incorporated in Delaware on August 7, 2009, owned the rights to certain executed contracts for services to be performed in Qatar during fiscal 2009 and fiscal 2010. An equity contribution and corresponding intangible asset in the amount of $51,625 was recorded at the date of this transaction for the estimated fair value of the sales and marketing efforts performed to execute the contracts. This intangible asset will be amortized in proportion to the revenue earned under the contracts. In addition, the Company also contracted with Almana Network Solutions, Inc. (“ANS”), as subcontractor for those contracts. Both ANS and ANS Sub are related parties to the Company as a result of common ownership among the entities. As this is the first year of operations, the amounts presented in the financial statements represent the cumulative operations since inception.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplate continuation of the Company as a going concern. The ability of the Company to continue as a going concern is dependent on the Company raising adequate capital and obtaining financing to fund operating losses until it becomes profitable. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2. Summary of Significant Accounting Policies

Stock-Based Compensation

We account for stock-based compensation awards in accordance with Accounting Standards Codification topic 718, Compensation—Stock Compensation (“ASC 718”). Under ASC 718, all stock-based awards, including employee stock option grants, are recorded at fair value as of the grant date and recognized as expense in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period. We estimate the fair value of stock-based awards using the Black-Scholes option pricing model. Pursuant to the Acquisition Agreement, options to purchase 712,896 shares of our common stock became fully vested on September 8, 2009, at exercise prices ranging from $0.40 to $92.50.

The fair value of these options was estimated on September 8, 2009, using the Black-Scholes option-pricing model with the following assumptions:

September 8, 2009
Expected life in days until terminated pursuant to call provision	93 days
Expected volatility	146.91%
Risk-free interest rate	3.5%

Earnings Per Share

Net income per share is computed under the provisions of Accounting Standards Codification topic 260, Earnings Per Share. Basic income per share is computed using net income and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants and conversion of preferred shares. Common equivalent shares are excluded from the diluted computation if their effect is anti-dilutive.

As of September 30, 2009, there were 712,896 options to purchase common stock options and 4,392,271 purchase warrants outstanding that were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. As of September 30, 2009, there were 195,351 shares of preferred stock outstanding, which convert to 6,783 shares of common stock. Diluted income per share for the three months ended and period from inception through September 30, 2009, gives effect to the weighted average of 1,622 and 1,254 common shares issuable during the respective periods assuming conversion of the outstanding shares of preferred stock. All options and warrants were excluded from the computation of diluted earnings (loss) per share because the effect was anti-dilutive.

Allowance for Doubtful Accounts

We provide an allowance for doubtful accounts, which is based upon a review of outstanding receivables as well as historical collection information. Credit is granted to most customers on an unsecured basis. In determining the amount of the allowance, management is required to make certain estimates and assumptions. We did not record a provision for bad debts for the quarter and period from inception to September 30, 2009, as we deemed all accounts receivable fully collectible.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for doubtful accounts and the valuation of goodwill and intangible assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents, for cash flow statement purposes. Cash includes cash on hand and demand deposits in accounts maintained with federally insured financial institutions in the United States. We have not experienced any losses in such accounts.

Revenue and Cost Recognition

We enter into contracts that are performed over multiple reporting periods. Contract revenues are recognized using the percentage of completion method based on the cost-to-cost method, whereby the percentage complete is based on costs incurred in relation to total estimated costs to be incurred. Costs associated with obtaining new contracts are expensed as incurred. We generally do not combine or segment contracts for purposes of recognizing revenue.

Customers are billed based on the terms included in the contracts, which are generally upon delivery of certain products or information, or achievement of certain milestones defined in the contracts. When billed, such amounts are recorded as accounts receivable. Revenue earned in excess of billings represents revenue related to services completed but not billed, and billings in excess of revenue earned represent billings in advance of services performed.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and depreciation costs. Losses on contracts are recognized in the period such losses are determined. We do not believe warranty obligations on completed contracts are significant. We use subcontractors to perform our long-term security integration and installation contracts. The subcontracts are on a firm fixed price basis, and therefore we expect our estimated costs to remain stable throughout the contract. However, changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Income Taxes

Income taxes are accounted for in accordance with Accounting Standards Codification topic 740, Income Taxes (“ASC 740”), which provides for an asset and liability approach to accounting for income taxes. We follow an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amounts expected to be realized.

At the end of each interim period, we estimate the effective tax rate we expect to be applicable for the full fiscal year and this rate is applied to our results for the interim year to date period. Based upon our evaluation of possible future events and transactions, expected changes to our valuation allowance and utilization of our net operating loss carryforwards, we currently estimate our effective rate for the 2009 fiscal year will be 0%.

Our policy regarding the classification of interest and penalties is to classify them as income tax expense in the Company’s financial statements, if applicable.

At September 30, 2009, the Company had federal net operating loss carryforwards of approximately $7,900,000 to reduce future taxable income.  The Company’s net operating loss carryforwards will be subject to certain limitations on annual utilization because of changes in the ownership, as defined by federal tax law. The Company has not recorded tax benefits on its book losses and has recorded a valuation allowance against all of its deferred tax assets since it believes it is more likely than not that its deferred tax assets will not be realized.

Foreign Currency Translation

The functional currency of the Company’s foreign operation is their local currency. At present, all operations are in Qatar, and as the Qatar rial is fixed to the U.S. dollar, foreign currency translation has no affect on our financial statements.

Fair Value Measurements

As of September 30, 2009 and June 30, 2009, we do not have any accounts that are required to be or that we elected to measure at fair value. We believe that the carrying value of our financial instruments, which consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short term nature.  We believe that the carrying value of notes payable approximates fair value as the interest rates payable approximate market rates on similar borrowings at September 30, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards Codification ™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). Use of the new Codification is effective for interim and annual periods ending after September 15, 2009. The Company has used the new Codification in reference to GAAP in this quarterly report on Form 10-Q and such use has not impacted the results of the Company.

Recently Adopted Accounting Standards

On June 3, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), on business combinations. The guidance modifies the accounting for business combinations by requiring that acquired assets, assumed liabilities, and contingent consideration arrangements be recorded at fair value on the date of acquisition. Pre-acquisition contingencies will generally be accounted for at fair value using purchase accounting. The guidance also requires that transaction costs be expensed as incurred, acquired research and development costs be capitalized as an indefinite-lived intangible asset, and that the requirements for exit and disposal activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. The Acquisition transaction was accounted for using this guidance.

On June 3 2009, the Company adopted authoritative guidance issued by the FASB that changes the accounting and reporting for noncontrolling interests. The guidance modifies the reporting for noncontrolling interests in the balance sheet and minority interest income (loss) in the income statement. This guidance also requires that increases and decreases in the noncontrolling ownership interest amount be accounted for as equity transactions. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

On June 3, 2009, the Company adopted authoritative guidance issued by the FASB which clarifies the earnings per share calculations and disclosures for certain unvested share-based payment awards. This guidance requires that unvested share-based payment awards with a right to receive nonforfeitable dividends are participating securities and thus, should be considered a separate class shares when computing earnings per share. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

On June 3, 2009, the Company adopted authoritative guidance issued by the FASB on subsequent events. This guidance provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The guidance clarifies: 1) the period after the balance sheet date during which management should evaluate the events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows. We evaluated all events or transactions that occurred after September 9, 2009, up through the date we issued these financial statements on November 16, 2009.

On June 3, 2009, the Company adopted authoritative guidance issued by the FASB on interim disclosures about the fair value of financial instruments. The guidance requires an entity to provide disclosures about the fair value of financial instruments for interim reporting periods, as well as in annual financial statements..The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

On September 30, 2009, the Company adopted authoritative guidance issued by the FASB on the measurement of liabilities at fair value. The guidance requires that, when a quoted price in an active market for the identical liability is not available, the fair value of a liability be measured using one or more of the listed valuation techniques that maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the guidance clarifies that when estimating the fair value of a liability, entities are not required to include a separate input or an adjustment to other inputs for the existence of a restriction that prevents the transfer of the liability. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.

Note 3. Business Acquisitions

We allocate the cost of acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the cost over the fair value of the identified net assets acquired is recorded as goodwill.

Acquisition of ANS Sub

On August 7, 2009, we issued 300 shares of common stock (2,850,000 post-acquisition shares) in exchange for all of the outstanding shares of ANS Contract Sub, (ANS Sub). ANS Sub, incorporated in Delaware on August 7, 2009, owned the rights to certain executed contracts for services to be performed in Qatar during fiscal 2009 and fiscal 2010 (“Acquired Contracts”). An equity contribution and corresponding intangible asset in the amount of $51,625 was recorded at the date of this transaction for the estimated fair value of the sales and marketing efforts performed to execute the contracts. This intangible asset will be amortized in proportion to the revenue earned under the contracts. In addition, the Company also contracted with Almana Network Solutions, Inc. (“ANS”), as subcontractor for those contracts. Both ANS and ANS Sub are related parties to the Company as a result of common ownership among the entities.

Reverse Acquisition

On September 8, 2009, we entered into a Stock Purchase Agreement with MDI, Inc., pursuant to which all of the outstanding shares of ANI were exchanged for 9,500,000 shares of MDI, Inc. (see Note 1). The transaction resulted in a change of control. For accounting purposes, these actions resulted in a reverse merger, and ANI is the accounting survivor and surviving business entity; however, MDI is the surviving legal entity.

The following table summarizes the preliminary allocations of the purchase price:

Financial assets	$1,241,185
Assets held for sale	250,000
Identifiable intangibles	485,411
Goodwill	156,834
Financial liabilities	(1,043,475)
Total purchase price or consideration	$1,089,955

The fair value of the consideration given totaled $1,089,955 which was the fair value of the number of shares of common stock that would result in the same ownership structure of ANI if it were the surviving legal entity, plus the fair value of the stock options that the were assumed in the transaction. We estimated the fair value of the our common stock issued to be $0.30 per share, which is a discount to the closing price on the date of transaction, giving effect to the restricted and unregistered nature of the stock that was issued.

We recorded goodwill totaling $156,834, which is the excess of the consideration given over the identifiable net assets. Management believes that the goodwill is representative of the value of the public entity that provides a vehicle for future growth. We do not expect that any of the goodwill acquired will be deductible for tax purposes.

The intangible assets relate to a domain name, patent, and trade name history, which are being amortized over their estimated useful lives ranging from two to twenty-five years.

Note 4. Assets Held for Sale

In connection with the September 8, 2009 transaction, we acquired Structure Reds, a wholly owned subsidiary of our predecessor company.  Structure Reds is the general contractor on a construction project and one small design project. Because Structure Reds does not have a continuing revenue stream beyond these projects, and its operations are unrelated and not complementary to the security business, it is, and has been since September 8, 2009, the intent of management to sell Structure Reds, and accordingly, its operations are reported as discontinued operations.

Note 5. Notes Receivable

We acquired two notes receivable pursuant to the Acquisition Agreement with contractual values totaling $588,000, including accrued interest. We recorded these notes at their estimated fair value of $250,000, which is less than the contractual value due to the age of the notes and a lack of collection history.

We acquired a convertible promissory note in the amount of $750,000 which was issued as consideration for the purchase of Monitor Dynamics, Inc., a wholly-owned subsidiary of our predecessor company, and which operated its security systems business. The maker of the note is 214 Investments, whose owners are the former management of our predecessor company. The note, which bears interest at the rate of 4% per annum, matures on September 14, 2014, and unless paid partially or in full will automatically convert into 214’s common stock upon maturity. The conversion price shall be equal to three times Purchaser’s annual revenues divided by the outstanding shares of Purchaser’s common stock on the conversion date, and the conversion rate shall equal the outstanding principal divided by the conversion price.

Note 6. Revenue Earned in Excess of Billings and Billings in Excess of Revenue Earned

As of September 30, 2009, we have contract receivables pursuant to five contracts under which we are delivering and installing facility access and security systems. The contracts are performed by our subcontractor and delivered in Qatar, and as performance ranges across multiple reporting periods, we apply the percentage of completion method of accounting for revenue recognition. Payments for these contracts are often spread throughout the term of the contract and may be based on successful interim equipment deliveries or milestone payments. At September 30, 2009, we had $675,833 in accounts receivable related to these contracts. Our billings to customers as of September 30, 2009, exceeded the amount we recognized as revenue by $943,862, as follows:

Costs incurred on uncompleted contracts	$1,602,611
Estimated earnings on uncompleted contracts	320,015
1,922,626
Less billings to date on uncompleted contracts	2,866,488
Billings in excess of revenue, net	$943,862

Note 7. Credit Concentration.

During the three months ended and period from inception through September 30, 2009, three customers comprised 95.6% of our revenue (23.6%, 28.3% and 43.7%), respectively. At September 30, 2009, these customers comprised 100% of our total accounts receivable (51.4%, 21.6%, and 27.0%).

Note 8. Discontinued Operations

We recognized income totaling $414 from discontinued operations during the three months ended and period from inception through September 30, 2009. This income represents the operations of Structure Reds from the date of acquisition. September 8, 2009, through September 30, 2009. Because Structure Reds was acquired as an asset held for sale, we recorded the fair value of its net assets less selling costs, which we estimated to be equal to the $250,000 purchase price set forth in the Option Agreement held by 214 Investments. That value is reflected in the accompanying Consolidated Balance Sheet at September 30, 2009, as a current asset, as 214 Investments has provided notice of exercise of their option to purchase Structure Reds. As of the date of this filing, we have not recognized that notice, and will not do so, until 214 completes their obligations to provide complete financial records to us pursuant to the Structure Reds Services Agreement. The underlying financial assets and liabilities of Structure Reds are as follows:

September 30, 2009
Assets of discontinued division:
Cash	$23,498
Accounts receivable, net	289,261
Other current assets	182,162
Unbilled receivables	882,721
Property and equipment, net	1,499
Total assets	$1,379,141
Liabilities of discontinued division:
Accounts payable	$1,337,083
Accrued liabilities	28,448
Other liabilities	3,015
Deferred income	5,000
Total liabilities	$1,373,546

Note 9. Related Party Transactions and Dependence on Subcontractor

We have entered into subcontract agreements with Almana Network Solutions, Inc., (“ANSI”), a corporation based in Doha, Qatar, to fulfill substantially all of the contract requirements for all of our Acquired Contracts. ANSI is owned by our CEO and two members of our board of directors. ANSI has provided a firm fixed price for delivery of services on a turnkey basis on each of the Acquired Contracts. The price ranges from 80% to 85% of the total contract price. We are dependent on ANSI to fulfill our obligations under the Acquired Contracts. We plan to enter into contracts with ANSI to fulfill the requirements of any future contracts, if any, that w are awarded in the Qatar, India, or the Middle East.

Note 10. Equity

Preferred Stock

As a result of the Merger, we have outstanding 195,351 shares of Series A Preferred Stock (the “Preferred Stock”) that earn dividends at the rate of LIBOR +2% per annum. All dividends accrue whether or not such dividends have been declared and whether or not there are any profits, surplus or other funds legally available for payment. We assumed $107,340 in accrued, undeclared dividends in connection with the Merger. At September 30, 2009, accrued undeclared dividends totaled $109,360. Each share of Preferred Stock is entitled to 16,667 votes.

We may, at any time, redeem all or any portion of the outstanding shares of Preferred Stock at $5.00 per share plus the pro-rata portion of any unpaid dividends. The holder of the Preferred Stock may convert any or all of the 195,351 shares of Preferred Stock into shares of our Common Stock at any time at a conversion rate equal to 0.0347 shares of Common Stock per share of Preferred Stock or a total of 6,783 shares of Common Stock.

Common Stock

On August 7, 2009, and prior to becoming a public company, we issued 700 (6,650,000 post-merger) shares of its common stock to its three founding stockholders. In consideration for the issuance of the common stock, the three stockholders transferred to the Company all of their rights to the Company’s business strategy. The transaction was recorded at the par value of the common stock at $0.01 per share. The shares have not been registered and, accordingly, are subject to trading restrictions.

On August 7, 2009, and prior to becoming a public company, we  issued 300 (2,850,000 post-merger) shares of common stock in exchange for all of the outstanding shares of ANS Contract Sub, (“ANS Sub”). ANS Sub owned the rights to certain executed contracts for services to be performed in Qatar during fiscal 2009 and fiscal 2010. The shares have not been registered and, accordingly, are subject to trading restrictions.

7,000,000 of the 9,500,000 post-merger shares described above (the “Escrow Shares”), will be held in escrow by MDI and released to the Holders on a monthly basis. The number of Escrow Shares released each month will be determined by the following formula: one Escrow Share shall be released for each $.40 of Gross Margin (defined as amount of sales less costs of goods sold) produced by contracts assigned by ANI, or any other contracts, licenses, or agreements entered into by or through ANI (the “ANI Contracts”). As a result of the gross margin earned through September 30, 2009, approximately 800,000 shares will be released from escrow. Management believes that all of the Escrow Shares will be released from escrow on or before September 9, 2010.

2,500,000 of the 9,500,000 post-merger shares described above (the “Call Shares”) are subject to a repurchase right pursuant to a Call Agreement, also dated as of September 8, 2009, by and among MDI and the Holders. On September 9, 2010, if the amount of Gross Margin produced by the ANI Contracts is less than $1,000,000, some of the Call Shares will be subject to repurchase by MDI at the fair market value of the shares on September 8, 2009. The number of Call Shares subject to repurchase, if any, will be determined as follows: (i) subtract Gross Margin from $1,000,000; (ii) divide (i) by $1,000,000; and (iii) multiply by 2,500,000. For example, if Gross Margins were $500,000, the number of Call Shares subject to repurchase would be: (i) ($1,000,000-$500,000)/$1,000,000 = .5; times (ii) 2,500,000; for a total of 1,250,000 Call Shares subject to repurchase. If Gross Margin is above $1,000,000, no Call Shares will be subject to repurchase. Management believes that none of the Call Shares will be subject to call at September 9, 2010.

On September 8, 2009, we consummated the private placement of 4,000,000 shares of Common Stock and a warrant to purchase 4,000,000 shares of Common Stock for an exercise price of $0.60 per share. The Company received net proceeds of $1,000,000, which is being used for working capital. The common shares and the shares underlying the warrant have not been registered and, accordingly, are subject to trading restrictions.

As of September 30, 2009, we had outstanding warrants to issue common stock as follows:

Description	Shares Issuable	Exercise Price	Potential Gross Proceeds	Date of Issuance	Expiration Date

2005 Equity Placement	157,180	$31.40	$4,935,452	August 2005	February 2011
2006 Equity Placement	48,280	$10.20	$492,456	May 2006	November 2011
Placement Warrants	12,821	$8.60	$110,257	March 2007	March 2010
Warrants in lieu of rent	24,730	$9.00	$222,566	March 2007	March 2010
Placement Warrants	14,500	$10.00	$145,000	April 2007	April 2010
Service Warrants	15,000	$25.00	$375,000	May 2007	May 2012
Placement Warrants	119,760	$25.10	$3,005,986	May 2007	May 2012
2009 Equity Warrants	4,000,000	$0.60	$2,400,000	September 2009	September 2016
Total	4,392,271	$2.66	$11,686,717

We acquired the rights and obligations under our predecessor’s 2002 Stock Option Plan (“2002 Plan”). The 2002 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, non-qualified stock options and restricted stock awards (collectively, “Awards”). At September 30, 2009, there were outstanding fully vested options to purchase 712,896 shares of our common stock at exercise prices ranging from $0.40 to $92.50.

Note 11. Commitments and Contingencies

In September 2009, we entered into a three-year lease for our corporate headquarters in San Antonio, Texas. , Required minimum lease payments for fiscal 2009, 2010, 2011, and 2012 total $18,420, $74,655, $78,540, and $61,065, respectively.

Pursuant to the Merger, we acquired STC Holdings, Inc. (“STC”), a wholly-owned subsidiary of our predecessor company. STC is a single purpose entity that owned two office buildings in San Antonio. STC defaulted on a loan agreement in the original principal amount of $5.5 million that was secured by the buildings. STC received a letter dated August 10, 2009 from the lawyers for the lender accelerating the maturity of the note and demanding payment of all amounts due under the loan documents. Attached to the letter was a notice of substitute trustee’s sale by means of which lender planned to sell the property at auction on September 1, 2009. STC has no other assets, and the Company has not been notified of any deficiencies pursuant to the foreclosure.

On or about November 3, 2009, we received a demand notice from a bank for amounts that 214 Investments and Moniter Dynamics, Inc., is obligated to repay pursuant to a factoring agreement. The factoring agreement was transferred to 214 Investments as part of the sale of Monitor Dynamics. The amount due as of November 3, 2009, was $136,000. We have agreed to assist the bank in collection of the factored receivables.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

When used in this report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Estimates of future financial results are inherently unreliable.

From time to time, representatives of MDI, Inc. (the “Company”) may make public predictions or forecasts regarding the Company’s future results, including estimates regarding future revenues, expense levels, earnings or earnings from operations. Any forecast regarding the Company’s future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and, as a matter of course, many of them will prove to be incorrect. Further, the achievement of any forecast depends on numerous factors (including those described in this discussion), many of which are beyond the Company’s control. As a result, there can be no assurance that the Company’s performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Investors are cautioned not to base their entire analysis of the Company’s business and prospects upon isolated predictions, but instead are encouraged to utilize the entire available mix of historical and forward-looking information made available by the Company, and other information affecting the Company and its products, when evaluating the Company’s prospective results of operations.

In addition, representatives of the Company may occasionally comment publicly on the perceived reasonableness of published reports by independent analysts regarding the Company’s projected future performance. Such comments should not be interpreted as an endorsement or adoption of any given estimate or range of estimates or the assumptions and methodologies upon which such estimates are based. Undue reliance should not be placed on any comments regarding the conformity, or lack thereof, of any independent estimates with the Company’s own present expectations regarding its future results of operations. The methodologies employed by the Company in arriving at its own internal projections and the approaches taken by independent analysts in making their estimates are likely different in many significant respects. Although the Company may presently perceive a given estimate to be reasonable, changes in the Company’s business, market conditions or the general economic climate may have varying effects on the results obtained through the use of differing analyses and assumptions. The Company expressly disclaims any continuing responsibility to advise analysts or the public markets of its view regarding the current accuracy of the published estimates of outside analysts. Persons relying on such estimates should pursue their own independent investigation and analysis of their accuracy and the reasonableness of the assumptions on which they are based.

Company History and Recent Transactions

MDI, Inc., a Delaware corporation, (“MDI”, “we”, “our” or the “Company”) was incorporated in the state of Delaware in December 1995 under the name Ultrak, Inc., and changed its name to MDI, Inc. in September 2004. Since that time, the Company has incurred recurring and increasing losses from operations and has negative working capital, despite the acquisition and divesture of several businesses, including American Business Systems and FAS, LLC. On September 8, 2009, the Company simultaneously completed a series of transactions described below, including the acquisition of Almana Networks International, Inc., a Delaware corporation, (“ANI”) for 9,500,000 shares of the company’s common stock (“Common Stock”) and the private placement of 4,000,000 shares of Common Stockand warrants to purchase 4,000,000 at an exercise price of $0.60 per share in exchange for $1 million in cash. These transactions resulted in a change of control, with MDI, Inc., being the surviving legal entity and ANI being the surviving accounting entity. This report on Form 10Q is presented accordingly, and includes the results of operations of ANI since inception as of June 3, 2009.

Overview

We are a solution provider of enterprise class critical infrastructure protection and control systems company, focused in three primary market segments: (i) large, sophisticated security, surveillance and command and control solutions; (ii) program management of complex industrial and government control system implementations; and, (iii) development and deployment of security, communication and control systems products. Our solutions consist of enterprise software, expert services and preferred third party products.  The Acquisition Transaction was completed because we believe that our predecessor company’s 25-year legacy of delivering similar products and services, together with our marketing efforts, diverse international relationships, and strong localized delivery capabilities and reputation in several of the fastest growing economies in the world, will enable us to obtain additional contract awards in each region, leveraging MDI into a prominent brand in the international security market. Current sales and growth efforts are focused in the Middle East, India and Australia with planned expansion into the North American markets in 2010.

Plan of Operation

We have established corporate offices in San Antonio, Texas, to govern and administer our duties and obligations as a public company and facilitate the expansion of our global operations. We hired executive officers based in the United States and Canada to establish, promote, and administer corporate governance, business development, technological strategies, and facilitate expansion of our overall business. MDI’s CEO is based in Qatar where he oversees our operations, marketing functions and international expansion strategy. We perform targeted marketing activities throughout the Middle East, in India, Australia and began limited marketing in North America.

We conduct a large portion of our operations in Qatar through a subcontract with Almana Network Solutions, Inc., (“ANSI”), a Qatar company that is a related party through common ownership. Our contracts with ANSI enable us to deliver solutions and services with a reduced overhead and risk and which generate gross margins ranging from 15% to 30%. During the period ended September 30, 2009, all of our operations that generated revenue were performed in Qatar. Subsequent to September 30, 2009, we expanded our operations beyond this relationship and began working with partners and channels in the U.S., Canada, and Australia to deliver solutions.

We have also begun offering MDI branded products throughout the Middle East, which we believe will add to our revenue stream in the foreseeable future. These branded offerings have been introduced to the market via independent integrators and directly through MDI managed projects. We have hired senior security experts and are now marketing our world class expertise and corporate credentials under the MDI brand, allowing us to stand out from the local competition.

We have also initiated an aggressive, targeted marketing campaign designed to win additional business in India. As part of this campaign, we exhibited at the INDESEC Homeland Security and Defense show for India in October 2009 resulting in national exposure through MDI’s featured interviews on CNN and CNBC family channels. Further, we met extensively with heads of state, police and border protection, with whom we continue to have active and promising discussions. We anticipate closing our first substantial project in India in fiscal 2010.

Additionally, we have begun to tactically pursue other business opportunities in the U.S. and other countries, through both direct and partner relationships. In order to improve our prospects for winning projects beyond our current size and scope, we have established Tier 1 relationships with multiple global integrators such as Unisys and L-3 GS&ES (Global Security and Engineering Solutions). We believe that these relationships significantly extend our global sales reach as well as enhance our regional delivery capability. Further, by leveraging our partners’ credentials and capabilities via teaming and subcontracting relationships, we believe we that we will be able to participate in large scale opportunities that we would be unable to pursue on a stand-alone basis.

Corporate Information

Our principal executive offices are located at 835 Proton Road, San Antonio, Texas 78258. Our telephone number is 210-404-9551. Our website is operating at www.mdisecure.com.

Employees

As of September 30, 2009, we had 5 employees, including a sales and marketing consultant and our CEO based in Qatar. None of these employees were represented by collective bargaining agreements. We also employ consultants on an as-needed basis to supplement existing staff.

Description of Property

Our headquarters is in approximately 6,000 square feet of space that we rent in a building located at 835 Proton Road, San Antonio, Texas. We believe our headquarters space is adequate through fiscal 2010 and future requirements will be dependent upon the rate of growth we experience.

Results of Operations

During the three months ended and period from inception through ended September 30, 2009, we generated revenue totaling $1,922,625 under five contract awards that generated $320,015 in gross margin. Our operating costs, which totaled $262,760 and $277,569 for the three months ended and period from inception through September 30, 2009, included transaction costs of approximately $127,500, which were classified as general and administrative expenses.

General and administrative expenses include salaries, occupancy costs, travel expenses, professional fees, and other general and administrative expense. These costs totaled $247,659 and $262,468, for the three months ended and period from inception through September 30, 2009. While the transaction costs are non-recurring in nature, other general and administrative expenses were generally incurred during the 22-day period subsequent to September 8, 2009, and expenses in future periods are expected to increase accordingly.

Likewise, depreciation and amortization expenses were incurred for the 22-day period subsequent to the Acquisition Transaction, and are expected to increase in future periods accordingly.

Sales and marketing expenses, which totaled $8,333 for three months ended and period from inception through September 30, 2009, which represents costs directly related to our marketing efforts, will increase in future periods as we devote additional resources to trade shows, enhancing our marketing efforts and materials and building our sales and marketing organization.

Liquidity and Capital Resources

We received $1 million cash in a private placement of our common stock on September 8, 2009. We are to use the proceeds for working capital. Until that time, the Company had no operations or funding. Pursuant to the Acquisition Agreement, we acquired approximately $1.2 million in financial assets and assumed approximately $1.04 million in financial liabilities. The financial assets did not include cash or cash equivalents, and we must fund our operations and meet our obligations from this initial injection of working capital or from cash generated from operations, if any. Our contracts in Qatar generally provide for advance payments to accommodate the requirements to purchase equipment and materials before revenue is earned and certain delivery milestones are complete. However, the terms of payment on our invoices to customers are generally on a net 60 to net 90 day terms. Our contracts generally require the purchase of materials prior to collection of our receivables. Accordingly, our working capital requirements include substantial investment in work in progress as well as our fixed overhead expenses.

The financial assets we acquired pursuant to the Acquisition Transaction are non-current in nature or not immediately convertible into cash, while the creditors for the assumed liabilities are seeking prompt payment for those liabilities. We are in the process of negotiating long-term payment plans or a reduction in the total obligation in exchange for prompt payment.

As of September 30, 2009, we had approximately $200,000 in cash and receivables in excess of $1.4 million. Our billings in excess of revenue, which totaled $1.1 million, represent amounts that we have invoiced to our customers as advances or progress payments that exceed the revenue we have recognized. We utilized these advance payments to fund the projects, and at September 30, 2009, we have work in progress totaling $995,000 that represents project costs in excess of the revenue we have earned. We also have recognized approximately $148,000 as revenue on certain projects in excess of the amount we have billed to the customer. We believe that we will be able to satisfy our obligations from cash on hand and cash generated from operations.

Off- Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditure, or capital resources that is material to investors.

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

Item 4T.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the end of the period covered by this quarterly report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934) . Based on this evaluation, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

During the period covered by this quarterly report, we entered into transactions and began operations that are significantly different and more complex than in the prior period from inception (June 3, 2009) to June 30, 2009. We hired a chief financial officer and established accounting and disclosure procedures and controls There were no other significant changes to internal controls over financial reporting during the three months ended September 30, 2009, that have materially affected, or are reasonably likely to materially impact our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims other than as disclosed in Note 11 that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A.

Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On September 8, 2009, we consummated the private placement of 4,000,000 shares of Common Stock and a warrant to purchase 4,000,000 shares of Common Stock for an exercise price of $0.60 per share. The shares were issued at $0.25 per share, and the net proceeds, which totaled $1,000,000, are being used for working capital. The common shares and the shares underlying the warrant have not been registered, registered and, accordingly, are subject to trading restrictions. The proceeds are being used for working capital.

On September 8, 2009, we entered into a Stock Purchase Agreement (the “Acquisition Agreement”), by and among Almana Networks International, Inc., a Delaware corporation (“ANI”), and the holders of ANI capital stock, providing for the purchase by MDI of all of the issued and outstanding capital stock of ANI in exchange for the issuance to the Holders by MDI of an aggregate of 9,500,000 shares of the common stock of MDI, in a private placement to the Holders.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted to vote of security holders during the period covered by the report, although the Company filed a proxy statement on August 14, 2009, in connection with a planned shareholder meeting to approve an Agreement and Plan of Merger dated as of August 10. 2009, by and among the Company, ANI, and ANI Merger Sub, Inc. (the “Merger Agreement”) and the disposition of certain business lines of the Company. The proxy statement was subsequently withdrawn and the Merger Agreement was terminated prior to the calling of a shareholder meeting.

Item 5.

Other Information.

None.

Item 6.

Exhibits

Exhibits

10.1

Non-Competition Agreement

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

MDI, INC.

Dated: November 16, 2009	By:	/s/ Swaraj Bontula
Swaraj Bontula Chief Executive Officer

21